Form 10KSB
period 2001-12-31
ONLINE PROCESSING INC
filed 2002-04-15
CIK 1158722

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001, OR

         [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____.

Commission file number: (333-69270)

                             ONLINE PROCESSING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Nevada                                               22-3774845
--------------------------------                               -------------
(State of Incorporation)                                        (Tax ID No.)

                 750 East Interstate 30, Suite 100, Texas        75087
--------------------------------------------------------------------------------
                  (Address of principal executive offices)      (ZIP code)

Registrant's telephone number, including area code:          972-771-2305
                                                             ------------
Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90 days.
                               X    YES                        NO
                           ---------                 ---------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001:
                                                       $ -0-

Shares of common stock outstanding at December 31, 2001: 3,200,000

PART I.

ITEM 1            DESCRIPTION OF BUSINESS
-----------------------------------------

         We were incorporated in Nevada on December 4, 2000. The founder, Jeanne Zachary, transferred to Terri Wonderly, our sole director, officer and employee, the 3,000,000 shares of common stock which we issued to her for $15,000, composed of $500 cash and $14,500 of her services. The stock was transferred to Terri Wonderly becoming the sole officer and director and assuming all the responsibilities and indemnifying Jeanne Zachary for all liabilities of the Company.

         We are an internet-based mortgage loan processing company for mortgage brokers and companies. The way our service works is that we contract with a mortgage broker to process loans for them. When set up, the mortgage broker, or the applicant themselves, enters the applicants information directly to his mortgage loan application software, which can be purchased ready to use. We will then access his website, download the information to our software, make sure it is all in order and submit it to a lender for approval. Once it is approved, we receive a fee for the processing of $350 per loan. The software we use also can be purchased ready to use. We do not have a website at this time but can still access their website to download the information. Part of the proceeds from this offering will be to develop a website in order to promote to other potential customers.

         Through November, we had processed 63 loans with another 31 loan applications in process. Our ordinary operations have begun and we expect to attain normal operations - meaning that our income will cover operating expenses
- within a few months by servicing the two customers we have. In order to achieve normal operations, we need to process about 35 loans per month, or 420 each year.

         Mortgage brokers primary focus is generating new business by marketing their service. In order to provide more time to do this, they can relinquish the time consuming job of loan processing to the outsourcing service we offer. Many mortgage brokers find that whether they are in a high volume or low volume mortgage environment, they can take advantage of the opportunities that using our mortgage processing service provides.

         It is the opinion of management that mortgage loan processing requires intensive monitoring and management, diverting energy and effort away from every mortgage broker's primary business focus - the generating of new business. The outsourcing of the loan processing allows mortgage brokers the opportunity to spend their time soliciting new business rather than spending time in keeping up with new mortgage products, hiring and training and keeping personnel, and keeping the overhead associated with that staff. These benefits become more significant in a volatile market since a mortgage broker can convert fixed costs (employees and office expense) to a variable cost, that is, a fixed processing fee per loan.

         We have chosen to focus on mortgage brokers as customers because we believe that small to medium size brokers loan volume typically fluctuates from month to month and therefore they carry expenses for processing costs whether they process one loan or fifty in a month. Outsourcing the processing to us can eliminate this cost burden.

         At this time, we have developed two relationships with mortgage brokers who submit a number of loans to us each month. We are hopeful that over time we can process all their loans and add new customers since our intent is to grow. In addition, the more customers we have, the less we are dependent on any one of them for our business revenue.

Online Processing, Inc. offers the following in its processing service.
-----------------------------------------------------------------------
a)       We offer flexibility in how loans are processed.
b) We are able to maintain the mortgage brokers position as the primary customer contact during the processing phase.
c)       We offer fixed per loan pricing.
d)       There is a reimbursement contingency if the loan cancels in process.
e)       We prepare loan package's prepared to the broker's specifications.
f) We have a system in place for the broker to maintain control over their loan files.
g)       Loans can be submitted to any lender of the broker's choosing.
h) Other services are available within the our company that the broker can utilize if needed ; such as a document service.
i)       The broker is able to contact us whenever necessary.
j) The broker can obtain information regarding the loan file at any time of day, or day of the week.
k)       The  Broker is kept  informed  every  step of the way  during  the loan process.
In addition, it is our opinion that:
------------------------------------
l)       We provide processing for a wide array of loan products.
m)       We are knowledgeable.
n)       The loans are processed fast and accurately

A Step By Step Guide to How We Process Your Loan
------------------------------------------------
         Each loan agent will be provided the ability to download loan information using the ePASS system which interacts with our Genesis 2000 mortgage loan processing software. This will be given to them free of charge. The loan agent will start by entering their borrower information into ePASS systems which has special screen to make data entry as easy and quick as possible.

         Additional documentation that has been received from the borrower can either be scanned into the loan file or it can be faxed. All such images will be stored as part of our service. After the information on the borrower has been entered, it is then sent directly to our loan processing software, Genesis 2000. The file will be encrypted so it can be securely sent, and received on our master system. When the loan file is received, it will automatically be logged in and a loan number assigned. A paper and electronic file will be opened to hold all incoming documentation.

         The mortgage broker will have the option to designate which other parties are granted access to view the information over the internet. In general, a letter will go out to the borrower to let them know we have a file in process and how they can access their loan information over the internet. They are provided with step by step instructions and their own password. Another similar letter will go out to any Realtors involved in the transaction.

         We will prepare the required disclosures and send them to the borrower. We will also order a credit report, preliminary title report and appraisal. All verifications for the loan file will be prepared and sent out. As documentation is received on the borrower file, it will be scanned and available for view over the internet.

         We will give mortgage brokers information as to how they can access their files with us over the internet. This will enable them to: VIEW THE STATUS REPORT. This option is an excellent executive summary of the loan file as it provides all of the financial detail coupled with missing information, loan status, document status and conditions.
DOWNLOAD AN ENTIRE BORROWER FILE. One can view everything about the loan file, play "what if" with the ratios or other calculations, and even print out documents for those "last minute emergencies" that can sometimes arise. Another big benefit is that mortgage brokers can change information and upload the file back to us. We'll verify the changes before actually posting them to our master files. Only verified and reasonable changes are allowed.
VIEW DOCUMENTS. This option allows the mortgage broker to view any document of the loan file including all returned verifications, signed disclosure forms, appraisals, credit reports, etc. The entire loan file is available for viewing which keeps the mortgage broker informed and in control - they can view every step we make at any time.

         Our objective is to give our clients absolute knowledge and control over the entire loan processing stage. Our research showed that the primary roadblock to out sourced loan processing services was that the mortgage company would no longer be able to view the physical loan file and they are not kept "in the know" for every step. We resolve the problem by creating the ability for the mortgage broker to view all the documents online and we expect that technology will cause the loan processing process to become more and more automated. In turn, the streamlining will allow loans to be processed in less time and allow companies such as ours who concentrate on that one part of the whole mortgage loan process to be more efficient and cause change within the industry in the same way closing document services have done for out-sourcing the closing of loans.


THE UNITED STATES MORTGAGE MARKET:

         According to the Mortgage Bankers Association, outstanding consumer mortgage debt exceeded $4.7 trillion at the end of 1999 and $4.3 trillion at the end of 1998 and loan origination volume in the U.S. was almost $1.3 trillion in 1999 after reaching a record high of $1.5 trillion in 1998, compared to $834 billion in 1997.

         With the advent of on-line and e-commerce technologies, loan originations can be made electronically, resulting in cost and time savings to consumers and the mortgage brokers who assist those consumers. Although the on-line mortgage industry is still relatively new, it is expected to grow rapidly. According to Forrester Research the market for on-line mortgage originations is expected to grow from an estimated $18 billion in 1999 to over $91 billion in 2003, representing an increase in on-line mortgage originations from 1.4% of the existing market in 1999 to 10% of the projected market in 2003.

MARKETING AND GROWTH STRATEGY:

         Our marketing strategy is to promote to mortgage brokers who all can benefit from a fixed charge loan processing service. To date, we have relied on personal contact of our president who has been able to solicit business.

         We also aspire to engage in a number of marketing activities in traditional media such as advertising in print media, on radio and other events. We also aspires to advertise in a number of targeted publications, and also propose to purchase advertising and sponsorships on selected publications, events and websites with high traffic and interest of mortgage brokers.

         The ability for us to conduct business over the internet enables us to offer our services nationwide and does not require us to establish a physical presence in new markets. In addition, we are not required to be licensed by any state in order to process loans for others. While we currently process loans for mortgage brokers in Texas, we expect that the expanded geographic scope of our internet service capabilities will cause the proportion of processing we make outside of Texas to increase.

         It is our objective to be a leading provider of loan processing over the internet. Key elements of our marketing and growth strategy include:

Plans:
         Direct e-mail. We will e-mail to prompt potential customers to call us about our service; after we raise funds in this offering and develop a website, the e-mails will prompt potential customers to visit our website;
         Direct mail to mortgage brokers;
         After our website is developed, agreements with search engines so that our site will be near the top/front of searches for our product;
a)       Build and promote the online service;
         Selected print media such as mortgage publications, mortgage trade shows, real estate section of local newspapers and regional issues of the Wall Street Journal;

As mentioned, we aspire to expand our over the internet business capability to include:

         Partnering with industry leaders to quickly acquire customers;
         Pursue multiple and recurring revenue streams. In addition to loan processing, we intend to expand our product offering to include related financial services and products;
         Relationships and sponsorships with events with high mortgage broker traffic, for example, mortgage broker trade shows;
         Strategic purchases of online advertising;
         When our website is built, sponsoring key words on major search engines. For example, when a search is made for key words like "loan" or "mortgage", an Online banner advertisement may appear;

COMPETITION:

         There are a few competitors in the on-line mortgage loan processing market. However, no one company has emerged as the 'leader' and we are not currently competing to be one of the leaders in the field. Our success depends upon capturing and maintaining a share of mortgage brokers who will out source their loan processing in which we have an advantage by charging a flat $350 per loan whereas in a company that performs all areas of the mortgage loan process, the cost approximates $500 per loan. In order to capture the outsourcing business, we must continue to build on our low cost advantage, continue to increase awareness among potential customers of the efficiency, speed and privacy of our system, establish additional strategic relationships, and continually upgrade our technology. Many of our current competitors, however, have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical, and marketing resources than we do. In addition, participants in other areas of the financial services industry may enter the consumer loan marketplace.

OPERATIONS AND TECHNOLOGY:

         Our operations are very simple because our system is significantly automated. We developed our system so that our customers information can be transmitted and they can access their information twenty four hours a day. It is not only simple to use by our customers, but we also designed it so that it is easy for us to administrate on our end.

         Prior to the advent of automated processing and underwriting, it would take two to three weeks to get a loan file ready for underwriting, which would include:
         the loan officer (or borrower) hand writing the application the processor keying the information into the computer the processor sending out verification forms to the borrowers' bank(s) and employer(s) ordering and receiving an appraisal, title commitment, and survey Correcting all of the information on the loan application to reflect the information actually verified, and producing a "final, types application".

         After this process was completed, the underwriter would then have the loan for a few days, and then would respond with an approval, usually with conditions to be met by the processor. The processor would take another three to five days to meet the conditions and return the file to the underwriter. After another few days, the underwriter would respond with a clear approval and the loan would then proceed to closing.

Utilizing our process:
         the loan officer (or borrower) completes the application on the computer the information is electronically picked up or transmitted to the processor (no need to rekey information in) the processor, after a check to make sure everything is filled out correctly, transmits the file electronically to a computer which acts as an underwriter and makes the credit decision for the loan (FNMA, FHLMC, as well as numerous large investors maintain these systems) the computer responds within a time frame of minutes with the required documentation for the loan. Verbal verification of income and last statement verification of bank information eliminates the need for mailed verifications and speeds process the processor gets the information and orders the appraisal, title commitment and survey. If the file is actually seen by a human underwriter, it is only to verify that the processor has received all of the documentation required by the computer. Many files will never be seen by a human underwriter.

         This process has been instrumental in reducing the average processor time spends on each file form approximately nine hours to three and a half hours, and the whole process has been reduced from five weeks to one.

         We are dependent on mortgage broker relationships to send us business since we provide the service to them. However, the loss of any of these relationships coupled with the failure to add new mortgage broker relationships, would have a material adverse impact on our business and could cause the value of your investment to decline or become worthless.

         We have built a complete processing system to handle all phases of loan processing for our customers. The market in which the we compete is characterized by rapidly changing markets, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. Accordingly, our future success will depend on our ability to adapt to rapidly changing technologies, to adapt its services to evolving industry standards and to continually improve the performance, features and reliability of its service in response to competitive service and product offerings and evolving demands of the marketplace. The failure of the Company to adapt to such changes would harm the company's business. In addition, the widespread adoption of new internet, networking or telecommunications technologies or other technological changes could require substantial expenditures by the company to modify or adapt its services or infrastructure. If we only raise a small amount in this offering and technology changes too rapidly, we may not have the funds to devote to these changes and if this happens, your investment may become worthless.

ITEM 2            DESCRIPTION OF PROPERTY
-----------------------------------------

         Our corporate facilities are shared with an unrelated company which includes the use of telephones, equipment and the internet for $1,500.00 per month. This arrangement started in April 2001 and is for a period of one year. We issued 200,000 shares valued at $0.09 per share in January 2001 for this arrangement. The $18,000 value is being charged to expense over twelve months.


ITEM 3            LEGAL PROCEEDINGS
-----------------------------------

The Company is not involved in any legal proceedings.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------

The Company did not submit any matters for a vote to the security holders during 2001.

PART II.

ITEM 5            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------------------------------------------------------------------
                  STOCKHOLDER MATTERS
                  -------------------

         a.       Market Information.

There is no established public trading market for the Company's stock. The Company has filed a registration statement with the U.S. Securities and Exchange Commission under Form SB-1 of the Securities Act of 1933. The offering for this registration is effective and has not been closed. The offering will end on September 30, 2002.

         b.       Holders.

         There are two shareholders.

         c.       Dividends

         Registrant has not paid a dividend to the holders of its common stock and does not anticipate paying dividends in the near future.

         d.       Warrants

         Registrant has no warrants outstanding.


ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------------

SUMMARY OF 2001

Our accomplishments in 2001 are detailed in Section 1 above. In summary, they are as follows:

In 2000, our company has two established clients upon which to build upon.

The Company filed a registration statement under Form SB-1 of the Securities Act of 1933, and the offering will close on September 30, 2002. Our plan of operations is based upon the amount of capital we raise in this offering. We will be engaged in marketing and sales of establishing new contacts and garnering new clients to provide the online processing service. We are currently seeking to raise between $50,000 and $500,000 to expand our business. We will market our business directly to mortgage brokers.

Online Processing, Inc. will provide an annual report including audited statements without charge on request made by any shareholder to the Secretary of the Company, Online Processing, Inc. 750 East Interstate 30, Suite 100, Texas 75087.

Online Processing, Inc. files quarterly reports with the SEC.

Public may read and copy any materials filed by Online Processing, Inc. with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800- SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 This discussion may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 and information relating to the Company and its subsidiaries that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this release, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or its subsidiaries or Company management, are intended to identify forward-looking statements. Such statements reflect the current risks, uncertainties and assumptions related to certain factors including, without limitations, changes or anticipated changes in regulatory environments, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonally, distribution networks, product introductions and acceptance, technological change, changes in industry practices, onetime events and other factors described herein and in other press releases to the public or filings made by the company with the Securities and Exchange Commission, the ability to secure partnership or joint-venture relationships with other entities, the ability to raise additional capital to finance expansion, and the risks inherent in new product and service introductions and the entry into new geographic markets. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements. For further information, which could cause actual results to differ from the Company's expectations, as well as other factors, which could affect the Company's financial statements, please refer to the Company's report filed with the Securities and Exchange Commission.

Online Processing, Inc.
(972) 771-2305


ITEM 7            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------------

         Report of Independent Certified Public Accountant is attached hereto.

ITEM 8            CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
--------------------------------------------------------------------------
                  DISCLOSURES
                  -----------

         J.S Psborn, P.C. is the auditor for the Company and there have been no disagreements with our auditor on accounting or financial disclosure issues.

PART III.

ITEM 9            DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
----------------------------------------------------------------

The following persons serve as directors and officers of Registrant:

Terri Wonderly    President,  Secretary,  Chief  Financial  Officer and Director
                  Served since January 2002 and expires at the next annual meeting

TERRI WONDERLY. Ms. Wonderly has more than nineteen years experience in the real estate industry working for mortgage companies, banks and title companies. She has performed various duties, including taking loan applications all the way thru processing, underwriting - including performing the physical and automated underwriting - preparing loan packages, physically closing loans, funding the loans and shipping the files to the funding sources.

         Ms. Wonderly was an Underwriter and Senior Loan Specialist with Ameri-National Mortgage, Inc. form 1991 to 1996, an Underwriter and Closer at Columbian Bank and Trust in 1996, a Processor and Personnel Trainer at Universal Mortgage in 1997, a Loan Specialist at the Bank of Jacomo in 1998, a Processor and Personnel Trainer at Regional Investments in 1999, performed Database
Maintenance for Chappell & Associates, Inc. in 2000, a Loan Processing Specialist for Discount Mortgage Source, Inc. from 2001 to the present.

         Ms.  Wonderly  is a member  of the  National  Association  of  Mortgage
Brokers.


ITEM 10           EXECUTIVE COMPENSATION
----------------------------------------

The Company paid $3,000 per month to its sole officer and director in the calendar year 2001. The Company has no retirement or stock option or bonus plan.


ITEM 11           SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS
------------------------------------------------------------------------

         Set forth below is the direct ownership of Registrant's common Stock by management and any owner of 5% or more of Stock of Registrant.

Title of          Name and address             Amount of shares       % of class
Securities        of owner                                                 owned

--------------------------------------------------------------------------------
Common            Terri Wonderly                      3,000,000           93.75%
                  606 Kampmann Blvd.
                  San Antonio, Texas 78201
--------------------------------------------------------------------------------
Common            All Officers, Directors &           3,000,000           93.75%
                  Beneficial Holders as a Group


ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------------

         The Company had no transactions with related persons in 2001.

PART IV.

ITEM 13           EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)      The following documents are filed as a part of this report:
         Included in Part II, Item 8 of this report:

         Report of Independent Public Accountant

         Balance Sheet as of December 31, 2001 and 2000

         Statement of Operations - Twelve Months Ended December 31, 2001 and Period December 4, 2000 (date of inception) to December 31, 2000

         Statement of Stockholders' Equity - Period from December 4, 2000 (date of inception) to December 31, 2001

         Statement of Cash Flows - Twelve Months Ended December 31, 2001 and Period December 4, 2000 (date of inception) to December 31, 2000

         Notes to the Financial Statements

(b)      The Company filed no reports on Form 8-K in 2001.

(c)      The Company is not filing any exhibits.

SIGNATURES.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                   Online Processing, Inc.
                                   Registrant

                                   By:  /s/  Terri Wonderly
                                        -------------------
                                             Terri Wonderly
                                   Its:  President, Secretary, Chief Financial
                                         Officer and Director

                               J. S. OSBORN, P.C.
                           CERTIFIED PUBLIC ACCOUNTANT
                         17430 CAMPBELL ROAD, SUITE 114
                               DALLAS, TEXAS 75252
                          972-735-0033 FAX 972-735-0035
                               JOSBORN@JSOCPA.COM
                ================================================




                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANT
                     ---------------------------------------


To the Board of Directors and Stockholders of Online Processing, Inc.
Rockwall, Texas

I have audited the accompanying balance sheet of Online Processing, Inc. (A Nevada corporation) as of December 31, 2001 and the related statements of operations, stockholders' equity and accumulated deficit, and cash flows for the year ended December 31, 2001 and for the period December 4, 2000 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Online Processing, Inc. as of December 31,2001, and the results of their operations and their cash flows for the year ended December 31, 2001 and for the period December 4, 2000 (date of inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note-H to the financial statements, the Company incurred a loss for the period, has not generated significant revenues, and has no capital resources. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note-H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  J.S. Osborn, P.C.
     -----------------
     J.S. Osborn, P.C.

Dallas, Texas
April 15, 2002

                             ONLINE PROCESSING, INC.

                                  Balance Sheet
                                DECEMBER 31, 2001


                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                                                 $ 11,423
  Accounts receivable                                                     4,900
  Interest receivable                                                     6,825
  Prepaid lease                                                           4,500
                                                                        --------
    Total Current Assets                                                 27,648

OTHER ASSETS:
 Note receivable                                                         40,000
                                                                       --------
    Total Other Assets                                                   40,000

                                                                        --------
TOTAL ASSETS                                                           $ 67,648
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                                     $ 12,903
  Loan payable - related party                                            3,715
  Interest payable                                                        6,825
                                                                       --------
    Total Current Liabilities                                            23,443

OTHER LIABILITIES:
  Note payable                                                           40,000
                                                                       --------
    Total Other Liabilities                                              40,000

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value; 25,000,000 shares authorized;
   3,200,000 shares issued and outstanding                                3,200
  Additional paid-in capital                                             26,450
  Accumulated deficit                                                   (25,445)
                                                                       --------
    Total Stockholders' Equity                                            4,205
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 67,648
                                                                       ========




           See accountant's report and notes to financial statements.


                             ONLINE PROCESSING, INC.

                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001



                                                                                                   Accumulated
                                                                                                      Since
                                                                                                    Inception
                                                                                                December 4, 2000
                                                                     ---------------            --------------------

REVENUE:
  Fee income                                                              $ 26,800                         $ 5,800
                                                                     ---------------            --------------------

OPERATING EXPENSE:
  Contract labor                                                                 -                          14,500
  Consulting                                                                23,533                           3,926
  Office and equipment rent                                                 13,500                           6,000
  Other                                                                        347                             365
                                                                    ---------------            --------------------
   Total Operating Expense                                                  37,380                          24,791

OPERATING (LOSS):                                                          (10,580)                        (18,991)


OTHER INCOME (EXPENSE):
  Interest income                                                            6,825                               -
  Interest expense                                                          (6,825)                              -
                                                                    ---------------            --------------------
   Total other income (expense)                                                  -                               -


                                                                    ---------------            --------------------
NET LOSS:                                                                $ (10,580)                      $ (18,991)
                                                                    ===============            ====================


Basic/diluted weighted average number of shares outstanding              3,189,041                       3,000,000
                                                                    ===============            ====================



Basic/diluted net loss per share                                             $0.00                           $0.00
                                                                    ===============            ====================










           See accountant's report and notes to financial statements.



                            ONLINE PROCESSING, INC.

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
          Period December 4, 2000 (Date of Inception), to July 31, 2001



                                             Common Stock                Paid In        Accumulated
                                        Shares         Amount            Capital          Deficit
                                     -----------------------------    --------------   --------------

 Balance,
    December 4, 2000
    (date of inception)                   -0-            -0-               -0-              -0-

Shares issued on
    December 4, 2000
      for Cash                             100,000          $ 100             $ 400
      for Services                       2,900,000          2,900            11,600

Net Loss
    December 31, 2000                                                                        (14,865)

Shares issued on
    January 20, 2001
      for Expenses                         200,000            200            17,800

Filing Fees with SEC                                                         (3,350)


Net Loss                                                                                     (10,580)

                                     -----------------------------    --------------   --------------
Balance
   December 31, 2001                     3,200,000        $ 3,200          $ 26,450        $ (25,445)
                                     =============================    ==============   ==============















           See accountant's report and notes to financial statements.



                             ONLINE PROCESSING, INC.

                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
        THE PERIOD DECEMBER 4, 2000 (DATE OF INCEPTION), TO JULY 31, 2001


                                                                                                   Accumulated
                                                                                                      Since
                                                                                                    Inception
                                                                      December 31, 2001         December 4, 2000
                                                                     --------------------     ----------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $           (10,580)     $             (14,865)
   Items not requiring cash:
     Stock issued for services                                                                               14,500
     Stock issued for expenses                                                    13,500                          -
  Changes in operating assets and liabilities:                                                                    -
   Increase in accounts receivable                                                (4,900)                         -
   Increase in interest receivable                                                (6,825)                         -
   Increase in accounts payable                                                   12,538                        365
   Increase in interest payable                                                    6,825                          -
                                                                     --------------------     ----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:                                        10,558                          -

CASH FLOWS FROM INVESTING ACTIVITIES:
  Note receivable                                                                (40,000)                         -
                                                                     --------------------     ----------------------
NET CASH USED FROM INVESTING ACTIVITIES:                                         (40,000)                         -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock issued                                                                         -                        500
  Loan                                                                             3,715                          -
  Registration costs                                                              (3,350)                         -
  Loan proceeds                                                                   40,000                          -
                                                                     --------------------     ----------------------
NET CASH PROVIDED FROM FINANCING ACTIVITIES:                                      40,365                        500


NET INCREASE  IN CASH:                                                            10,923                        500


CASH AT BEGINNING OF YEAR:                                                           500                          -
                                                                     --------------------     ----------------------


CASH AT END OF YEAR:                                                 $            11,423      $                 500
                                                                     ====================     ======================


SUPPLEMENTAL DISCLOSURE:
  No interest paid for the period
  No taxes paid for the period
 Stock issued for office space and equipment rental - $18,000

           See accountant's report and notes to financial statements.

                             ONLINE PROCESSING, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
---------------------------------------------------------------------------

History:
-------
The Company was organized December 4, 2000, as a Nevada corporation under the name of Online Processing, Inc. The Company is in the business of processing mortgage loans via the Internet. Operations are in effect and as such the Company is no longer in the development stage.

Basis of Presentation:
---------------------
It is the Company's policy to prepare its financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States. The Company's year end is December 31.

Revenue Recognition:
-------------------
Revenues are recorded as income in the period the processing fees are earned and expenses are recognized in the period in which the related liability is incurred. Processing fees are earned at the time of closing of the loan.

Use of Estimates:
----------------
In order to prepare financial statements in conformity with accounting principals generally accepted in the United States, management must make estimates, judgments and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based.

Cash and Cash Equivalents:
-------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

Property and Equipment:
----------------------
Property and equipment is carried at cost. Depreciation is provided by the straight-line method over each asset's estimated useful life. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

Long-Lived Assets:
-----------------
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the impairment of Long-Lived Assets and for Long -Lived Assets to be Disposed of, the Company records impairment losses when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. Impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset's fair value, generally determined based upon discounted estimates of future cash flows.

                             ONLINE PROCESSING, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


NOTE A - NATURE OF  BUSINESS  AND  SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------------------------------
(CONTINUED):
-----------

Net loss per Share:
------------------
Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period presented. Diluted net loss per common share was the same as basic net loss per common share for the period presented since the Company has no potentially dilutive securities and because of the Company's net loss.

Stock based compensation:
------------------------
The Company accounts for stock based compensation in accordance with SFAS 123, Accounting for Stock-Based Compensation. It introduces the use of a fair value-based method of accounting for stock based compensation. It encourages, but does not require, companies to recognize stock-based compensation expenses to employees based on the new fair value accounting rules. The Company has adopted the new fair value accounting rule and records the issuance of stock at the fair value of the consideration received.

Start-Up Costs:
--------------
The Company expensed the costs of start-up activities and organization costs as they were incurred, in accordance with SOP 98-5, Reporting on the Cost of Start-up Activities.

Income Tax:
----------
The Company is subject to the greater of federal income taxes computed under the regular system or the alternative minimum tax system. The Company uses an asset and liability approach for the accounting and financial reporting of income tax as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax asset to the amount expected to be "more likely than not" realized in future returns.


NOTE B - FINANCIAL INSTRUMENTS:
------------------------------

Accounts Receivable:
-------------------
The Company is engaged in processing mortgage loans using the Internet presently in Texas only. The Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers.

Customer Concentration:
----------------------
The majority of the loans processed have been for companies owned or affiliated with the same owner. Although the Company is widening its customer base, this concentration could adversely affect the Company.

                             ONLINE PROCESSING, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


NOTE B - FINANCIAL INSTRUMENTS (CONTINUED):
-----------------------------------------

Fair Value of Financial Instruments:
The fair value of the Company's cash and cash equivalents is equal to their carrying value at December 31, 2001. The Company estimates that the fair value of notes receivable and payable reflected in the balance sheet at December 31, 2001, does not differ materially from the carrying values recorded in the accompanying balance sheet. Considerable judgement is necessarily required to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value of the Company's other monetary assets and liabilities approximate carrying value due to the relatively short term nature of these items.

NOTE C - PREPAID EXPENSES:
-------------------------

The Company issued 200,000 shares for the use of office space, computers and internet on January 20, 2001, valued at $18,000. The lease covers the period April 2001 to March 2002 and is charged to expense at the rate of $1,500 per month starting in April 2001. The balance is carried as prepaid expenses in the current asset section of the balance sheet.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, which was effective July 1, 2000. The expense were paid for by issuing 200,000 shares of common stock valued at $0.09 per share. Since there was no readily determinable market value for the Company's common stock, the per share price was negotiated and determined by the fair value of services received.

NOTE D - NOTE RECEIVABLE AND PAYABLE:
------------------------------------

The company holds a note receivable and a note payable of equal amounts. The loan was taken out and then lent out in order to secure its first processing account. The loans have the same maturity date of January 18, 2006 and carry the same interest rate of 18%.

NOTE E - STOCKHOLDERS' EQUITY:
-----------------------------

Common Stock:
------------
The Company is authorized to issue 25,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At December 31, 2001, there were 3,200,000 shares outstanding. The Company has not paid a dividend to its shareholders.

Common stock issuances:
----------------------
On December 5, 2000, the Company issued 3,000,000 shares to the President for $15,000, comprised of $500 cash and $14,500 of his services. The services were valued at $14,500 and the stock issued at 0.005 per share. The common stock was issued upon formation of the Company for services performed before, during and after formation of the Company.

                             ONLINE PROCESSING, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


NOTE E - STOCKHOLDERS' EQUITY (CONTINUED):
-----------------------------------------

The Company issued 200,000 shares for the use of office space, computers and internet on January 20, 2001, valued at $18,000. The lease covers the period April 2001 to March 2002 and is charged to expense at the rate of $1,500 per month starting in April 2001. The balance is carried as prepaid expenses in the current asset section of the balance sheet. The value assigned of to the lease was fair market value but the number of shares issued for this website was negotiated and determined by the Company and the developers of the website since there was no readily determinable market value for the shares. The basis for valuing the shares at $0.09 per share, which is substantially below the offering price per share to the public, is that the lessors were giving services in exchange for stock before offering shares to the public and the facilities were a prerequisite for the Company to start in business which then allowed the Company to offer shares to the public. The value substantially below the public offering price was negotiated since the lessors were not guaranteed that the Company would be able to sell stock to the public and no guarantee that the Company would be successful. The value of $0.09 per share is substantially above the price the President paid a month and a half before since the President developed the plan for the Company over a period of time, formed the Company, and purchased shares immediately upon formation; the plan included the filing of a registration statement with the U.S. Securities and Exchange Commission to raise funds at $0.25 per share.


NOTE F - INCOME TAXES:
---------------------

The Company has a net operating loss of $25,445 for the periods presented. No deferred tax asset has been recognized for the operating loss as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.
         Operating losses expire:  2020        $14,865
         Operating losses expire:  2021        $10,580

The components of the provision (benefit) for income taxes included in the financial statements as of December 31, 2001 are as follows:
         Deferred tax assets:
         Net operating loss carryforwards            $(25,445)
         Valuation allowance                           25,445
                                                     ---------
         Total deferred income tax assets                 -0-
         Total deferred income tax liabilities            -0-
                                                     ---------
         Net deferred income tax assets              $    -0-

The Company's effective tax rate on a pre-tax income (loss) from continuing operations differs from the U.S federal statutory rate as follows:
         U.S. federal statutory rate                                    (  34)%
         Increase (decrease) in rates resulting from:
                Change in valuation allowance for deferred tax asset        34 %
                                                                        --------
         Effective tax rate                                                  0 %

                             ONLINE PROCESSING, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


NOTE G - RELATED PARTY TRANSACTIONS:
-----------------------------------

In December 2000, the Company issued to its President 3,000,000 shares in consideration for $15,000, comprised of $500 cash and $14,500 of her services. The stock was issued at $0.005 per share.


NOTE H - GOING CONCERN:
----------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company has a small positive cash flow from operations, it is a newly formed company and has not yet generated significant revenues. The Company has funded its operations to date from the issuance of shares. These matters raise substantial doubt about its ability to continue as a going concern.

The company has minimal capital resources available to offset losses from operating and other obligations expected to be incurred. The continued existence is dependent upon several factors, including its ability to generate significant revenue and to generate operating capital.

Management of the Company is engaged in filing a Form SB-1 registration statement to raise a minimum of $100,000 and a maximum of $500,000 to cover its anticipated expenses and provide working capital.

The Company plans to generate sufficient revenue by:

Develop Targeted e-mail Marketing Campaign:
------------------------------------------
Targeted e-mail marketing campaigns are highly focused marketing efforts designed to sell its services to a defined business group - mortgage brokers and bankers. The design of each campaign includes the creation of a electronic brochure with a description of our services and following up with personal contact. The Company's approach will be to target smaller mortgage brokers at first and work its way through the middle and larger mortgage brokers. The Company believes that this approach to e-mail marketing campaigns is an effective and efficient means to generate sales revenue.

Customer Segmentation & Targeted Advertising:
--------------------------------------------
The Company seeks to increase its customer base through targeted mailings, specifically to mortgage brokers and bankers. The Company plans to develop a website, allowing potential customers to view the benefits and cost savings of processing loans via the internet.

Accordingly, the Company's continued existence is dependent upon the successful raising of capital, successful results from the Company's plan of operations, or obtaining financing. There can be no assurance that the Company will be successful in its efforts to raise sufficient operating capital, achieve future profitable operations, or obtain additional funding. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.