Form 10QSB
period 2002-03-31
ONLINE PROCESSING INC
filed 2002-05-13
CIK 1158722

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:            March 31, 2002

Commission file number:           333-69270

                             ONLINE PROCESSING, INC.
                 -----------------------------------------------
             (exact name of registrant as specified in its charter)

       Nevada                                                  22-3774845
-----------------------                                        ----------
(State of Incorporation)                                      (IRS ID No.)


            750 East Interstate 30, Suite 100, Rockwall, Texas     75087
      ----------------------------------------------------------- --------
               (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code: 972-771-2305

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].


Shares of common stock outstanding at March 31, 2002:

                                                     3,200,000

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.          Financial Statements - Such statements have been
                  reviewed by an independent public accountant         F-1 - F-6

Item  2.          Managements's Discussion and Analysis
                  of Financial Condition and Results of Operations         8


PART II - OTHER INFORMATION                                                9




                             ONLINE PROCESSING, INC.

                                 BALANCE SHEETS
                      March 31, 2002 and December 31, 2001


                                     ASSETS
                                     ------

                                                                     Mar 31, 2002        Dec 31, 2001
                                                                   ----------------   -----------------

CURRENT ASSETS:
    Cash                                                                       $25             $11,423
    Accounts receivable                                                     18,150              $4,900
    Prepaid expenses                                                                            $4,500
    Interest receivable                                                      8,600               6,825
                                                                   ----------------   -----------------
    Total Current Assets                                                   $26,775             $27,648

OTHER ASSETS:
    Note receivable                                                         40,000              40,000

                                                                   ----------------   -----------------

TOTAL ASSETS                                                               $66,775             $67,648
                                                                   ================   =================




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


LIABILITIES
    Accounts payable and accrued expenses                                  $24,796             $23,463

NON-CURRENT LIABILITIES
    Note payable                                                            40,000              40,000

                                                                   ----------------   -----------------
TOTAL LIABILITIES                                                          $64,796             $63,463

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 25,000,000 authorized,
         3,200,000 and 3,000,000 shares issued and outstanding
         at November 30, 2001 and December 31, 2000 respectively             3,200               3,200
    Additional paid-in-capital                                              26,450              26,450
    Accumulated deficit                                                    (27,671)            (25,465)
                                                                   ----------------   -----------------
        Total Stockholders' Equity                                           1,979               4,185
                                                                   ----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $66,775             $67,648
                                                                   ================   =================











See accompanying notes                F-2




                             ONLINE PROCESSING, INC.

                             STATEMENT OF OPERATIONS
                   Three Months Ended March 31, 2002 and 2001




                                                         Three months        Three months
                                                             Ended              Ended
                                                         Mar 31, 2002        Mar 31, 2001
                                                        ----------------   -----------------

REVENUE:
    Income                                                      $15,000                  $0


OPERATING EXPENSE:
    General and administrative                                   17,206
                                                        ----------------   -----------------
    Total Operating Expense                                      17,206                   0

OTHER INCOME (EXPENSE)
    Interest income                                               1,775               1,401
    Interest expense                                             (1,775)             (1,401)
                                                        ----------------   -----------------
    Total other income (expense)                                      0                   0

                                                        ----------------   -----------------

NET LOSS                                                        ($2,206)                 $0
                                                        ================   =================



Weighted average shares outstanding                           3,200,000           3,155,556
                                                        ================   =================

Loss per share - basic and diluted                               ($0.00)             ($0.00)
                                                        ================   =================
















See accompanying notes                F-3




                             ONLINE PROCESSING, INC.

           STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
       Period from December 4, 2000 (date of inception) to March 31, 2002




                                             Common  Stock                              Paid In
                                         Shares           Amount                        Capital             Total
                                  ---------------------------------------------------------------   -----------------

Balance,
        December 4, 2000
        (date of inception)                   -0-              -0-                           -0-                 -0-

Shares issued on
        December 5, 2000 for:
           Cash                           100,000              100                           400                 500
           Services                     2,900,000            2,900                        11,600              14,500

Net Loss                                                                                                     (14,865)

                                  ---------------------------------------------------------------   -----------------
Balance
        December 31, 2000               3,000,000           $3,000                       $12,000                $135
                                  ===============================================================   =================

Shares issued on
        January 20, 2001 for:
           Expenses                       200,000              200                        17,800              18,000

Offering expenses                                                                         (3,350)             (3,350)

Net Loss                                                                                                     (10,600)

                                  ---------------------------------------------------------------   -----------------
Balance
        December 31, 2001               3,200,000            3,200             0          26,450               4,185
                                  ===============================================================   =================

Offering expenses                                                                                                  0

Net Loss                                                                                                      (2,206)

                                  ---------------------------------------------------------------   -----------------
Balance
        March 31, 2002                  3,200,000            3,200             0          26,450               1,979
                                  ===============================================================   =================






See accompanying notes                F-4




                             ONLINE PROCESSING, INC.

                             STATEMENT OF CASH FLOWS
                   Three Months Ended March 31, 2002 and 2001




                                                                    Three months        Three months
                                                                        Ended              Ended
                                                                    Mar 31, 2002        Mar 31, 2001
                                                                  ----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              ($2,206)                 $0
    Items not requiring cash:
        Common stock issued for services
        Common stock issued for expenses                                    4,500
    Changes in working capital:
        Increase in current assets not requiring cash                     (13,250)              1,401
        Increase in current liabilities                                      (442)             (1,401)
                                                                  ----------------   -----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                  (11,398)                  0


CASH FLOWS FROM INVESTING ACTIVITIES:                                           0                   0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock
    Offering expenses paid
    Increase in notes receivable                                                              (40,000)
    Increase in notes note payable                                                             40,000
                                                                  ----------------   -----------------
    Total cash flows from financing activities                                  0                   0

                                                                  ----------------   -----------------

NET INCREASE (DECREASE) IN CASH                                          ($11,398)                 $0

CASH, BEGINNING OF PERIOD                                                  11,423                 500
                                                                  ----------------   -----------------

CASH, END OF PERIOD                                                           $25                $500
                                                                  ================   =================




SUPPLEMENTAL DISCLOSURE:
No taxes paid for the periods
Stock issued for office space and equipment rental - $18,000












See accompanying notes                F-5

                             ONLINE PROCESSING, INC.

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002


Note A - Presentation
---------------------

The condensed balance sheet of the Company as of March 31, 2002, the related condensed statements of operations for the three and three months ended March 31, 2002 and 2001, and the statements of cash flows for the three months ended March 31, 2002 and 2001 included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

History:
         We were incorporated in Nevada on December 4, 2000. The founder, Jeanne Zachary, transferred to Terri Wonderly, our sole director, officer and employee, the 3,000,000 shares of common stock which we issued to her for $15,000, composed of $500 cash and $14,500 of her services. The stock was transferred to Terri Wonderly becoming the sole officer and director and assuming all the responsibilities and indemnifying Jeanne Zachary for all liabilities of the Company.

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

First quarter 2002:
         We continue to service the current customers and are working with them to try and increase the business we do with them. This quarter we billed $15,000 compared to $ -0- in the same quarter in 2001 but compared to $12,345 in the last quarter of 2001.

         In 2001, we filed a Form SB-1 registration statement with the U.S. Securities & Exchange Commission and in 2002 that became effective. The registration allows us to raise a minimum of $100,000 and a maximum of $500,000. As fo the date of this filing, no funds have been raised. We are preparing to file for our Standard & Poors listing and begin soliciting funds in our offering. When we raise these funds, we will start a new phase of operations with those funds, whereby we will market our services to new customers.

Employees

As of May 4, 2002 the Company had one employee.

PART II.     OTHER INFORMATION


Item  1.     Legal Proceedings.

         The Company is not involved in any legal proceedings.

Item  2.     Changes in Securities.

         Registrant has made no changes in its securities.

Item  3.     Defaults Upon Senior Securities.

         Registrant has no senior securities and accordingly no defaults.

Item  4.     Submission of Matters to a Vote of Security Holders.

         Registrant submitted no matters to a vote of security holders.

Item  5.     Other Information.

         None.

Item 6.      Exhibits and Reports on Form 8-K.

         No reports were filed on Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Online Processing, Inc.
                                            ----------------------------------
                                             (Registrant)


                                            By:  /s/ Terri Wonderly
                                                   ---------------------------
                                                   Terri Wonderly
                                            Its:  President and Secretary
                                                  And Chief Accounting Officer
DATE:   May 7, 2002
        Rockwall, Texas