Form 10QSB
period 2002-06-30
ONLINE PROCESSING INC
filed 2002-08-12
CIK 1158722

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:          June 30, 2002

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


Shares of common stock outstanding at June 30, 2002:

                                          3,200,000

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.          Financial Statements - Such statements have been
                  reviewed by an independent public accountant            1-5

Item  2.          Managements's Discussion and Analysis
                  of Financial Condition and Results of Operations          6


PART II - OTHER INFORMATION                                                 7





                             ONLINE PROCESSING, INC.

                                 BALANCE SHEETS
                       June 30, 2002 and December 31, 2001


                                     ASSETS
                                     ------

                                                                     June 30, 2002 Dec 31, 2001
                                                                     ---------------------------

CURRENT ASSETS:
    Cash                                                                        $2      $11,423
    Accounts receivable                                                     30,050        4,900
    Prepaid expenses                                                                      4,500
    Interest receivable                                                     10,396        6,825
                                                                     ---------------------------
    Total Current Assets                                                   $40,448      $27,648

OTHER ASSETS:
    Note receivable                                                         40,000       40,000

                                                                     ---------------------------

TOTAL ASSETS                                                               $80,448      $67,648
                                                                     ===========================



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


LIABILITIES
    Accounts payable and accrued expenses                                  $38,991      $23,463

NON-CURRENT LIABILITIES
    Note payable                                                            40,000       40,000

                                                                     ---------------------------
TOTAL LIABILITIES                                                          $78,991      $63,463

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 25,000,000 authorized,                   3,200        3,200
    Additional paid-in-capital                                              30,950       26,450
    Accumulated deficit                                                    (32,693)     (25,465)
                                                                     ---------------------------
        Total Stockholders' Equity                                           1,457        4,185
                                                                     ---------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $80,448      $67,648
                                                                     ===========================













See accompanying notes                 F-1




                             ONLINE PROCESSING, INC.

                             STATEMENT OF OPERATIONS
                 Three Months Ended June 30, 2002 and 2001, and
                    Six Months Ended June 30, 2002 and 2001



                                                  Three months   Three months    Six Months     Six Months
                                                     Ended          Ended         Ended          Ended
                                                  June 30, 2002  June 30, 2001  June 30, 2002  June 30, 2001
                                                  ----------------------------------------------------------

REVENUE:
    Income                                              $11,900             $0        $26,900            $0


OPERATING EXPENSE:
    General and administrative                           16,922                        34,128
                                                  ----------------------------------------------------------
    Total Operating Expense                              16,922              0         34,128             0

OTHER INCOME (EXPENSE)
    Interest income                                       1,795          1,401          3,570         1,401
    Interest expense                                     (1,795)        (1,401)        (3,570)       (1,401)
                                                  ----------------------------------------------------------
    Total other income (expense)                              0              0              0             0

                                                  ----------------------------------------------------------

NET LOSS                                                ($5,022)            $0        ($7,228)           $0
                                                  ==========================================================



Weighted average shares outstanding                   3,200,000      3,155,556      3,200,000     3,155,556
                                                  ==========================================================

Loss per share - basic and diluted                       ($0.00)        ($0.00)        ($0.00)       ($0.00)
                                                  ==========================================================




















See accompanying notes                 F-2




                             ONLINE PROCESSING, INC.

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
        Period from December 4, 2000 (date of inception) to June 30, 2002




                                            Common Stock               Paid In    Accumulated
                                          Shares          Amount       Capital       Deficit                Total
                                 ------------------------------------------------------------        -------------

Balance,
    December 4, 2000
    (date of inception)                      -0-             -0-           -0-           -0-                  -0-

Shares issued on
    December 5, 2000 for:
      Cash                               100,000             100           400                                500
      Services                         2,900,000           2,900        11,600                             14,500

Net Loss                                                                             (14,865)             (14,865)

                                 ------------------------------------------------------------        -------------
Balance
    December 31, 2000                  3,000,000          $3,000       $12,000      ($14,865)                $135
                                 ============================================================        =============

Shares issued on
    January 20, 2001 for:
      Expenses                           200,000             200        17,800                             18,000

Offering expenses                                                       (3,350)                            (3,350)

Net Loss                                                                             (10,600)             (10,600)

                                 ------------------------------------------------------------        -------------
Balance
    December 31, 2001                  3,200,000           3,200        26,450       (25,465)               4,185
                                 ============================================================        =============

Offering expenses                                                                                               0

Expenses paid by shareholder                                             4,500                              4,500

Net Loss                                                                              (7,228)              (7,228)

                                 ------------------------------------------------------------        -------------
Balance
    June 30, 2002                      3,200,000           3,200        30,950       (32,693)               1,457
                                 ============================================================        =============












See accompanying notes                 F-3




                             ONLINE PROCESSING, INC.

                             STATEMENT OF CASH FLOWS
                 Three Months Ended June 30, 2002 and 2001, and
                    Six Months Ended June 30, 2002 and 2001



                                                               Three months   Three Months    Six Months    Six Months
                                                                   Ended          Ended         Ended         Ended
                                                               June 30, 2002  June 30, 2001  June 30, 2002  June 30, 2001
                                                               ----------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         ($5,022)            $0       ($7,228)             $0
    Items not requiring cash:
        Common stock issued for services
        Common stock issued for expenses                                              1,500         4,500           1,500
        Expenses paid by shareholder                                   4,500
    Changes in working capital:
        Increase in current assets not requiring cash                (13,696)           (99)      (24,221)         (4,696)
        Increase in current liabilities                               14,195         (1,401)       15,528           3,196
                                                               ----------------------------------------------------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                 (23)             0       (11,421)              0

CASH FLOWS FROM INVESTING ACTIVITIES:                                      0              0             0               0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock
    Offering expenses paid
    Increase in notes receivable                                                                                  (40,000)
    Increase in notes note payable                                                                                 40,000
                                                               ----------------------------------------------------------
    Total cash flows from financing activities                             0              0             0               0

                                                               ----------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                         ($23)            $0      ($11,421)             $0

CASH, BEGINNING OF PERIOD                                                 25            500        11,423             500
                                                               ----------------------------------------------------------

CASH, END OF PERIOD                                                       $2           $500            $2            $500
                                                               ==========================================================




SUPPLEMENTAL DISCLOSURE:
No taxes paid for the periods
Stock issued for office space and equipment rental - $18,000












See accompanying notes                 F-4

                             ONLINE PROCESSING, INC.

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002

Note A - Presentation

The condensed balance sheet of the Company as of June 30, 2002, the related condensed statements of operations for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, and the statements of cash flows for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB.

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

First quarter 2002:
         We continue to service the current customers and are working with them to try and increase the business we do with them. This quarter we billed $11,900 compared to $-0- in the same quarter in 2001 but compared to $12,345 in the last quarter of 2001.

         In 2001, we filed a Form SB-1 registration statement with the U.S. Securities & Exchange Commission and in April 2002 that became effective. We have started to solicit funds under the registration which allows us to raise a minimum of $100,000 and a maximum of $500,000. As of the date of this filing, no funds have been raised. We plan to file for our Standard & Poors listing as soon as we raise the minimum amount under our offering. When we raise these funds, we will start a new phase of operations with those funds, whereby we will market our services to new customers.

Employees

As of August 6, 2002 the Company had one employee.

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

                                          Online Processing, Inc.
                                          -----------------------
                                           (Registrant)


                                          By:  /s/ Terri Wonderly
                                               -----------------------------
                                                   Terri Wonderly
                                          Its:  President and Secretary
                                                And Chief Accounting Officer
DATE:   August 6, 2002
        Rockwall, Texas