Form 10QSB
period 2002-09-30
ONLINE PROCESSING INC
filed 2002-11-18
CIK 1158722

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:        September 30, 2002

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


Shares of common stock outstanding at September 30, 2002:

                                    3,604,900

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


Item  1.     Financial Statements - Such statements have been
             reviewed by an independent public accountant                1 - 5

Item  2.     Managements's Discussion and Analysis
             of Financial Condition and Results of Operations            6 - 7


PART II - OTHER INFORMATION                                              8



                             ONLINE PROCESSING, INC.

                                 BALANCE SHEETS
                    September 30, 2002 and December 31, 2001

                                    UNAUDITED

                                     ASSETS
                                     ------
                                                                      Sept 30, 2002 Dec 31, 2001
                                                                      ---------------------------

CURRENT ASSETS:
    Cash                                                                     $58,360      $11,423
    Accounts receivable                                                       34,800        4,900
    Prepaid expenses                                                                        4,500
    Interest receivable                                                       12,210        6,825
                                                                       ---------------------------
    Total Current Assets                                                    $105,370      $27,648

OTHER ASSETS:
    Note receivable                                                           40,000       40,000

                                                                       ---------------------------

TOTAL ASSETS                                                                $145,370      $67,648
                                                                       ===========================




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


LIABILITIES
    Accounts payable and accrued expenses                                    $36,118      $23,463

NON-CURRENT LIABILITIES
    Note payable                                                              40,000       40,000

                                                                       ---------------------------
TOTAL LIABILITIES                                                            $76,118      $63,463

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 25,000,000 authorized,                     3,605        3,200
    Additional paid-in-capital                                               127,295       26,450
    Accumulated deficit                                                      (61,648)     (25,465)
                                                                       ---------------------------
        Total Stockholders' Equity                                            69,252        4,185
                                                                       ---------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $145,370      $67,648
                                                                       ===========================













See accompanying notes to interim condensed financial statements             F-1




                             ONLINE PROCESSING, INC.

                            STATEMENT OF OPERATIONS

              Three Months Ended September 30, 2002 and 2001, and
                 Nine Months Ended September 30, 2002 and 2001

                                   UNAUDITED

                                                                 Three months  Three months  Nine Months   Nine Months
                                                                     Ended         Ended         Ended        Ended
                                                                 Sept 30, 2002 Sept 30, 2001 Sept 30, 2002 Sept 30, 2001
                                                                 -------------------------------------------------------

REVENUE:
    Income                                                             $13,708        $9,200       $40,608      $10,700


OPERATING EXPENSE:
    General and administrative                                          42,663        16,296        76,791       20,796
                                                                 -------------------------------------------------------
    Total Operating Expense                                             42,663        16,296        76,791       20,796

OTHER INCOME (EXPENSE)
    Interest income                                                      1,815         1,815         5,385        5,010
    Interest expense                                                    (1,815)       (1,815)       (5,385)      (5,010)
                                                                 -------------------------------------------------------
    Total other income (expense)                                             0             0             0            0

                                                                 -------------------------------------------------------

NET LOSS                                                              ($28,955)      ($7,096)     ($36,183)    ($10,096)
                                                                 =======================================================



Weighted average shares outstanding                                  3,266,137     3,200,000     3,222,288    3,200,000
                                                                 =======================================================

Loss per share - basic and diluted                                      ($0.01)       ($0.00)       ($0.01)      ($0.00)
                                                                 =======================================================





















See accompanying notes to interim condensed financial statements             F-2



                             ONLINE PROCESSING, INC.

           STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
       Period from December 4, 2000 (date of inception) to June 30, 2002

                                   UNAUDITED


                                            Common  Stock              Paid In    Accumulated
                                        Shares          Amount         Capital       Deficit                 Total
                                 ------------------------------------------------------------            -------------

Balance,
    December 4, 2000
    (date of inception)                   -0-             -0-           -0-           -0-                      -0-

Shares issued on December 5, 2000 for:
    Cash                                 100,000             100           400                                    500
    Services                           2,900,000           2,900        11,600                                 14,500

Net Loss                                                                             (14,865)                 (14,865)

                                 ------------------------------------------------------------            -------------
Balance
    December 31, 2000                  3,000,000          $3,000       $12,000      ($14,865)                    $135
                                 ============================================================            =============

Shares issued on
    January 20, 2001 for:
      Expenses                           200,000             200        17,800                                 18,000

Offering expenses                                                       (3,350)                                (3,350)

Net Loss                                                                             (10,600)                 (10,600)

                                 ------------------------------------------------------------            -------------
Balance
   December 31, 2001                   3,200,000           3,200        26,450       (25,465)                   4,185
                                 ============================================================            =============


Sale of commom Stock                     404,900             405       100,820                                101,225
Offering expenses                                                       (8,975)                                (8,975)

Expenses paid by shareholder                                             9,000                                  9,000

Net Loss                                                                             (36,183)                 (36,183)

                                 ------------------------------------------------------------            -------------
Balance
        September 30, 2002             3,604,900           3,605       127,295       (61,648)                  69,252
                                 ============================================================            =============










See accompanying notes to interim condensed financial statements             F-3



                             ONLINE PROCESSING, INC.

                             STATEMENT OF CASH FLOWS

              Three Months Ended September 30, 2002 and 2001, and
                 Nine Months Ended September 30, 2002 and 2001

                                   UNAUDITED

                                                                 Three months  Three months  Nine Months   Nine Months
                                                                     Ended        Ended         Ended         Ended
                                                                 Sept 30, 2002 Sept 30, 2001 Sept 30, 2002 Sept 30, 2001
                                                                 -------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          ($28,955)      ($7,096)     ($36,183)    ($10,096)
    Items not requiring cash:
        Common stock issued for services
        Common stock issued for expenses                                               4,500                      9,000
        Expenses paid by shareholder                                     4,500                       9,000
    Changes in working capital:
        (Increase) decrease in current assets                           (6,565)       (8,515)      (30,786)     (13,210)
        Increase (decrease) in current liabilities                      (2,872)       10,692        12,656       13,887
                                                                 -------------------------------------------------------
NET CASH (USED) BY OPERATING ACTIVITIES:                               (33,892)         (419)      (45,313)        (419)

CASH FLOWS FROM INVESTING ACTIVITIES:                                        0             0             0            0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                               101,225                     101,225
    Offering expenses paid                                              (8,975)                     (8,975)
    Increase in notes receivable                                                                                (40,000)
    Increase in notes note payable                                                                               40,000
                                                                 -------------------------------------------------------
    Total cash flows from financing activities                          92,250             0        92,250            0

                                                                 -------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                        $58,358         ($419)      $46,937        ($419)

CASH, BEGINNING OF PERIOD                                                    2           500        11,423          500
                                                                 -------------------------------------------------------

CASH, END OF PERIOD                                                    $58,360           $81       $58,360          $81
                                                                 =======================================================





SUPPLEMENTAL DISCLOSURE:
No taxes paid for the periods
Stock issued in 2001 for office space and equipment rental - $9,000











See accompanying notes to interim condensed financial statements             F-4

                             ONLINE PROCESSING, INC.

                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002

Note A - Presentation

The condensed balance sheet of the Company as of September 30, 2002, the related condensed statements of operations for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, the statement of stockholders' equity and accumulated deficit for the period December 4, 2000 (date of inception) to September 30, 2002, and the statements of cash flows for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, included in the condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB.

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

Third quarter 2002:

         We continue to service the current customers and are working with them to try and increase the business we do with them. This quarter we billed $13,708 compared to $9,200 in the same quarter in 2001. Our expenses wen tup dramatically due to an increase in advertising, promotion and business development which was paid for our of the funds we raised under the SB-1 offering that went effective with the U.S. Securities and Exchange Commission on April 23, 2002. We anticipate the effects of these expenses to be reflected in the fourth quarter of this year and into our next fiscal year.

         We have had an increase in our processing activity and will add the expense of another processor in the fourth quarter. We anticipate that this expense will be more than offset by the revenue generated from our clients.

         In 2001, we filed a Form SB-1 registration statement with the U.S. Securities & Exchange Commission and in April 2002 that became effective. We have raised funds under the registration which allowed us to raise a minimum of $100,000 and a maximum of $500,000. As of September 30, 2002, we had raised $101,225 by selling $404,900 shares at $0.25 per share. We have filed with the NASD to have our common stock quoted on the OTCBB exchange and have filed and been approved with Standard & Poors listing.

Employees

As of September 30, 2002 the Company had one employee.

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

                                        Online Processing, Inc.
                                        ---------------------------
                                         (Registrant)


                                        By:  /s/ Terri Wonderly
                                               ----------------------
                                                 Terri Wonderly
                                        Its:  President and Secretary
                                              And Chief Accounting Officer

DATE:   November 14, 2002
        Rockwall, Texas