Form 10KSB
period 2002-12-31
ONLINE PROCESSING INC
filed 2003-02-20
CIK 1158722

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002, OR

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
                         X    YES                        NO
                     ---------                 ---------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002:
                                      $ -0-

Shares of common stock outstanding at December 31, 2002:  3,613,900

PART I.

ITEM 1            DESCRIPTION OF BUSINESS

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

ITEM 2            DESCRIPTION OF PROPERTY

         Our corporate facilities are shared with an unrelated company which includes the use of telephones, equipment and the internet for $1,500.00 per month. This arrangement started in April 2001 and is for a period of one year. We issued 200,000 shares valued at $0.09 per share in January

2001 for this arrangement. The $18,000 value was charged to expense over twelve months. Since April 2002, the company has contributed the office space and equipment for one year in order to facilitate the company's success. The $1,500 per month was shown as paid in capital.


ITEM 3            LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company did not submit any matters for a vote to the security holders during 2002.

PART II.

ITEM 5            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS


         a.       Market Information.

There was no established public trading market for the Company's stock in 2002, as we were cleared for trading on December 23, 2002 and started trading in January 2003. Therefore, no stock price data is included in this Form 10-KSB.

         b.       Holders.

         There are approximately 100 shareholders.

         c.       Dividends

         Registrant has not paid a dividend to the holders of its common stock and does not anticipate paying dividends in the near future.

         d.       Warrants

         Registrant has no warrants outstanding.


ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


SUMMARY OF 2002

Our business is detailed in Section 1 above and a summary of 2002 activities follow:

In 2002, our company continued to service its two established clients upon which to build upon. Our revenues more than doubled from $26,800 in 2001 to $60,758 in 2002, while our expenses increased from $37,380 in 2001 to $131,082 in 2002. The increase in our volume of business caused us to have to add another processor to our staff which doubled the amount we paid for labor in 2002 over 2001. We also spent $49,825 on advertising and promotion which were expenses outlaid to generate new business. Although we did not engage any new clients, we hope that the funds spent will generate new clients in the future. We were able to renegotiate our rent and equipment lease and negotiate an increase in the term for the same amount of stock issued in 2001 which was not a cash outlay for us, although we had the benefit of the facilities.

The Company filed a registration statement under Form SB-1 of the Securities Act of 1933, and the offering will close on September 30, 2002. We raised $94,000 after expenses in that offering, and our cash position increased $32,697 from $37,104 at the end of 2001 to $69,801 at the end of 2002, due to the funds that we raised in our offering. We are engaged in marketing and sales of establishing new contacts and garnering new clients to provide the online processing service and market our service directly to mortgage brokers.

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

Online Processing, Inc.
(972) 71-2305

ITEM 7            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Report of Independent Certified Public Accountant is attached hereto.

ITEM 8            CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURES

         J.S Osborn, P.C. was the auditor for the Company for the year ended December 31, 2001. For the year ended December 31, 2002, we engaged Malone & Bailey, PLLC because of their SEC experience. We had no disagreements with J.S. Osborn, P.C. on accounting or financial disclosure issues and filed an 8-K in February 2003 to disclose the change in auditors. We have had no disagreements with Malone & Bailey, PLLC on accounting or financial disclosure issues.


PART III.

ITEM 9            DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following persons serve as directors and officers of Registrant:

Terri Wonderly             President,  Secretary,  Chief  Financial  Officer and
                           Director Served since January 2002 and expires at the next annual meeting

Terri Wonderly. Ms. Wonderly has more than nineteen years experience in the real estate industry working for mortgage companies, banks and title companies. She has performed various duties, including taking loan applications all the way thru processing, underwriting - including performing the physical and automated underwriting - preparing loan packages, physically closing loans, funding the loans and shipping the files to the funding sources.
         Ms. Wonderly was an Underwriter and Senior Loan Specialist with Ameri-National Mortgage, Inc. form 1991 to 1996, an Underwriter and Closer at Columbian Bank and Trust in 1996, a Processor and Personnel Trainer at Universal Mortgage in 1997, a Loan Specialist at the Bank of Jacomo in 1998, a Processor and Personnel Trainer at Regional Investments in 1999, performed Database
Maintenance for Chappell & Associates, Inc. in 2000, a Loan Processing Specialist for Discount Mortgage Source, Inc. from 2002 to the present.
         Ms.  Wonderly  is a member  of the  National  Association  of  Mortgage
Brokers.


ITEM 10           EXECUTIVE COMPENSATION

The Company paid $3,000 per month to its sole officer and director in the calendar year 2002. The Company has no retirement or stock option or bonus plan.


ITEM 11           SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS


         Set forth below is the direct ownership of Registrant's common Stock by management and any owner of 5% or more of the Stock of the Registrant.

Title of        Name and address              Amount of shares      % of class
Securities       of owner                                             owned
------------------------------------------------------------------------------
Common         Terri Wonderly                    3,000,000            83.01%
               703 Village Green
               Rockwall, Texas 75087
------------------------------------------------------------------------------
Common         All Officers, Directors &         3,000,000            83.01%
               Beneficial Holders as a Group


ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company had no transactions with related persons in 2002.


PART IV.

ITEM 13           EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K


(a)      The following documents are filed as a part of this report: Included in
         Part II, Item 8 of this report:

         Report of Independent Public Accountant

         Balance Sheet as of December 31, 2002

         Statement of Operations-Twelve Months Ended December 31, 2002 and 2001

         Statement of Stockholders' Equity-Two Years Ended December 31, 2002

         Statement of Cash Flows-Twelve Months Ended December 31, 2002 and 2001

         Notes to the Financial Statements

(b) The Company filed no reports on Form 8-K in 2002 or 2001.

(c) The Company is not filing any exhibits.

                                 CERTIFICATIONS

I, Terri Wonderly, certify that:



    1.    I  have   reviewed  this  annual  report  on  Form  10-KSB  of  Online
          Processing, Inc.

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: February 20, 2003



By:  /s/ Terri Wonderly
     ------------------
         Terri Wonderly





Name: Terri Wonderly
Title: Chairman, Chief Executive Officer and Chief Financial Officer


         Pursuant to 18 U.S.C.ss.1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Online Processing, Inc. (the Company) hereby certifies, to such officers knowledge, that:



          (i) the accompanying Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2002 (the Report) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

          (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: February 20, 2003



By:  /s/ Terri Wonderly
     ------------------
         Terri Wonderly




Name: Terri Wonderly
Title: Chairman, Chief Executive Officer  and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Online Processing, Inc.
Rockwall, Texas

We have audited the accompanying balance sheet of Online Processing, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Processing, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from December 4, 2000 (inception) through December 31, 2002 totaling $95,769. The Company will require additional working capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/  Malone & Biley, PLLC
-------------------------
     Malone & Bailey, PLLC
     Houston, Texas
     www.malone-bailey.com

February 4, 2003

To the Board of Directors and Stockholders of Online Processing, Inc.
Rockwall, Texas

I have audited the statements of operations, stockholders' equity and accumulated deficit, and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Online Processing, Inc. as of December 31,2001, and the results of their operations and their cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


/s/  J.S. Osborn, P.C.
     -----------------
     J.S. Osborn, P.C.

Dallas, Texas
April 15, 2002

                             ONLINE PROCESSING, INC.
                                  BALANCE SHEET
                                December 31, 2002


                                     ASSETS
Current assets:
  Cash                                                          $        69,801
  Accounts receivable, net                                                4,950
  Advances                                                               10,000
                                                                ---------------
    Total current assets                                                 84,751

Note receivable, including interest of $14,025                           54,025
                                                                ---------------
                                                                $       138,776

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                         $        47,870
                                                                ---------------
    Total current liabilities                                            47,870

Note payable, including interest of $14,025                              54,025
                                                                ---------------
                                                                        101,895

Commitments

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 25,000,000 shares
  authorized, 3,613,900 shares issued and outstanding                     3,614
Additional paid in capital                                              129,036
Accumulated deficit                                                     (95,769)
                                                                ---------------
  Total Stockholders' Equity                                             36,881
                                                                ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $       138,776
                                                                ===============









                See accompanying summary of accounting policies
                       and notes to financial statements.



                             ONLINE PROCESSING, INC.
                             STATEMENT OF OPERATIONS


                                                         For the years ended
                                                             December 31,
                                                             ------------
                                                       2002                   2001
                                                -----------------      -----------------


Revenue                                         $          60,758      $          26,800

Operating expenses:
  Consulting                                                    -                 23,533
  Employee leasing                                         59,330                      -
  Advertising                                              49,825                      -
  Office and equipment rent                                18,000                 13,500
  Other general and administrative                          3,927                    347
                                                -----------------      -----------------
                                                          131,082                 37,380
                                                -----------------      -----------------

Loss from operations                                      (70,324)               (10,580)

Other income (expense)
  Interest income                                           7,200                  6,825
  Interest expense                                         (7,200)                (6,825)
                                                -----------------      -----------------
                                                                -                      -
                                                -----------------      -----------------
                                                -----------------      -----------------

Net loss                                        $         (70,324)     $         (10,580)
                                                =================      =================

Net loss per share:
  Basic and diluted                             $           (0.02)     $           (0.00)
                                                =================      =================

Weighted average shares outstanding:
  Basic and diluted                                     3,338,086              3,189,041
                                                =================      =================














                 See accompanying summary of accounting policies
                       and notes to financial statements.



                                          ONLINE PROCESSING, INC.
                                     STATEMENT OF STOCKHOLDERS' EQUITY
                                 For the two years ended December 31, 2002


                                            Common stock             Additional
                                   -----------------------------       paid in            Accumulated
                                     Shares            Amount          capital              deficit            Total
                                   ------------   --------------    ----------------  -----------------  ---------------

Balance,
  December 31, 2000                3,000,000         $    3,000     $        12,000   $        (14,865)  $         135


Common shares issued for
services at $0.09 per share          200,000                200              17,800                  -               -


Net loss                                                      -                   -            (10,580)        (10,580)
                                  ------------   --------------    ----------------  -----------------   ---------------
Balance,
  December 31, 2001                3,200,000              3,200              26,450            (25,445)          4,205


Sale of common stock at
$0.25 per share, net of
expenses                             413,900                414              93,586                  -          94,000


Expenses paid by
shareholder                                -                  -               9,000                  -           9,000


Net loss                                   -                  -                   -            (70,324)        (70,324)
                                  ------------   --------------    ----------------  -----------------   ---------------

Balance,
  December 31, 2002                3,613,900     $        3,614    $        129,036  $        (95,769)   $      36,881
                                  ============   ==============    ================  =================   ===============








                 See accompanying summary of accounting policies
                       and notes to financial statements.



                             ONLINE PROCESSING, INC.
                             STATEMENT OF CASH FLOWS


                                                                  For the years ended
                                                                      September 30,
                                                                      -------------
                                                                 2002                 2001
                                                            ----------------    -----------------

Cash flows from operating activities:
  Net loss                                                  $       (70,324)    $       (10,580)
  Adjustments to reconcile net loss to cash
  used in operating activities:
    Expenses paid by shareholder                                      9,000                   -
    Common stock issued for services                                      -              13,500
Changes in assets and liabilities:
  Accounts receivable                                                   (50)             (4,900)
  Advances                                                          (10,000)                  -
  Prepaid expenses                                                    4,500                   -
  Accounts payable and accrued expenses                              34,967              12,538
                                                            ---------------     ---------------

Net cash provided by (used in) operating
activities                                                          (31,907)             10,558
                                                            ---------------     ---------------

Cash flows from investing activities:
  Investment in note receivable                                           -             (40,000)
  Increase in interest receivable                                    (7,200)             (6,825)
                                                            ---------------     ---------------

Net cash used in investing activities                                (7,200)            (46,825)
                                                            ---------------     ---------------

Cash flows from financing activities:
  Proceeds from note payable                                              -              43,715
  Increase in interest on note payable                                7,200               6,825
  Payments on notes payable                                          (3,715)             (3,350)
  Proceeds from sale of common stock, net                            94,000                   -
                                                            ---------------     ---------------

Net cash provided by financing activities                            97,485              47,825
                                                            ---------------     ---------------

Net increase in cash                                                 58,378              10,923
Cash, beg. of period                                                 11,423                 500
                                                            ---------------     ---------------
Cash, end of period                                         $        69,801     $        11,423
                                                            ===============     ===============

Supplemental information:
  Income taxes paid                                         $             -     $             -
  Interest paid                                             $             -     $             -





                 See accompanying summary of accounting policies
                       and notes to financial statements.

                             ONLINE PROCESSING, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. On December 4, 2000 Online Processing, Inc. ("Online") was incorporated under the laws of the State of Nevada. Online is engaged in processing mortgage loans using the Internet. Online operations are currently in the State of Texas. Online performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.

Revenue Recognition

Online  recognizes  revenue when persuasive  evidence of an arrangement  exists,
delivery  has  occurred,   the  sales  price  is  fixed  or   determinable   and
collectibility is probable.

Revenue earned from services, which primarily include performing online credit evaluations is recognized as the services are performed.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expenses for 2002 and 2001 were $49,825 and $0, respectively.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Online does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Online's results of operations, financial position or cash flow.


NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the years ended December 31, 2002,  Online incurred losses totaling  $70,324 and $10,580. Because of these losses, Online will require additional working capital to develop its business operations. These conditions raise substantial doubt about Online's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Online be unable to continue as a going concern.


NOTE 3 - ACCOUNTS RECEIVABLE

Online's trade accounts receivable are shown net of allowance for doubtful accounts of $0 at December 31, 2002.

Online maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Online's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.


NOTE 4 - NOTE RECEIVABLE AND PAYABLE

Online has a $40,000 note receivable and a $40,000 note payable. The note payable was entered into and paid out in order to secure its first processing account. The note receivable and note payable have the same maturity date of January 18, 2006 and bear interest rate of 18%.


NOTE 5 - INCOME TAXES

Online has not yet realized income as of the date of this report, no provision for income taxes has been made. At December 31, 2002 a deferred tax asset has not been recorded due to Online's limited history to provide income to use the net operating loss carryover of $96,000 that expires in years 2020 through 2022.


NOTE 6 - MAJOR CUSTOMERS

Online has two and one customer that accounted for more than 10% of net revenues, and collectively, these customers accounted for 99% and 100% of net revenues for the year ended December 31, 2002 and 2001, respectively. Both of these customers are affiliated with the majority shareholder of Online. The breakdown is as follows at December 31:

Customer                     2002               2001
----------------------   -------------      -------------
A                                  37%               100%
B                                  62%                n/a


NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock:

Online is authorized to issue 25,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. Online has not paid a dividend to its shareholders.

Online issued 200,000 shares of common stock for the use of office space, computers and Internet access on January 20, 2001, valued at $18,000 or $0.09 per share. The lease was for April 2001 through March 2002.

In August through December 2002, Online issued 413,900 shares of common stock for cash proceeds of $94,000, net of expenses of $9,475 or $0.25 per share.


NOTE 8 - COMMITMENTS

Online leases its office and equipment under a one year non-cancelable agreement which expires March 2003. The lease provides for monthly payments of base rent and an unallocated portion of equipment costs and Internet access. The rent is being contributed by a shareholder to Online.

Minimum future lease rentals are $4,500 for 2003.

Rent expense was $18,000 and $13,500 for the years ending December 31, 2002 and 2001, respectively.