Form 10QSB
period 2003-03-31
ONLINE PROCESSING INC
filed 2003-06-23
CIK 1158722

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    -------

Commission file number:  333-69270
                       -------------

                             Online Processing, Inc.
                             ----------------------
              (Exact name of small business issuer in its charter)


         Nevada                                                22-3774845
         ------                                                ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

1048 Irvine Avenue #176, Newport Beach, CA                     92660
------------------------------------------                     -----
       (Address of principal executive offices)              (Zip Code)

Issuer's telephone number    44-190-385-9398
                             ---------------

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----     -----


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
         PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be  filed  by  Section  12,  13,  or  15(d) of the  Exchange  Act  after  the
distribution of securities under a plan confirmed by a court.  Yes      No
                                                                   ----    ----

         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date: As of June 20, 2003 the Company had 12,603,900 shares of voting Common Stock, $.001 par value issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
                                                                    ----  ----





                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                             ONLINE PROCESSING, INC.
                                  BALANCE SHEET
                                 March 31, 2003
                                   (Unaudited)

                                     ASSETS

Accounts receivable, net                                                              $       167,333
                                                                                      ===============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable - related party                                                    $       167,220
  Accrued expenses - related party                                                             33,000
  Loans payable - officer                                                                      22,600
                                                                                      ---------------
    Total current liabilities                                                                 222,820

Commitments

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 25,000,000 shares authorized, 10,800,000
    shares issued and outstanding                                                              10,800
Accumulated deficit                                                                           (66,287)
                                                                                      ---------------
  Total Stockholders' Deficit                                                                 (55,487)
                                                                                      ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $       167,333
                                                                                      ===============




                             ONLINE PROCESSING, INC.
                             STATEMENT OF OPERATIONS
                        Three Months Ended March 31, 2003
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                  --------------------
                                                                         2003
                                                                  --------------------

Revenue                                                           $           93,276

Operating expenses:
  Contract labor                                                              69,956
  Salaries                                                                    37,500
  Other general and administrative                                            16,520
                                                                  ------------------
                                                                             123,976
                                                                  ------------------

Net loss                                                          $          (30,700)
                                                                  ==================

Net loss per share:
  Basic and diluted                                               $            (0.46)
                                                                  ==================
Weighted average shares outstanding:
  Basic and diluted                                                           67,268
                                                                  ==================

                             ONLINE PROCESSING, INC.
                             STATEMENT OF CASH FLOWS
                        Three Months Ended March 31, 2003
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                     2003
                                                              ------------------
Cash flows from operating activities:
  Net loss                                                    $         (30,700)
Changes in assets and liabilities:
  Accounts receivable                                                   (50,482)
  Accounts payable                                                       42,082
  Accrued expenses                                                       16,500
                                                              -----------------

Net cash used in operating activities                                   (22,600)
                                                              -----------------

Cash flows from financing activities:
  Proceeds from loans payable - officer                                  22,500
                                                              -----------------

Net decrease in cash                                                       (100)
  Cash, beginning of period                                                 100
                                                              -----------------
  Cash, end of period                                         $               -
                                                              =================

Supplemental information:
  Income taxes paid                                           $               -
  Interest paid                                               $               -

                             ONLINE PROCESSING, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 1: PRESENTATION

The balance sheet of Online Processing, Inc. ("Online") as of March 31, 2003, the related statements of operations for the three months ended March 31, 2003 and the statements of cash flows for the three months ended March 31, 2003 included in the financial statements have been prepared by Communication Field Services, Inc. without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Online's financial position and results of operations. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent period from September 19, 2002
(Inception) through December 31, 2002 as reported in Form 8-K/A, have been omitted.

In March, 2003, Online ceased its operations and is currently looking for a merger or acquisition candidate.


NOTE 2: REVERSE MERGER

On February 28, 2003, Communication Field Services, Inc. ("CFS") entered into a Share Exchange Agreement with Online Processing, Inc. Under the Exchange, CFS became a wholly owned subsidiary of Online. Pursuant to the Exchange, all of the outstanding common shares of CFS were exchanged for 10,800,000 shares of Online. The transaction was regarded as a reverse merger whereby CFS was considered to be the accounting acquirer as it retained control of Online after the Exchange. Certain shareholders of Online agreed to cancel 2,000,000 shares of common stock in connection with the Exchange.


NOTE 3: RELATED PARTY TRANSACTIONS

Contract labor is performed by an entity owned by the CEO. Contract labor is recorded in accounts payable - related party as of March 31, 2003.

ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and Notes thereto which appear elsewhere in this document. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. Readers should also carefully review factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Overview

On February 28, 2003, we completed a Share Exchange (the "Share Exchange ") with Communication Field Services, Inc. ("CFS"), a Nevada corporation formed for the purpose of providing installation, maintenance and servicing of communication technologies. As a result of the Share Exchange, CFS became our wholly owned subsidiary. Prior to the Share Exchange, we were in the business of providing Internet based mortgage loan processing to mortgage brokers. We no longer provide such loan processing. As a result, the discussion below reflects the effect of the Share Exchange and the change in our business and operations. Since CFS was only formed on September 19, 2002, no comparable information for the first fiscal quarter of 2002 is available. You should consider the foregoing factors when reading the discussion below.

RESULTS FOR THE FISCAL QUARTER ENDED MARCH 31, 2002.

Our first fiscal quarter ended on March 31st. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended March 31, 2003, was $93,276.

EXPENSES. Total expenses for the three months ended March 31, 2003, were $123,976.

Expenses related primarily to the need to hire contract labor in order to service our customers and salary of employees. Other expenses during the first fiscal quarter related to general and administrative expenses related to our operations.

LIQUIDITY AND CAPITAL RESOURCES. We posted a net loss of $30,700 for the three months ended March 31, 2003.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures were adequate.

We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations of these controls by our Chief Executive and Chief Financial Officer.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any lawsuits and are not aware of any pending litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTED SECURITIES

To accomplish the Share Exchange with the shareholders of CFS, on February 28, 2003, we issued an aggregate of 10,800,000 shares of our Common Stock in exchange for all of the issued and outstanding capital stock of CFS from the shareholders of CFS. The shares issued to the CFS Shareholders were issued to 12 accredited investors pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933, as amended.

Also on February 28, 2003, the Company issued 190,000 shares of its Common Stock to Lynn Management, LLC, at a purchase price of $0.001 per share, in consideration for providing consulting services to the Company in connection with the CFS Exchange Transaction.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report.

    Exhibit No.                     Document

    99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports of Form 8-K

We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2003:

On March 10, 2003, we filed a Current Report on Form 8-K disclosing our Share Exchange with the Shareholders of CFS, which was amended by Form 8-K/A on June 20, 2003, to include financial statements regarding our acquisition of CFS.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 23, 2003                        ONLINE PROCESSING, INC.

                                            By: /s/ Roger Henley
                                                -------------------------------
                                                    Roger Henley,
                                                    Chief Executive Officer
                                                    and Chief Financial Officer

                          CERTIFICATION OF ROGER HENLEY
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-QSB of Online Processing, Inc. for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, the undersigned, in the capacity and date indicated below, hereby certifies that:

1. I have reviewed this quarterly report on Form 10-QSB of Online Processing, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented   in  this   quarterly   report  our   conclusions   about  the
       effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:      /s/ Roger Henley                            Date: June 23, 2003
         -------------------------------                   -------------
             Roger Henley,
             Chief Executive Officer
             and Chief Financial Officer

EXHIBIT 99.1


        CERTIFICATION OF ROGER HENLEY PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  I, Roger Henley, Chief Executive Officer and Chief Financial Officer of Online Processing, Inc. (the "Company"), certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1) The Quarterly Report on Form 10-QSB of the Company for the period ended March 31, 2003 (the "Report"), ( fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 780(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  Date:  June 23, 2003                    By: /s/ Roger Henley
                                              -------------------------------
                                                  Roger Henley
                                                  Chief Executive Officer and
                                                  Chief Financial Officer