Form 10QSB
period 2003-06-30
ONLINE PROCESSING INC
filed 2003-09-09
CIK 1158722

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
           ----------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                                ------    -----

Commission file number

                             Online Processing, Inc
              (Exact name of small business issuer in its charter)


          Nevada                                                22-3774845
          ------                                                ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


1048 Irvine Avenue #176, Newport Beach, CA                     92660
------------------------------------------                   --------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number    44-190-385-9398
                             ---------------

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No
   ---    ---

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
         PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes    No
                                                                  ---   ---


         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date: As of June 30, 2003 the Company had 12,603,900 shares of voting Common Stock, $.001 par value issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
                                                                    ---  ---



                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                             ONLINE PROCESSING, INC.
                                  BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)

                                     ASSETS

                                                                               $              -
                                                                               ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable - related party                                             $        167,220
  Accounts payable - non-related party                                                      337
  Accrued expenses - related party                                                       33,000
  Accrued expenses - non-related party                                                   10,000
  Loans payable - related party                                                          27,640
                                                                               ----------------
    Total current liabilities                                                           238,197

Commitments

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 25,000,000 shares authorized, 12,603,900
    shares issued and outstanding                                                        12,604
Accumulated deficit                                                                    (250,801)
                                                                               ----------------
  Total Stockholders' Deficit                                                          (238,197)
                                                                               ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $              -
                                                                               ================




                             ONLINE PROCESSING, INC.
                             STATEMENT OF OPERATIONS
                    Three and Six Months Ended June 30, 2003
                                   (Unaudited)

                                                               Three Months
                                                                   Ended           Six Months Ended
                                                                  June 30,              June 30,
                                                             ----------------      ----------------

Revenue                                                      $              -      $         93,276

Operating expenses:
  Contract labor                                                            -                69,956
  Salaries                                                                  -                37,500
  Other general and administrative                                    182,710               199,230
                                                             ----------------      ----------------
                                                                      182,710               306,686
                                                             ----------------      ----------------

Net loss                                                     $       (182,710)     $       (213,410)
                                                             ================      ================

Net loss per share:
  Basic and diluted                                          $          (0.01)     $          (0.02)
                                                             ================      ================

Weighted average shares outstanding:
  Basic and diluted                                                12,603,900            12,015,888
                                                             ================      ================






                             ONLINE PROCESSING, INC.
                             STATEMENT OF CASH FLOWS
                         Six Months Ended June 30, 2003
                                   (Unaudited)

                                                                               2003
                                                                         ------------------

Cash flows from operating activities:
  Net loss                                                               $        (213,410)
  Adjustments to reconcile net loss to cash used in
  operating activities:
        Bad debt                                                                   167,220
Changes in assets and liabilities:
  Accounts receivable                                                              (50,369)
  Accounts payable                                                                  42,082
  Accrued expenses                                                                  26,837
                                                                         -----------------

Net cash used in operating activities                                              (27,640)
                                                                         -----------------

Cash flows from financing activities:
  Proceeds from loans payable - related party                                       27,540
                                                                         -----------------

Net decrease in cash                                                                  (100)
  Cash, beginning of period                                                            100
                                                                         -----------------
  Cash, end of period                                                    $               -
                                                                         =================

Supplemental information:
  Income taxes paid                                                      $               -
  Interest paid                                                          $               -


                             ONLINE PROCESSING, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1: PRESENTATION

The balance sheet of Online Processing, Inc. ("Online") as of June 30, 2003, the related statements of operations for the three and six months ended June 30, 2003 and the statements of cash flows for the six months ended June 30, 2003 included in the financial statements have been prepared by Online without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Online's financial position and results of operations. The results of operations for the three and six months ended June30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in Online's December 31, 2002 Form 10-8-K/A.
Online's wholly owned, operating subsidiary began its operations on September 19, 2002, therefore there are no statements for the three and six months ended June 30, 2002.

In March, 2003, Online ceased operations of its wholly owned subsidiary, Communications Field Services, Inc. and is currently looking for a merger or acquisition candidate.


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

Overview

On February 28, 2003, we completed a Share Exchange (the "Share Exchange ") with Communication Field Services, Inc. ("CFS"), a Nevada corporation formed for the purpose of providing installation, maintenance and servicing of communication technologies. As a result of the Share Exchange, CFS became our wholly owned subsidiary. Prior to the Share Exchange, we were in the business of providing Internet based mortgage loan processing to mortgage brokers. We no longer provide such loan processing. Since CFS was only formed on September 19, 2002, no comparable information for the second fiscal quarter of 2002 is available. You should consider the foregoing factors when reading the discussion below.

We are currently negotiating a purchase of our wholly owned subsidiary, Communications Field Services, Inc. ("CFS"), by Roger Henley, our former Chief Executive, Chief Financial Officer and President, so that the Company may pursue other opportunities. Mr. Henley has chosen to pursue other interests resultant upon the fact that the Company has determined to cease commercial operations in March 2003 at CFS due our inability to secure funding needed to operate the business of CFS.

As of the date of this filing, no definitive agreement has been reached with Mr. Henley. Online Processing, Inc. is in the process of reviewing several new business opportunities with the intention to maximize shareholders' interest. The Company is looking at possible business acquisitions in North America and internationally.

RESULTS FOR THE FISCAL QUARTER ENDED JUNE 30, 2003.

Our fiscal quarter ended on June 30, 2003. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended June 30, 2003, was $0. Revenues for the six months ended June 30, 2003 were $93,276.

EXPENSES. Total expenses for the three months ended June 30, 2003, were $182,710. The expenses for the three months ended June 30, 2003, included bad debt of $167,333. Expenses for the six months ended June 30, 2003 were $306,686.

Expenses related primarily to the need to maintain our status as a public company. Other expenses related to general and administrative expenses related to our operations and bad debt expense of $167,333.

LIQUIDITY AND CAPITAL RESOURCES. We posted a net loss of $213,410 for the six months ended June 30, 2003.


ITEM 3.  CONTROLS AND PROCEDURES

Disclosure  Controls  and  Procedures.   The  Company's  management,   with  the
participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not involved in any lawsuits and are not aware of any pending litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On June 24, 2003, Online Processing, Inc. accepted the resignation of Roger Henley as its Chief Executive Officer, President and Chief Financial Officer and as a director of the Company effective immediately. Mr. Henley has chosen to pursue other interests resultant upon the fact that the Company has determined to cease commercial operations at our subsidiary company CFS due our inability to secure funding needed to operate the business of CFS.

The Board of Directors has designated Peter Bowthorpe as its Chief Executive Officer and Chief Financial Officer until the Board designates his successor.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report.

           Exhibit No.                     Document

         31.1 Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act.

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports of Form 8-K

We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2003:

On July 1, 2003, we filed a Current Report on Form 8-K disclosing that we had accepted the resignation of Roger Henley as its our Chief Executive Officer, President and Chief Financial Officer and as a director of the Company effective June 24, 2003. Mr. Henley has chosen to pursue other interests resultant upon the fact that the Company has determined to cease commercial operations at our subsidiary company CFS due our inability to secure funding needed to operate the business of CFS.


On June 23, 2003, we filed an amendment on Form 8-K/A to the current report on Form 8-K filed in March 2003 disclosing our acquisition of CFS. The amended Form 8-K/A contained financial information regarding CFS, which was not included in the original Form 8-K that we filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  September 4, 2003                    ONLINE PROCESSING, INC.

                                            By:  /s/ Peter Bowthorpe
                                                 --------------------
                                                     Peter Bowthorpe,
                                                     Chief Executive Officer
                                                     and Chief Financial Officer