Form 10QSB
period 2003-09-30
ONLINE PROCESSING INC
filed 2003-12-16
CIK 1158722

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______to__________

                  Commission file number

                             Online Processing, Inc
              (Exact name of small business issuer in its charter)


             Nevada                                           22-3774845
    ------------------------------                        ------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)

1048 Irvine Avenue #176, Newport Beach, CA                     92660
------------------------------------------                     -----
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number    44-190-385-9398
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date: As of September 30, 2003 the Company had 12,603,900 shares of voting Common Stock, $.001 par value issued and outstanding.

         Transitional Small Business Disclosure Format (check one):




                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                             ONLINE PROCESSING, INC.
                                  BALANCE SHEET
                               September 30, 2003
                                   (Unaudited)

                                     ASSETS

                                                                            $    --
                                                                            =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable - related party                                          $ 167,220
  Accounts payable - non-related party                                          1,267
  Accrued expenses - related party                                             33,000
  Accrued expenses - non-related party                                         25,000
  Loans payable - related party                                                27,640
                                                                            ---------
    Total current liabilities                                                 254,127

Commitments

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 25,000,000 shares authorized, 12,603,900
    shares issued and outstanding                                              12,604
Accumulated deficit                                                          (266,731)
                                                                            ---------
  Total Stockholders' Deficit                                                (254,127)
                                                                            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $    --
                                                                            =========



                             ONLINE PROCESSING, INC.
                             STATEMENT OF OPERATIONS
                 Three and Nine Months Ended September 30, 2003
                    and Inception Through September 30, 2002
                                   (Unaudited)

                                       Three Months     Nine Months     Inception
                                          Ended            Ended        through
                                       September 30,   September 30,   September 30,
                                          2003             2003          2002
                                       ------------    ------------    ------------


Revenue                                $       --      $     93,276    $       --

Operating expenses:
  Contract labor                               --            69,956            --
  Salaries                                     --            37,500            --
  Other general and administrative           15,930         215,160            --
                                       ------------    ------------    ------------
                                             15,930         322,616            --
                                       ------------    ------------    ------------

Net loss                               $    (15,930)   $   (229,340)   $       --
                                       ============    ============    ============

Net loss per share:
  Basic and diluted                    $      (0.00)   $      (0.02)   $       --
                                       ============    ============    ============

Weighted average shares outstanding:
  Basic and diluted                      12,603,900      12,015,888      12,015,888
                                       ============    ============    ============




                             ONLINE PROCESSING, INC.
                             STATEMENT OF CASH FLOWS
                      Nine Months Ended September 30, 2003
                    and Inception Through September 30, 2002
                                   (Unaudited)

                                                             2003        2002
                                                          ---------    ---------

Cash flows from operating activities:
  Net loss                                                $(229,340)   $    --
  Adjustments to reconcile net loss to cash used in
  operating activities:
        Bad debt                                            167,220         --
Changes in assets and liabilities:
  Accounts receivable                                       (50,369)        --
  Accounts payable                                           43,012         --
  Accrued expenses                                           41,837         --
                                                          ---------    ---------

Net cash used in operating activities                       (27,640)        --
                                                          ---------    ---------

Cash flows from financing activities:
  Proceeds from loans payable - related party                27,540         --
                                                          ---------    ---------

Net decrease in cash                                           (100)        --
  Cash, beginning of period                                     100         --
                                                          ---------    ---------
  Cash, end of period                                     $    --      $    --
                                                          =========    =========

Supplemental information:
  Income taxes paid                                       $    --      $    --
  Interest paid                                           $    --      $    --


                             ONLINE PROCESSING, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1: PRESENTATION

The balance sheet of Online Processing, Inc. ("Online") as of September 30, 2003, the related statements of operations for the three and nine months ended September 30, 2003 and the statements of cash flows for the nine months ended September 30, 2003 included in the financial statements have been prepared by Online without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Online's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in Online's December 31, 2002 Form 10-8-K/A.


Online's wholly owned, operating subsidiary began its operations on September 19, 2002. There was no activity from September 19, 2002 thorough September 30, 2002.

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

Overview

On February 28, 2003, we completed a Share Exchange (the "Share Exchange ") with Communication Field Services, Inc. ("CFS"), a Nevada corporation formed for the purpose of providing installation, maintenance and servicing of communication technologies. As a result of the Share Exchange, CFS became our wholly owned subsidiary. Prior to the Share Exchange, we were in the business of providing

Internet based mortgage loan processing to mortgage brokers. We no longer provide such loan processing. Since CFS was only formed on September 19, 2002, no comparable information for the third fiscal quarter of 2002 is available. You should consider the foregoing factors when reading the discussion below.

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

As of the date of this filing, no definitive agreement has been concluded with Mr. Henley. Online Processing, Inc. is in the process of reviewing several new business opportunities with the intention to maximize shareholders' interest. The Company is looking at possible business acquisitions in North America and internationally.

RESULTS FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2003.

Our fiscal quarter ended on September 30, 2003. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended September 30, 2003, was $0. Revenues for the nine months ended September 30, 2003 were $93,276. There were no revenues for the period from September 19, 2002 through September 30, 2002.

EXPENSES. Total expenses for the three months ended September 30, 2003, were $15,930. Expenses for the nine months ended September 30, 2003 were $322,616. The expenses for the nine months ended September 30, 2003, included bad debt of $167,333. There were no expenses for the period from September 19, 2002 through September 30, 2002.


Expenses related primarily to the need to maintain our status as a public company. Other expenses related to general and administrative expenses related to our operations and bad debt expense of $167,333.

LIQUIDITY AND CAPITAL RESOURCES. We posted a net loss of $229,340 for the nine months ended September 30, 2003.

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures
     ------------------------------------------------

     We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were adequate.

(b)  Changes in internal controls
     ----------------------------

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


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


Date:  December 16, 2003                    ONLINE PROCESSING, INC.

                                            By: /s/ Peter Bowthorpe
                                                --------------------
                                                    Peter Bowthorpe,
                                                    Chief Executive Officer
                                                    and Chief Financial Officer