Form 10KSB
period 2003-12-31
ONLINE PROCESSING INC
filed 2004-04-20
CIK 1158722

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
                         1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

                   For the Fiscal Year Ended December 31, 2003

                             ONLINE PROCESSING, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                   333-69270                  22-3774845
(State or other jurisdiction    (Commission File Number)    (IRS Employer
 of incorporation)                                           Identification No.)

            750 East Interstate 30, Suite 100, Rockwell, Texas 75087
               (Address of principal executive offices (zip code))

                                  972-771-2305
              (Registrant's telephone number, including area code)


              1048 Irvine Avenue #176, Newport Beach, CA92660, USA
                                (Former address)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past12 months and (2) has been subject to such filing requirement for the past 90days.
                         X    YES                        NO
                     ---------                 ---------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2003:

Shares of common stock outstanding at December 31, 2003:  12,603,900

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

Our wholly-owned subsidiary Communication Field Services, Inc. was formed for the purpose of providing installation, maintenance and servicing of communication technologies. Our vision was for Communication Field Services, through growth, future acquisitions and the establishment of contractual relationships with servicing companies conducting operations in areas not serviced directly by Communication Field Services personnel, to become a pre-eminent, world-wide provider of installation, maintenance and servicing of both existing and evolving communication technologies.

In March, 2003, we decided to cease commercial operations of Communication Field Services due our inability to secure funding needed to operate the business of Communication Field Services. As of December 31, 2003, we were negotiating a purchase of Communication Field Services by Roger Henley, our former Chief Executive, Chief Financial Officer and President, so that the company may pursue other opportunities.

As of December 31, 2003, no definitive agreement had been reached with Mr. Henley. However, on January 21, 2004, we agreed to sell all of the stock of Communication Field Services to Roger Henley, in consideration for 2,934,000 of the 3,260,000 shares of our common stock which he owned. As a result, we are in the process of reviewing several new business opportunities with the intention to maximize shareholders' interest. We are looking at possible business acquisitions in North America and internationally. However, as of the date of this filing, we have not reached any definitive agreement with any potential acquisition candidates.

ITEM 2.  DESCRIPTION OF PROPERTY

During 2003, the Company's corporate offices were located at 1295 South Lewis Street, Anaheim, California 92805. The Company rented these corporate offices, which consists of approximately 6,000 square feet, pursuant to a verbal lease agreement with Walter Reichman.

In January of 2004, we moved our corporate offices to 750 East Interstate 30, Suite 100, Rockwell, Texas 75087. Our new corporate facilities are shared with an unrelated company, which includes the use of telephones, equipment and the internet for $1,500 per month.

ITEM  3. LEGAL PROCEEDINGS

The company is not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote to the security holders during 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Common Stock is currently quoted on the OTC Bulletin Board under the symbol "OLPC."

The following table sets forth the quarterly high and low bid prices for the Common Stock since January 15, 2003, the initial trading date for OLPC. The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal 2003                                       HIGH           LOW
                                                  ----           ---
  First Quarter............................     $0.51           $0.23
  Second Quarter...........................     $1.00           $0.27
  Third Quarter............................     $0.75           $0.20
  Fourth Quarter...........................     $0.25           $0.16

Shareholders

As of December 31, 2003, there were approximately 100 record holders of the Common Stock. This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

The Company has no warrants outstanding.

ITEM 6.  MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2003

On February 28, 2003, we entered into a share exchange agreement to acquire Communication Field Services. As a result of the Communication Field Services exchange transaction, Communication Field Services became our wholly-owned subsidiary and the shareholders of Communication Field Services acquired a majority of our voting stock. Prior to the Share Exchange, we were in the business of providing Internet based mortgage loan processing to mortgage brokers.

Communication Field Services was incorporated on September 19, 2002 under the laws of the State of Nevada. Communication Field Services was formed for the purpose of providing installation, maintenance and servicing of communication technologies. During January, February and March, 2003, Communication Field Services managed the installation of wireless networks for telecommunication service providers. Its operations were focused in the State of California.

In March, 2003, we decided to cease commercial operations of Communication Field Services due our inability to secure funding needed to operate the business of Communication Field Services and began looking for a merger or acquisition candidate.

On June 24, 2003, we accepted the resignation of Roger Henley as our Chief Executive Officer, President and Chief Financial Officer and a director, effective immediately. Mr. Henley chose to pursue other interests because we had determined to cease operations of Communication Field Services. Our Board of Directors designated Peter Bowthorpe as our Chief Executive Officer and Chief Financial Officer and tasked him with locating and reviewing several new business opportunities. As part of this process, we began negotiating a purchase of Communication Field Services by Roger Henley, our former Chief Executive, Chief Financial Officer and President, so that we could pursue other opportunities. On January 21, 2004, we agreed to sell all of the stock of Communication Field Services to Roger Henley, in consideration for 2,934,000 of the 3,260,000 shares of our common stock which he owned. We are currently a blank check company with no specific business or operations. We are currently reviewing possible acquisitions of operating companies, however, as of the date of this filing we have not entered into any definitive acquisition agreements with any acquisition candidates.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2003

Net revenues for the year ended December 31, 2003 decreased by $23,575 to $93,276 from $116,851 for the corresponding period of the prior year.

Total expenses for the year ended December 31, 2003 increased by $193,409 to $336,047 from $142,638 for the corresponding period of the prior year. The increase is attributable to the need to maintain our status as a public company and general and administrative expenses related to our operations and bad debt of $167,220.

Net loss for the year ended December 31, 2003 increased by $216,984 to $242,771 from $25,787 for the corresponding period of the prior year.

We were unable to generated sufficient funds from our operations to finance our growth or secure additional funding needed to operate the business of Communication Field Services. As a result, we are contemplating an acquisition of an ongoing business to increase the value to our shareholders.

Subsequent Events

On January 21, 2004, we agreed to sell all of the stock of our wholly owned subsidiary, Communication Field Services, to Roger Henley, our former Chief Executive Officer, in consideration for 2,934,000 of the 3,260,000 shares of our common stock which he owned. We are looking at possible business acquisitions in North America and internationally. At the date of this current report, no definitive agreement has been reached with any acquisition candidates.

In conjunction with the sale of our wholly owned subsidiary, Communication Field Services, we moved our corporate offices to 750 East Interstate 30, Suite 100, Rockwell, Texas 75087. Our corporate facilities are shared with an unrelated company, which includes the use of telephones, equipment and the internet.
On January 21, 2004, we accepted the resignation of Peter Bowthorpe as its Chief Executive Officer, President and Chief Financial Officer and as a member of our Board of Directors, effective immediately. In conjunction with the sale of Communication Field Services, Mr. Bowthrope has chosen to pursue other interests.
The Board of Directors has designated Terri Wonderly, as our Chief Executive Officer and Chief Financial Officer until the Board designates her successor. In addition, Ms. Wonderly was appointed to serve as a director by the Board in order to fill a newly created Board seat. Since Mr. Bowthorpe has resigned as a director, Ms. Wonderly is now the Company's sole director and officer.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of Malone & Bailey, PLLC appear on pages F-1 through F-7 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

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

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

         We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of December 31, 2003, the following persons serve as directors and officers of the Company.

Peter Bowthorpe      Chief Executive Officer, President, Chief Financial Officer
                     and Director

Peter Bowthorpe assumed the positions of Chief Executive Officer, President and Chief Financial Officer and June 24, 2003. Previously, he was Chairman of the Company upon the occurrence of the Communication Field Services share exchange. Since 1996, Mr. Bowthorpe has been a Senior partner and Managing Director of Oxbridge Enterprises Limited, a private company registered in the Republic of Ireland, with offices in the United Kingdom. Mr. Bowthorpe continues such affiliation and is a part-time executive employee and a director of the Company Mr. Bowthorpe attended Lancing College, Sussex, England and Hertford College, Oxford University, England and received a BA degree in Chemistry from Oxford University in 1957.

CURRENT OFFICER AND DIRECTORS

Terri Wonderly       Chief Executive Officer, President, Chief Financial Officer
                     and Director

On January 21, 2004 Terri Wonderly was has designated as our Chief Executive Officer, Chief Financial Officer and sole Director. Ms. Wonderly has more than nineteen years experience in the real estate industry working for mortgage companies, banks and title companies. She has performed various duties, including taking loan applications all the way thru processing, underwriting - including performing the physical and automated underwriting - preparing loan packages, physically closing loans, funding the loans and shipping the files to the funding sources. Ms. Wonderly was an Underwriter and Senior Loan Specialist with Ameri-National Mortgage, Inc. form 1991 to 1996, an Underwriter and Closer at Columbian Bank and Trust in 1996, a Processor and Personnel Trainer at Universal Mortgage in 1997, a Loan Specialist at the Bank of Jacomo in 1998, a Processor and Personnel Trainer at Regional Investments in 1999, performed Database Maintenance for Chappell & Associates, Inc. in 2000, a Loan Processing Specialist for Discount Mortgage Source, Inc. from 2002 to the present. Ms. Wonderly is a member of the National Association of Mortgage Brokers

ITEM 10. EXECUTIVE COMPENSATION

The Company had retained Peter Bowthorpe's services as Chairman of the Board, with certain officer duties assigned to such position, at an initial annual salary of $60,000 per annum on a part-time basis, and had similarly retained Mr. Henley as President of the Company, on a full time basis, at an initial annual salary of $150,000 per annum. However, in March 2003, the Company ceased operations of Communication Field Services and eliminated salaries for both Mr. Bowthrope and Mr. Henley, who resigned in June 2003. No compensation was paid in 2003.

ITEM 11. SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS


 As of December 31, 2003, the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

                                                 AMOUNT               PERCENT
Name and Address                            BENEFICIALLY OWNED*       OF CLASS
----------------

Peter Bowthorpe                                 2,086,000 (1)          16.56%
6 The Homestead, Sea Road, East Preston
West Sussex BN161LW
United Kingdom

Roger Henley                                    3,260,000 (1) (2)      25.87%
530 Abenida Victoria #F
San Clemente, California 92672

Joel A. Shapiro                                 3,472,000(2)(3)        27.56%
65 Shrewsbury Road
Livingston, NJ 07039

Patrick Shane                                   3,472,000(2) (3)        27.56%
601 Lake Avenue
Altamonte Springs, FL  32701

All directors and officers                      2,086,000               16.56%
as a group (1 persons)

     * Unless otherwise indicated such person is the sole beneficial owner of the shares set forth opposite his name.

     (1) The Company and each of the former Communication Field Services shareholders entered into Option Agreements, Stock Pledge Agreements, and related Escrow Agreements, pursuant to which (a) "call" options were granted by Ms. Wonderly to two former Communication Field Services shareholders to purchase an aggregate of 410,000 of the Company's Common Stock from Ms. Wonderly for a period of one year from the date of the share exchange (February 28, 2003) at a purchase price of $0.61 per share, none of the proceeds of which shall be payable to the Company. In the event that these options are not exercised Ms. Wonderly has been granted an option to "put" to the Company (compel it to buy) such shares, or any portion of which that were not purchased pursuant to the options Ms. Wonderly at the same purchase price of $0.61 per share. In the event that all 410,000 such shares are not purchased from Ms. Wonderly in accordance with the call options , the put option, or both, the former Communication Field Services shareholders shall have forfeited all of their shares acquired in the Company to Terri Wonderly.

     (2) On January 21, 2004, we agreed to sell all of the stock of our wholly owned subsidiary, Communication Field Services, to Roger Henley, our former Chief Executive Officer, in consideration for 2,934,000 of the 3,260,000 shares of our common stock which he owned. As a result of this sale, Mr. Henley now owns 326,000 shares of our stock.

     (3) Messrs. Shapiro and Shane work closely together in connection with a consulting firm, JS Capital LLC, which is owned by Mr. Shapiro. Messrs. Shapiro and Shane each beneficially own 1,736,000 shares (13.78%). Each of Messrs. Shapiro and Shane disclaim beneficial and/or voting control over the others' shares.

Potential Change in Control

Should the previously discussed options not be exercised and paid for, Terri Wonderly could again become the controlling shareholder of the Company owning 7,866,000 shares or 80.5% of the outstanding voting stock of Online Processing, Inc.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

Contract labor was performed by an entity owned by our former CEO, Roger Henley. No amounts had been paid as of December 31, 2003 and are recorded in accounts payable - related party as of December 31, 2003.

Subsequent Events

On January 21, 2004, we agreed to sell all of the stock of our wholly owned subsidiary, Communication Field Services, Inc., a Nevada corporation, to Roger Henley, our former Chief Executive Officer, in consideration for 2,934,000 of the 3,260,000 shares of our common stock which he owned.

ITEM 13. EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: Included in Part II, Item 7 of this report:

          Report of Independent Public Accountant

          Balance Sheet as of December 31, 2003

          Statement of Operations-September 19, 2002 Through December 31, 2002 and Twelve Months Ending December 31, 2002

          Statement of Stockholders Equity - September 19, 2002 Through December 31, 2002 and Twelve Months Ending December 31, 2002

          Statement of Cash Flows - September 19, 2002 Through December 31, 2002 and Twelve Months Ending December 31, 2002

         Notes to Financial Statements


(b) The company filed the following Form 8-Ks in 2003 and 2004.

2.01*    Changes in Auditors, filed as Form 8-K/A dated February 10, 2003

2.02* Share Exchange Agreement, entered into as of February 28, 2003, among Online Processing, Inc. and the owners of record of all of the issued and outstanding stock of Communication Field Services, Inc., together with the exhibits thereto, filed as Form 8-K dated March 10, 2003.

2.03* Financial Statements of Business Acquired, filed as Form 8-K/A dated June 23, 2003.

2.04*    Resignation of Roger Henley, filed as Form 8-K dated June 24, 2003.

2.05* Sale of Communication Field Services to Roger Henley and Resignation of Peter Bowthrope, filed as Form 8-K dated January 21, 2004.


(c)      Exhibits

31       Certification

32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO and CFO


* Previously filed on Form 8-Ks, dated February 10, 2003; Form 8-K dated March 10, 2003, dated June 23, 2003; Form 8-K dated June 24, 2003 and January 21, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES
The aggregate fees billed for professional services rendered by Malone & Bailey, PLLC, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $6,000 and $4,000, respectively.

(2) AUDIT-RELATED FEES
NONE

(3) TAX FEES
NONE

(4) ALL OTHER FEES
NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES The Company does not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned hereunto duly authorized.


ONLINE PROCESSING, INC.

By:      /s/ Teri Wonderly
         -----------------
         Terri Wonderly
         Chief Executive Officer & Chief Financial Officer

Dated:  April 19 , 2004

                                                                      Exhibit 31
CERTIFICATION
-------------

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


Date: April 19, 2004

/s/ Teri Wonderly
-----------------
Terri Wonderly
Chief Executive Officer and Chief Financial Officer

                                                                      Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Online Processing, Inc. (the "Company") on Form 10-KSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Terri Wonderly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Teri Wonderly
-----------------
    Terri Wonderly
Chief Executive Officer and Chief Financial Officer
April 19, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  Online Processing, Inc.
  Rockwall, Texas

We  have  audited  the  accompanying   consolidated   balance  sheet  of  Online
Processing, Inc. as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the year then ended and for the period from September 19, 2002 (Inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Processing, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended and for the period from September 19, 2002 (Inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses of $242,771 and $25,787, in 2003 and 2002, respectively. The Company will require additional working capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Malone & Bailey, PLLC
-------------------------
    Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

April 5, 2004



                         PART II - FINANCIAL INFORMATION

ITEM 7.  FINANCIAL STATEMENTS

                             ONLINE PROCESSING, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003

                                     ASSETS

                                                                             $          -
                                                                             ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable - related party                                           $    167,220
  Accounts payable - non-related party                                              6,908
  Accrued expenses - related party                                                 33,000
  Accrued expenses - non-related party                                             35,000
  Loans payable - related party                                                    25,040
  Loans payable - non-related party                                                   390
                                                                             ------------
    Total current liabilities                                                     267,558
                                                                             ------------

Commitments

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 25,000,000 shares authorized, 12,603,900
    shares issued and outstanding                                                  12,604
Accumulated deficit                                                              (280,162)
                                                                             ------------
  Total Stockholders' Deficit                                                    (267,558)
                                                                             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $          -
                                                                             ============





                See accompanying summary of accounting policies
                       and notes to financial statements.



                             ONLINE PROCESSING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               Inception
                                                          Year Ended            through
                                                         December 31,         December 31,
                                                             2003                 2002
                                                        ---------------      --------------

Revenue                                                 $        93,276      $      116,851

Operating expenses:
  Contract labor                                                 69,956              87,638
  Salaries                                                       37,500              37,500
  Other general and administrative                              228,591              17,500
                                                        ---------------      --------------
                                                                336,047             142,638
                                                        ---------------      --------------

Net loss                                                $      (242,771)     $      (25,787)
                                                        ===============      ==============

Net loss per share:
  Basic and diluted                                     $         (0.02)     $        (0.00)
                                                        ===============      ==============

Weighted average shares outstanding:
  Basic and diluted                                          12,312,311          10,800,000
                                                        ===============      ==============














                See accompanying summary of accounting policies
                       and notes to financial statements.




                             ONLINE PROCESSING, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                        Year ended December 31, 2003 and
      Period from September 19, 2002 (Inception) through December 31, 2002



                                                     Common stock
                                              ----------------------------    Accumulated
                                                 Shares          Amount          deficit          Total
                                              -------------  -------------   -------------   -------------

Balance,
  September 19, 2002                            10,800,000   $     10,800    $      (9,800)  $       1,000


Net loss                                                 -              -          (25,787)        (25,787)
                                              -------------  -------------   -------------   -------------


Balance,
  December 31, 2002                             10,800,000         10,800          (35,587)        (24,787)


  Issuance of common stock in
  connection with recapitalization               1,803,900          1,804           (1,804)              -


Net loss                                                 -              -         (242,771)       (242,771)
                                              -------------  -------------   -------------   -------------

Balance,
  December 31, 2003                             12,603,900   $     12,604    $    (280,162)  $    (267,558)
                                              =============  =============   =============   =============








                See accompanying summary of accounting policies
                       and notes to financial statements.



                             ONLINE PROCESSING, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Inception
                                                                 Year Ended             through
                                                                December 31,          December 31,
                                                                    2003                  2002
                                                              ---------------       ---------------

Cash flows from operating activities:
  Net loss                                                    $      (242,771)      $       (25,787)
  Adjustments to reconcile net loss to cash
  used in operating activities:
    Common stock issued for services                                        -                 1,000
Changes in assets and liabilities:
  Accounts receivable                                                 116,851              (116,851)
  Accounts payable                                                   (118,230)              125,138
  Accounts payable - related party                                    150,720                16,500
  Accrued expenses                                                     35,000                     -
  Accrued expenses - related party                                     33,000                     -
                                                              ---------------       ---------------

Net cash provided by (used in) operating activities                   (25,430)                    -
                                                              ---------------       ---------------

Cash flows from financing activities:
  Proceeds from note payable - related party                           25,330                   100
                                                              ---------------       ---------------

Net increase in cash                                                     (100)                  100
Cash, beginning of period                                                 100                     -
                                                              ---------------       ---------------
Cash, end of period                                           $             -       $           100
                                                              ===============       ===============

Supplemental information:
  Income taxes paid                                           $             -       $             -
  Interest paid                                               $             -       $             -







                See accompanying summary of accounting policies
                       and notes to financial statements.

                             ONLINE PROCESSING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On September 19, 2002, Communication Field Services, Inc. ("CFS") was incorporated under the laws of the State of Nevada. CFS managed the installation of wireless networks for telecommunication service providers. In March, 2003, CFS ceased its operations and is currently looking for a merger or acquisition candidate. Prior to this event, CFS's operations were limited to the State of California.

As of December 31, 2003, we're negotiating the sale of our wholly owned subsidiary, Communications Field Services, Inc. ("CFS"), to Roger Henley, our former Chief Executive, Chief Financial Officer and President, so that the Company can pursue other opportunities. Mr. Henley has chosen to pursue other interests resultant upon the fact that the Company has determined to cease commercial operations in March 2003 at CFS due our inability to secure funding needed to operate the business of CFS. See subsequent events Note 6 for the definitive agreement with Mr. Henley.

Online Processing, Inc. ("Online") is in the process of reviewing several new business opportunities with the intention to maximize shareholders' interest. The Company is looking at possible business acquisitions in North America and internationally.

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

Recent Accounting Pronouncements

Online does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.


NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the year ended December 31, 2003, Online incurred losses totaling $242,771. Although a significant portion of this loss was attributed to the operations of our wholly owned subsidiary, CFS, the company will still require additional working capital to develop its business operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the company be unable to continue as a going concern.


NOTE 3 - INCOME TAXES

The Company has not yet realized income as of the date of this report, no provision for income taxes have been made. At December 31, 2003 a deferred tax asset has not been recorded due end of CFS operations and to the company's limited history to provide income to use the net operating loss carryover of $242,000 that expires in year 2023 and 25,000 that expires in the year 2022.

NOTE 4 - STOCKHOLDERS' DEFICIT

Common Stock:

The Company is authorized to issue 25,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. The company has not paid a dividend to its shareholders.

On February 28, 2003, the Company issued 10,800,000 shares of common stock to acquire Communication Field Services, Inc. ("CFS"). As a result of the CFS Exchange Transaction, CFS has become a wholly-owned subsidiary of the Company and the shareholders of CFS own the majority of the voting stock of the Company. In accordance with the Agreement, the following events occurred:

As part of the acquisition of CFS, Terri Wonderly, the majority shareholder and sole officer and director of the Company prior to the share exchange, cancelled back to the Company 2,000,000 shares of the Company's Common Stock.


NOTE 5 - COMMITMENTS

CFS previously leased its office and equipment under a month to month agreement from an entity owned by a shareholder. The monthly lease payments are $2,000 for rent, $3,000 for telephone and $2,500 for insurance. No amounts have been paid as of December 31, 2003 and are recorded as accrued expenses - related party as of December 31, 2002.

CFS entered into an employment agreement as of October 1, 2002 for $12,500 per month with its chief executive officer. No amounts were paid as of end of CFS operations. The accrued salary of $75,000 and is included in accounts payable - related party as of December 31, 2003.


NOTE 6 - RELATED PARTY TRANSACTIONS

Contract labor was performed by an entity owned by our former CEO, Roger Henley. No amounts had been paid as of December 31, 2003 and are recorded in accounts payable - related party as of December 31, 2003.

Subsequent Events

On January 21, 2004, we agreed to sell all of the stock of our wholly owned subsidiary, Communication Field Services, Inc., a Nevada corporation ("CFS"), to Roger Henley, our former Chief Executive Officer, in consideration for 2,934,000 of the 3,260,000 shares of our common stock which he owned.