Form 10QSB
period 2004-03-31
ONLINE PROCESSING INC
filed 2004-05-27
CIK 1158722

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to________

                  Commission file number_____________________

                             Online Processing, Inc
              (Exact name of small business issuer in its charter)


                Nevada                                   22-3774845
                ------                                   ----------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)

750 East Interstate 30, Suite 100, Rockwall, Texas          75087
--------------------------------------------------          -----
       (Address of principal executive offices)           (Zip Code)

Issuer's telephone number    972-771-2305

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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date: As of March 31, 2004 the Company had 9,769,900 shares of voting Common Stock, $.001 par value issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
                                                                    ----  ----




                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                             ONLINE PROCESSING, INC.
                                  BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)

                                     ASSETS

                                                                           $    --
                                                                           =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable - non-related party                                         2,325
  Accrued expenses - non-related party                                        50,000
  Loans payable - non-related party                                           10,421
                                                                           ---------
    Total current liabilities                                                 62,746

Commitments

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 25,000,000 shares authorized, 9,769,900
    shares issued and outstanding                                              9,770
Additional paid in capital                                                   225,655
Accumulated deficit                                                         (298,171)
                                                                           ---------
  Total Stockholders' Deficit                                                (62,746)
                                                                           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $    --
                                                                           =========

                             ONLINE PROCESSING, INC.
                             STATEMENT OF OPERATIONS
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)


                                                      2004             2003

                                                  ------------    ------------

Revenue                                           $       --      $     93,276

Operating expenses:
  Contract labor                                          --            69,956
  Salaries                                                --            37,500
  Other general and administrative                      18,009          16,520
                                                  ------------    ------------
                                                        18,009         123,976
                                                  ------------    ------------

Net loss                                          $    (18,009)   $    (30,700)
                                                  ============    ============

Net loss per share:
  Basic and diluted                               $      (0.00)   $      (0.00)
                                                  ============    ============

Weighted average shares outstanding:
  Basic and diluted                                 10,379,944      12,015,888
                                                  ============    ============




                             ONLINE PROCESSING, INC.
                             STATEMENT OF CASH FLOWS
                   Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                          2004        2003
                                                                         --------    --------

Cash flows from operating activities:
  Net loss                                                               $(18,009)   $(30,700)
Adjustments to reconcile net loss to cash
  used in operating activities:
    Common stock for services                                               1,000
Changes in assets and liabilities:
  Accounts receivable                                                        --       (50,482)
  Accounts payable                                                         (8,412)     42,082
  Accrued expenses                                                         15,000      16,500
                                                                         --------    --------

Net cash used in operating activities                                     (10,421)    (22,600)
                                                                         --------    --------

Cash flows from financing activities:
  Proceeds from loans payable - related party                              10,421      22,500
                                                                         --------    --------

Net decrease in cash                                                         --          (100)
  Cash, beginning of period                                                  --           100
                                                                         --------    --------
  Cash, end of period                                                    $   --      $   --
                                                                         ========    ========

Supplemental information:
  Income taxes paid                                                      $   --      $   --
  Interest paid                                                          $   --      $   --


                             ONLINE PROCESSING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1: PRESENTATION

The balance sheet of Online Processing, Inc. ("Online") as of March 31, 2004, the related statements of operations for the three months ended March 31, 2004 and the statements of cash flows for the three months ended March 31, 2004 included in the financial statements have been prepared by Online without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Online's financial position and results of operations. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in Online's December 31, 2003 Form 10-KSB.

On January 21, 2004, we agreed to sell all of the stock of our wholly owned subsidiary, Communication Field Services, Inc., a Nevada corporation ("CFS"), to Roger Henley, our former Chief Executive Officer, in consideration for 2,934,000 of the 3,260,000 shares of our common stock which he owned. We have canceled these shares as of March 31, 2004.

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

Overview

On February 28, 2003, we completed a Share Exchange (the "Share Exchange ") with Communication Field Services, Inc. ("CFS"), a Nevada corporation formed for the purpose of providing installation, maintenance and servicing of communication technologies. As a result of the Share Exchange, CFS became our wholly owned subsidiary. Prior to the Share Exchange, we were in the business of providing Internet based mortgage loan processing to mortgage brokers. We no longer provide such loan processing. You should consider the foregoing factors when reading the discussion below.

In March 2003, the company decided to cease commercial operations in CFS due our inability to secure funding needed to operate the business of CFS. On January 21, 2004, we agreed to sell all of the stock of our wholly owned subsidiary, Communication Field Services, Inc., a Nevada corporation ("CFS"), to Roger Henley, our former Chief Executive Officer, in consideration for 2,934,000 of the 3,260,000 shares of our common stock which he owned.

Online Processing, Inc. is in the process of reviewing several new business opportunities with the intention to maximize shareholders' interest. The Company is looking at possible business acquisitions in North America and internationally.


RESULTS FOR THE FISCAL QUARTER ENDED March 31, 2004

Our fiscal quarter ended on March 31, 2004. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended March 31, 2004, was $0. Revenues for the three months ended March 31, 2003 were $93,276.

EXPENSES. Total expenses for the three months ended March 31, 2004, were $18,009. Expenses for the three months ended March 31, 2003 were $123,976.

Expenses related primarily to the need to maintain our status as a public company. Other expenses related to general and administrative expenses related to our operations.

LIQUIDITY AND CAPITAL RESOURCES. We posted a net loss of $18,009 for the three months ended March 31, 2004.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

         We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were adequate.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

On January 21, 2004, we agreed to sell all of the stock of our wholly owned subsidiary, Communication Field Services, Inc., a Nevada corporation ("CFS"), to Roger Henley, our former Chief Executive Officer, in consideration for 2,934,000 of the 3,260,000 shares of our common stock which he owned. Previously, on June 24, 2003, we had accepted the resignation of Mr. Henley as our Chief Executive Officer, President and Chief Financial Officer and as a director of Online Processing, Inc. Prior to Mr. Henley's resignation, we ceased commercial operations at CFS due to our inability to secure funding needed to operate the business of CFS.

We are currently in the process of reviewing several new business opportunities with the intention to maximize shareholders' interest. We are looking at possible business acquisitions in North America and internationally. At the date of this current report, no definitive agreement has been reached with any acquisition candidates.

In conjunction with the sale of our wholly owned subsidiary, CFS, we moved our corporate offices to 750 East Interstate 30, Suite 100, Rockwall, Texas 75087. Our corporate facilities are shared with an unrelated company, which includes the use of telephones, equipment and the internet.

On January 21, 2004, Online Processing, Inc. accepted the resignation of Peter Bowthorpe as its Chief Executive Officer, President and Chief Financial Officer and as a member of our Board of Directors, effective immediately. In conjunction with the sale of CFS, Mr. Bowthrope has chosen to pursue other interests.

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

2.01* Sale of Communication Field Services to Roger Henley and Resignation of Peter Bowthrope, filed as Form 8-K dated January 21, 2004.


        Exhibit No.             Document

           31.1 Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act.

           32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Previously filed on Form 8-K, dated January 21, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 26, 2004                          ONLINE PROCESSING, INC.

                                            By: /s/ Terri Wonderly
                                                -------------------
                                                    Terri Wonderly,
                                                    Chief Executive Officer
                                                    and Chief Financial Officer

                                                                      Exhibit 31
CERTIFICATION

I, Terri Wonderly, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Online Processing, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


Date: May 26, 2004

/s/ Terri Wonderly
    --------------
    Terri Wonderly
    Chief Executive Officer
    and Chief Financial Officer

                                                                      Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Online Processing, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Terri Wonderly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Terri Wonderly
    ---------------
    Terri Wonderly
    Chief Executive Officer
    and Chief Financial Officer


May 26, 2004