Form 10QSB
period 2004-06-30
ONLINE PROCESSING INC
filed 2004-08-23
CIK 1158722

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                  --------------------------------------------

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________to_______

Commission file number_____________

                             Online Processing, Inc.
                             -----------------------
              (Exact name of small business issuer in its charter)


              Nevada                                        22-3774845
              ------                                        ----------
   (State or other jurisdiction of                      (I.R.S.  Employer
    incorporation or organization)                       Identification No.)

750 East Interstate 30, Suite 100, Rockwall, Texas            75087
--------------------------------------------------            -----
  (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number    972-771-2305
                             ------------

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

         Transitional Small Business Disclosure Format (check one): ___  ___




                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                             ONLINE PROCESSING, INC.
                                  BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)

                                     ASSETS

                                                                           $    --
                                                                           =========


                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                             6,030
  Accrued expenses                                                            50,000
  Loans payable                                                               10,656
                                                                           ---------
    Total current liabilities                                                 66,686

Commitments

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 25,000,000 shares authorized, 9,769,900
    shares issued and outstanding                                              9,770
Additional paid in capital                                                   225,655
Accumulated deficit                                                         (302,111)
                                                                           ---------
  Total Stockholders' Deficit                                                (66,686)
                                                                           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $    --
                                                                           =========





                             ONLINE PROCESSING, INC.
                             STATEMENT OF OPERATIONS
                Three and Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                              Three Months Ended              Six Months Ended
                                                   June 30 ,                      June 30,
                                            2004            2003            2004            2003
                                       ------------    ------------    ------------    ------------

Revenue                                $       --      $       --      $       --      $     93,276

Operating expenses:
  Contract labor                                                                             69,956
  Salaries                                                                                   37,500
  Other general and administrative            3,940         182,710          21,949         199,230
                                       ------------    ------------    ------------    ------------
                                              3,940         182,710          21,949         199,230
                                       ------------    ------------    ------------    ------------

Net loss                               $     (3,940)   $   (182,710)   $    (21,949)   $   (213,410)
                                       ============    ============    ============    ============

Net loss per share:
  Basic and diluted                    $      (0.00)   $      (0.01)   $      (0.00)   $      (0.02)
                                       ============    ============    ============    ============

Weighted average shares outstanding:
  Basic and diluted                       9,769,900      12,603,900      11,186,942      12,015,888
                                       ------------    ------------    ------------    ------------

                             ONLINE PROCESSING, INC.
                             STATEMENT OF CASH FLOWS
                     Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)


                                                           2004         2003
                                                         ---------    ---------
Cash flows from operating activities:
  Net loss                                               $ (21,949)   $(213,410)
Adjustments to reconcile net loss to cash
  used in operating activities:
    Bad debt                                                            167,220
Changes in assets and liabilities:
  Accounts receivable                                         --        (50,369)
  Accounts payable                                           4,065       42,082
  Accrued expenses                                          15,000       26,837
                                                         ---------    ---------

Net cash used in operating activities                       (2,884)     (27,640)
                                                         ---------    ---------

Cash flows from financing activities:
  Proceeds from loans payable - related party                2,884       27,540
                                                         ---------    ---------

Net decrease in cash                                          --           (100)
  Cash, beginning of period                                   --            100
                                                         ---------    ---------
  Cash, end of period                                    $    --      $    --
                                                         =========    =========

Supplemental information:
  Income taxes paid                                      $    --      $    --
  Interest paid                                          $    --      $    --

                             ONLINE PROCESSING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1:   PRESENTATION

The balance sheet of Online Processing, Inc. ("Online") as of June 30, 2004, the related statements of operations for the three and six months ended June 30, 2004 and the statements of cash flows for the three and six months ended June 30, 2004 included in the financial statements have been prepared by Online without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Online's financial position and results of operations. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in Online's December 31, 2003 Form 10-KSB.

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

Online Processing, Inc. is in the process of reviewing several new business opportunities with the intention to maximize shareholders'interest. The Company is looking at possible business acquisitions in North America and internationally.


RESULTS FOR THE FISCAL QUARTER ENDED June 30, 2004

Our fiscal quarter ended on June 30, 2004. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended June 30, 2004 and 2003 was $0 for both periods. Revenues for the six months ended June 30, 2004 and 2003 were $0 and $93,276 respectively.

EXPENSES. Total expenses for the three months ended June 30, 2004 and 2003 were $3,940 and $182,710 respectively. Expenses for the six months ended June 30, 2004 and 2003 were $21,949 and $199,230 respectively.

The weighted average shares outstanding decreased due to the canceling of common stock related to our ceasing operations in CFS as described in the previous section.

Expenses were related primarily to the need to maintain our status as a public company. Other expenses related to general and administrative expenses related to our operations.

LIQUIDITY AND CAPITAL RESOURCES. We posted a net loss of $3,940 and $21,949 for the three months ended March 31, 2004 and 2003 respectively and posted a net loss of $30,700 and $213,410 for the six months ended June 30, 2004 and 2003 respectively.

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


Date: August 19, 2004            ONLINE PROCESSING, INC.

                              By: /s/ Terri Wonderly
                                  -------------------
                                      Terri Wonderly,
                                      Chief Executive Officer
                                      and Chief Financial Officer

                                                                      Exhibit 31
CERTIFICATION
-------------


I, Terri Wonderly, certify that:

1. I have reviewed this annual report on Form 10-QSB of Online Processing, Inc.

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


Date: August 19, 2004

/s/ Terri Wonderly
------------------
Terri Wonderly
Chief Executive Officer and Chief Financial Officer

                                                                      Exhibit 32



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Online Processing, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Terri Wonderly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Terri Wonderly
------------------
    Terri Wonderly
    Chief Executive Officer and Chief Financial Officer
    August 19, 2004