Form 10QSB
period 2004-09-30
ONLINE PROCESSING INC
filed 2004-11-17
CIK 1158722

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to__________

Commission file number:  333-36522

                             Online Processing, Inc.
                             -----------------------
              (Exact name of small business issuer in its charter)


             Nevada                                      22-3774845
             ------                                      ----------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)




750 East Interstate 30, Suite 100, Rockwall, Texas    75087
--------------------------------------------------    -----
     (Address of principal executive offices)       (Zip Code)

Issuer's telephone number  972-771-2305
                           ------------

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No   .
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

         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date: As of November 1, 2004 the Company had 9,769,900 shares of voting Common Stock, $.001 par value issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
                                                                    ----  ----

                                          PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
                             ONLINE PROCESSING, INC.

                                 BALANCE SHEETS
                               September 30, 2004
                                   (Unaudited)


                                     ASSETS



                                                                            $0
                                                                 ==============




              LIABILITIES AND STOCKHOLDERS' EQUITY


 LIABILITIES
     Accounts payable                                                   $6,684
     Accrued expenses                                                   50,000
     Loan payable                                                       11,201
                                                                 --------------
     Total current liabilities                                         $67,885


 STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 25,000,000 authorized,
           9,769,900 shares issued and outstanding                       9,770
     Additional paid-in-capital                                        225,655
     Accumulated deficit                                              (303,310)
                                                                 --------------
         Total Stockholders' Equity                                    (67,885)
                                                                 --------------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $0
                                                                 ==============





                             ONLINE PROCESSING, INC.

                             STATEMENT OF OPERATIONS
               Three Months Ended September 30, 2004 and 2003, and
                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)


                                                  Three months    Three Months Nine Months   Nine Months
                                                      Ended         Ended         Ended          Ended
                                                  Sept 30, 2004 Sept 30, 2003 Sept 30, 2004 Sept 30, 2003
                                                  -------------------------------------------------------

 REVENUE:
     Income                                                  $0            $0            $0      $93,276


 OPERATING EXPENSE:
     Contract labor                                                                               69,956
     Salaries                                                                                     37,500
     General and administrative                           1,199        15,930        23,148      215,160
                                                  -------------------------------------------------------
     Total Operating Expense                              1,199        15,930        23,148      322,616


                                                  -------------------------------------------------------

 NET LOSS                                               ($1,199)     ($15,930)     ($23,148)   ($229,340)
                                                  =======================================================





 Loss per share - basic and diluted                      ($0.00)       ($0.00)       ($0.00)      ($0.02)
                                                  =======================================================


 Weighted average shares outstanding                  9,769,900    12,603,900     9,953,404   12,015,888
                                                  =======================================================

                             ONLINE PROCESSING, INC.

                             STATEMENT OF CASH FLOWS
                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)



                                                    Nine Months  Nine Months
                                                       Ended        Ended
                                                   Sept 30, 2004 Sept 30, 2003
                                                   ---------------------------
 Cash flows from financing activities:
     Net loss                                           ($23,148)   ($229,340)
     Items not requiring cash:
         Bad debt                                                     167,220
         Expenses paid by shareholder
     Changes in assets and liabilities:
         Accounts receivable                                          (50,369)
         Accounts payable                                 (3,273)      43,012
         Accrued expenses                                 15,000       41,837
                                                   ---------------------------
 Net cash used in operating activities                   (11,421)     (27,640)

 Cash flows from financing activities
     Proceeds from loans payable                          11,421       27,540

                                                   ---------------------------

 Net decrease in cash                                         $0        ($100)

 Cash, beginning of period                                11,423          100
                                                   ---------------------------

 Cash, end of period                                     $11,423           $0
                                                   ===========================




 Supplemental information:
 Income taxes paid                                            $0           $0
 Interest paid                                                $0           $0

                             ONLINE PROCESSING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1: PRESENTATION

The balance sheet of Online Processing, Inc. ("Online") as of September 30, 2004, the related statements of operations for the three and nine months ended September 30, 2004 and the statements of cash flows for the three and nine months ended September 30, 2004 included in the financial statements have been prepared by Online without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Online's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in Online's December 31, 2003 Form 10-KSB.

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


RESULTS FOR THE FISCAL QUARTER ENDED September 30, 2004

Our fiscal quarter ended on September 30, 2004. Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended September 30, 2004 and 2003 was $0 for both periods. Revenues for the nine months ended September 30, 2004 and 2003 were $0 and $93,276 respectively.

EXPENSES. Total expenses for the three months ended September 30, 2004 and 2003 were $1,199 and $15,930 respectively. Expenses for the nine months ended September 30, 2004 and 2003 were $23,148 and $229,340 respectively.

The weighted average shares outstanding decreased due to the canceling of common stock related to our ceasing operations in CFS as described in the previous section.

Expenses were related primarily to the need to maintain our status as a public company. Other expenses related to general and administrative expenses related to our operations.

LIQUIDITY AND CAPITAL RESOURCES. We posted a net loss of $1,199 and $15,930 for the three months ended September 30, 2004 and 2003 respectively and posted a net loss of $23,148 and $229,340 for the nine months ended September 30, 2004 and 2003 respectively.

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

(a)   The following exhibits are filed as part of thi
              report.

     Exhibit No.                     Document

        31.1 Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act.

        32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   The following Report on Form 8-K was filed on August 23, 2004:

           Change in Registrant's Certifying Accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: October 29, 2004                    ONLINE PROCESSING, INC.

                                          By: /s/ Terri Wonderly,
                                              --------------------------------
                                                  Terri Wonderly
                                                  Chief Executive Officer
                                                   and Chief Financial Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


Date: October 29, 2004

/s/ Terri Wonderly
-------------------
Terri Wonderly
Chief Executive Officer and Chief Financial Officer

                                                                      Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Online Processing, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Terri Wonderly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Terri Wonderly
-------------------
Terri Wonderly
Chief Executive Officer and Chief Financial Officer
October 29, 2004