Form 10KSB
period 2004-12-31
ONLINE PROCESSING INC
filed 2005-04-19
CIK 1158722

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2004

ONLINE PROCESSING, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-69270	22-3774845
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

750 East Interstate 30, Suite 100, Rockwell, Texas 75087

(Address of principal executive offices (zip code))

972-771-2305

(Registrant’s telephone number, including area code)

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

X Yes	___ NO

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2004:

Shares of common stock outstanding at December 31, 2004:  9,779,900

PART I.

ITEM 1.

DESCRIPTION OF BUSINESS

On February 28, 2003, we completed a Share Exchange (the "Share Exchange ") with Communication Field Services, Inc. (“CFS”), a Nevada corporation formed for the purpose of providing installation, maintenance and servicing of communication technologies.  As a result of the Share Exchange, CFS became our wholly owned subsidiary.  Prior to the Share Exchange, we were in the business of providing Internet based mortgage loan processing to mortgage brokers.  We no longer provide such loan processing.   You should consider the foregoing factors when reading the discussion below.

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

ITEM 2.

DESCRIPTION OF PROPERTY

During 2004, the Company's corporate offices were located at 750 East Interstate 30, Suite 100, Rockwall, Texas 75087. The Company shares these corporate facilities with an unrelated company, which includes the use of telephones, equipment and the internet for $500 per month.

ITEM  3.

LEGAL PROCEEDINGS

The company is not involved in any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote to the security holders during 2004.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Common Stock is currently quoted on the OTC Bulletin Board under the symbol “OLPC.”

The following table sets forth the quarterly high and low bid prices for the Common Stock for 2004.  The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal 2004	High	Low
First Quarter	$0.35	$0.20
Second Quarter	$0.39	$0.20
Third Quarter	$0.25	$0.25
Fourth Quarter	$1.01	$0.25

Shareholders

As of December 31, 2004, there were approximately 100 record holders of the Common Stock. This number excludes any estimate by the Company of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

The Company has not paid cash dividends on any class of common equity since formation and the Company does not anticipate paying any dividends on its outstanding common stock in the foreseeable future.

Warrants

The Company has no warrants outstanding.

ITEM 6

MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2004

On January 21, 2004, we agreed to sell all of the stock of our wholly owned subsidiary, Communication Field Services, Inc., a Nevada corporation ("CFS"), to Roger Henley, our former Chief Executive Officer, in consideration for 2,934,000 of the 3,260,000 shares of our common stock which he owned.   Previously, on June 24, 2003, we had accepted the resignation of Mr. Henley as our Chief Executive Officer, President and Chief Financial Officer and as a director of Online Processing, Inc.   Prior to Mr. Henley’s resignation, we ceased commercial operations at CFS due to our inability to secure funding needed to operate the business of CFS.

On January 21, 2004, Online Processing, Inc. accepted the resignation of Peter Bowthorpe as its Chief Executive Officer, President and Chief Financial Officer and as a member of our Board of Directors, effective immediately. In conjunction with the sale of CFS, Mr. Bowthrope has chosen to pursue other interests. The Board of Directors designated Terri Wonderly, as our Chief Executive Officer and Chief Financial Officer until the Board designates her successor.   On July 6, 2004, our Board of Directors was expanded to two members and the Board elected Michael Kamps as director.

On July 9, 2004, Terri Wonderly exercised her right to require Online  Processing to purchase  410,000 shares of our common stock for $250,000  pursuant to that certain Option  Agreement  dated February  28,  2003,  between  herself  and  Online  Processing.   Since  Online Processing  did not have  sufficient  funds  available to honor our obligations  under the Option  Agreement,  we have informed Ms.  Wonderly of our default. Payment of our obligations under the Option Agreement was secured by the shares of certain of our  shareholders who received shares pursuant to our share exchange with  Communications  Field  Services,  Inc. also on February 28, 2003. Under the terms of a Stock Pledge  Agreement dated February 28, 2003 and amended on January 21, 2004, between these "Pledgors" and Ms. Wonderly, our inability to purchase Ms. Wonderly's  shares pursuant to the Option Agreement  constitutes an event of default.  Under the terms of an Escrow Agreement,  also dated February 28, 2003 and amended on January 21, 2004, between Ms. Wonderly, the Pledgors and us, in the event of a default,  Ms.  Wonderly may  authorize the escrow agent to transfer all of the Pledgors' shares to Ms. Wonderly.   As such, Ms. Wonderly directed the escrow agent to transfer the pledged shares to her on July 15,  2004.   Following  the  transfer of the  pledged  shares to Ms.  Wonderly, she owns 8,281,000 of 9,779,900 outstanding shares of Online Processing or 84.67%.

We are currently in the process of reviewing several new business opportunities with the intention to maximize shareholders’ interest. We are looking at possible business acquisitions in North America and internationally.  At the date of this current report, no definitive agreement has been reached with any acquisition candidates.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2004

Net revenues for the year ended December 31, 2004 decreased by $93,276 to $ -0- from $93,276 for the corresponding period of the prior year.

Total expenses for the year ended December 31, 2004 decreased by $311,511 to $24,476 from $336,047 for the corresponding period of the prior year.  The decrease is attributable to the discontinuance of the operation of our subsidiary and our only expenses were to maintain our status as a public company and general and administrative expenses related to that.

Net loss for the year ended December 31, 2004 decreased by $218,295 to $24,476 from $242,771 for the corresponding period of the prior year.

We were unable to generated sufficient funds from our operations to finance our expenses so relied upon shareholders to fund the expenses of the Company.  As a result, we are contemplating an acquisition of an ongoing business to increase the value to our shareholders.

Subsequent Events

In July  2004, pursuant to the escrow agreement and option agreement signed upon the acquisition of Communication Field Services, Inc., we removed 7,866,000 shares of  Online from Escrow and transferred them to Terri Wonderly, our President.

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of Lopez, Blevins, Bork & Associates, LLP appear on pages F-1 through F-7 of this report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

Malone & Bailey, PLLC was the  auditor for the Company for the year ended December 31, 2003.  For the year ended  December 31, 2004,  we engaged  Lopez, Blevins, Bork & Associates, LLP.  We had no disagreements with Malone & Bailey, PLLC on accounting or financial  disclosure  issues and filed an 8-K in August 2004 to disclose the change in auditors.  We have had no  disagreements with Malone & Bailey, PLLC on accounting or financial disclosure issues.

ITEM 8A.

CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b)

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART III.

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of December 31, 2004, the following persons serve as directors and officers of the Company.

Terri Wonderly	Chief Executive Officer, President, Chief Financial Officer and Director
Michael Kamps	Director

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

On July 6, 2004, our Board of Directors was expanded to two members and the Board elected Michael Kamps as director.  Mr. Kamps graduated from Texas A&M University, College Station Texas in 1979 and has since been involved in many aspects of the financial and real estate industries.  Mr. Kamps holds numerous licenses and certifications, including that of Certified Public Accountant, and licensed Real Estate and Insurance agent.  Mr. Kamps has been a mortgage loan broker since 1986.  Since July 1996, Mr.  Kamps has been President of Heritage Funding Company, LLC, and a full service mortgage brokerage firm. As of January 2000, the State of Texas requires mortgage loan officers and brokers to be licensed; Mr. Kamps is licensed as a Mortgage Broker.

ITEM 10.

EXECUTIVE COMPENSATION

No compensation was paid in 2004.

ITEM 11.

SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2004, the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

NAME AND ADDRESS	AMOUNT BENEFICIALLY OWNED*	PERCENT OF CLASS
Terri Wonderly 750 East Interstate 30, Suite 100 Rockwall, Texas 75087	8,281,000	84.67%

All directors and officers as a group (2 persons)	8,281,000	84.67%

*	Unless otherwise indicated such person is the sole beneficial owner of the shares set forth opposite his name.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

None.

ITEM 13.

EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Public Accountant

Balance Sheet as of December 31, 2004

Statement of Operations - Twelve Months Ending December 31, 2004 and 2003

Statement of Stockholders Equity - Twelve Months Ending December 31, 2004 and 2003

Statement of Cash Flows - Twelve Months Ending December 31, 2004 and 2003

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

2.04*

Resignation of Roger Henley, filed as Form 8-K dated June 24, 2003.

2.05*

Sale of Communication Field Services to Roger Henley and Resignation of Peter Bowthrope, filed as Form 8-K dated January 21, 2004.

2.06*    Form 8-K filed July 20, 2004 - Change in Control pursuant to return of Shares pursuant to the Escrow as part of the Share Exchange Agreement, entered into as of February 28, 2003, among Online Processing, Inc. and the owners of record of all of the issued and outstanding stock of Communication  Field  Services,  Inc., which was originally files, together with the exhibits thereto, on a Form 8-K dated March 10, 2003.

2.07*

Changes in Auditors, filed as Form 8-K/A dated August 23, 2004

(c)

Exhibits

31

Certification

32

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO and CFO

*

Previously filed on Form 8-Ks, dated February 10, 2003; Form 8-K dated March 10, 2003; Form 8-K dated June 23, 2003; Form 8-K dated June 24, 2003; Form 8-K dated January 21, 2004; Form 8-K dated July 20, 2004; and Form 8-K dated August 23, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditores, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were $6,200 and $6,000, respectively.

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

ONLINE PROCESSING, INC.

By:

/s/  Terri Wonderly

Terri Wonderly

Chief Executive Officer & Chief Financial Officer

Dated:  April 9 , 2005

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

  Online Processing, Inc.

  Rockwall, Texas

We have audited the accompanying consolidated balance sheet of Online Processing, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Processing, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred losses of $24,476 and $242,771, in 2004 and 2003, respectively.  The Company will require additional working capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  This condition raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 2.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/  Lopez, Blevins, Bork & Associates, LLP

Lopez, Blevins, Bork & Associates, LLP

Houston, Texas

April 11, 2005

ONLINE PROCESSING, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2004

ASSETS

$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$ 2,090
Accrued expenses – non-related party	11,630
Loans payable – non-related party	55,493
Total current liabilities	69,213

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 9,769,900 shares issued and outstanding	9,770
Paid in capital	225,655
Accumulated deficit	(304,638)
Total Stockholders’ Deficit	(69,213)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -

See accompanying summary of accounting policies

and notes to financial statements.

ONLINE PROCESSING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004 and 2003

	Year Ended December 31,	Year Ended December 31,
	2004	2003

Revenue	$ -	$ 93,276

Operating expenses:
Contract labor	-	69,956
Salaries	-	37,500
Other general and administrative	24,476	228,591
	24,476	336,047

Net loss	$ (24,476)	$ (242,771)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.02)

Weighted average shares outstanding:
Basic and diluted	9,950,081	12,312,311

See accompanying summary of accounting policies

and notes to financial statements.

ONLINE PROCESSING, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

Years ended December 31, 2004 and 2003

	Common stock		Additional paid in capital	Accumulated deficit	Total
	Shares	Amount
Balance, December 31, 2002	10,800,000	$ 10,800	$ -	$ (35,587)	$ (24,787)
Issuance of common stock in connection with recapitalization	1,803,900	1,804	-	(1,804)
Net loss	-	-	-	(242,771)	(242,711)
Balance, December 31, 2003	12,603,900	12,604	-	(280,162)	(267,558)
Cancellation of common stock in connection with sale of subsidiary	(2,934,000)	(2,934)	224,755	-	221,821
Issuance of common stock for services	100,000	100	900	-	1,000
Net loss	-	-	-	(24,476)	(24,476)
Balance, December 31, 2004	9,779,900	$ 9,770	$ 225,655	$ (304,638)	$ (69,213)

See accompanying summary of accounting policies

and notes to financial statements.

ONLINE PROCESSING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004 and 2003

	Year Ended December 31,	Year Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$ (24,476)	$ (242,771)
Adjustments to reconcile net loss to cash used in operating activities:
Common stock issued for services	1,000	-
Changes in assets and liabilities:
Accounts receivable	-	116,851
Accounts payable	2,632	(118,230)
Accounts payable – related party	(163,040)	150,720
Accrued expenses	15,000	35,000
Accrued expenses – related party	(33,000)	33,000
Net cash provided by (used in) operating activities	(201,884)	(25,430)

Cash flows from investing activities:
Benefit from sale of subsidiary	221,821	-

Cash flows from financing activities:
Proceeds from note payable – non-related party	5,103
Proceeds from note payable – related party	25,040	25,330
Net cash provided by financing activities	(19,937)	25,330

Net increase in cash	-	(100)
Cash, beginning of period	-	100
Cash, end of period	$ -	$ -

Supplemental information:
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -

See accompanying summary of accounting policies

and notes to financial statements.

ONLINE PROCESSING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business.  At the beginning of 2004, through our wholly owned subsidiary Communication Field Services, Inc. (CFS), we were in the business of providing installation, maintenance and servicing of communication technologies.  On January 21, 2004, we agreed to sell all of the stock of our wholly owned subsidiary, Communication Field Services, Inc., a Nevada corporation ("CFS"), to Roger Henley, our former Chief Executive Officer, in consideration for 2,934,000 of the 3,260,000 shares of our common stock which he owned. The 2,934,000 shares were cancelled back to treasury.

Online Processing, Inc. (“Online”) is in the process of reviewing several new business opportunities with the intention to maximize shareholders' interest.  The Company is looking at possible business acquisitions in North America and internationally.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivables and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

Recent Accounting Pronouncements

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the third quarter of the fiscal year ending December 31, 2005. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the year ended December 31, 2004, Online incurred losses totaling $304,638.  The company will still require additional working capital to develop its business operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the company be unable to continue as a going concern.

NOTE 3 - INCOME TAXES

The Company has not yet realized income as of the date of this report, no provision for income taxes have been made.  At December 31, 2004 a deferred tax asset has not been recorded due to the company’s limited history to provide income to use the net operating loss carryover of approximately $291,000 that expires in years 2022 through  2024.

NOTE 4 - STOCKHOLDERS' DEFICIT

Common Stock:

The Company is authorized to issue 25,000,000 common shares of stock at a par value of $0.001 per share.  These shares have full voting rights.  The company has not paid a dividend to its shareholders.

On February 28, 2003, the Company issued 10,800,000 shares of common stock to its to acquire Communication Field Services, Inc. ("CFS").  As a result of the CFS Exchange Transaction, CFS has become a wholly-owned subsidiary of the Company and the shareholders of CFS own the majority of the voting stock of the Company.  In accordance with the Agreement, the following events occurred:

As part of the acquisition of CFS, Terri Wonderly, the majority shareholder and sole officer and director of the  Company  prior to the share  exchange,  cancelled  back to the Company 1,990,000 shares of the Company's Common Stock.

On January 21, 2004, we agreed to sell all of the stock of our wholly owned subsidiary, Communication Field Services, Inc., a Nevada corporation ("CFS"), to Roger Henley, our former Chief Executive Officer, in consideration for 2,934,000 of the 3,260,000 shares of our common stock which he owned. The 2,934,000 shares were cancelled back to treasury.

As part of the acquisition, Terri Wonderly had all the stock held in escrow subject to CFS completing the ‘Put option’ that Terri Wonderly had with CFS which has expired. As a result, Terri Wonderly received back 7,866,000 shares of common stock and is now its largest shareholder.

8