Form 10QSB
period 2005-03-31
ONLINE PROCESSING INC
filed 2005-05-27
CIK 1158722

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT

TO THE 1934 ACT REPORTING REQUIREMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2005

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

Commission file number____________________________________________________

         Online Processing, Inc

 (Exact  name of small business issuer in its charter)

Nevada	22-3774845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer

750 East Interstate 30, Suite 100, Rockwall, Texas      75087

       (Address of principal executive offices)                         (Zip Code)

Issuer’s telephone number    972-771-3863

Check whether  the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes_X__.  No____.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ___________   No ______________

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s class of common equity, as of the last practicable date: As of March 31, 2005 the Company had 9,779,900 shares of voting Common Stock, $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format (check one): ________     _______

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

  ONLINE PROCESSING, INC.

BALANCE SHEET

March 31, 2005

(Unaudited)

ASSETS

$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$ 3,840
Accrued expenses – non-related party	11,630
Loans payable – non-related party	55,493
Total current liabilities	70,963

Commitments

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 9,779,900 shares issued and outstanding	9,780
Additional paid in capital	225,645
Accumulated deficit	(306,388)
Total Stockholders’ Deficit	(70,963)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -

ONLINE PROCESSING, INC.

STATEMENT OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

 (Unaudited)

	2005	2004

Revenue	$ -	$ -

Operating expenses:
Other general and administrative	1,750	18,009
	1,750	18,009

Net loss	$ (1,750)	$ (18,009)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	9,779,900	10,379,944

ONLINE PROCESSING, INC.

STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004

 (Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$ (1,750)	$ (18,009)
Adjustments to reconcile net loss to cash used in operating activities:
Common stock for services	-	1,000
Changes in assets and liabilities:
Accounts payable	1,750	(8,412)
Accrued expenses	-	15,000
Net cash used in operating activities	-	(10,421)

Cash flows from financing activities:
Proceeds from loans payable – related party	-	10,421

Net decrease in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$ -	$ -

Supplemental information:
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -

ONLINE PROCESSING, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: PRESENTATION

The balance sheet of Online Processing, Inc. (“Online”) as of March 31, 2005, the related statements of operations for the three months ended March 31, 2005 and the statements of cash flows for the three months ended March 31, 2005 included in the financial statements have been prepared by Online without audit.  In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Online's financial position and results of operations.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in Online’s December 31, 2004 Form 10-KSB.

ITEM 2.  MANANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The company was unsuccessful in its business of providing installation, maintenance and servicing of communication technologies, and in March 2003, the company decided to cease commercial operations.

Online Processing, Inc. is in the process of reviewing several new business opportunities with the intention to maximize shareholders' interest. The Company is looking at possible business acquisitions in North America and internationally.

RESULTS FOR THE FISCAL QUARTER ENDED March 31, 2005

Our fiscal quarter ended on March 31, 2005.  Any reference to the end of the fiscal quarter refers to the end of the first fiscal quarter for the periods discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2005 and 2004, was $0.

EXPENSES. Total expenses for the three months ended March 31, 2005 and 2004, were $1,750 and $18,009 respectively.

Expenses related primarily to the need to maintain our status as a public company.   Other expenses related to general and administrative expenses related to our operations.

LIQUIDITY AND CAPITAL RESOURCES. We posted a net loss of $1,750 and $18,009 for the three months ended March 31, 2005 and 2004 respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2005

ONLINE PROCESSING, INC.

By:

/s/ Terri  Wonderly

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

b) evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date: May 9, 2005

/s/ Terri Wonderly

Terri Wonderly

Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Online Processing, Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Terri Wonderly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Terri Wonderly

Terri Wonderly

Chief Executive Officer and Chief Financial Officer

May 9, 2005