Form 10QSB
period 2005-06-30
ONLINE PROCESSING INC
filed 2005-08-12
CIK 1158722

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                  --------------------------------------------

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to___________________

Commission file number____________________________________________________

                             Online Processing, Inc
              (Exact name of small business issuer in its charter)


                 Nevada                                22-3774845
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                Identification No.)


            750 East Interstate 30, Suite 100, Rockwall, Texas 75087
            --------------------------------------------------------
              (Address of principal executive offices)    (Zip Code)

                     Issuer's telephone number 972-771-3863

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X.  No    .
    ---     ---


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___________ No
______________

         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date: As of July 31, 2005 the Company had 9,779,900 shares of voting Common Stock, $.001 par value issued and outstanding.

         Transitional Small Business Disclosure Format (check one): ____  ____




                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                             ONLINE PROCESSING, INC.
                                  BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

                                     ASSETS

                                                                           $    --
                                                                           =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                             4,983
  Accrued expenses - non-related party                                        11,630
  Loans payable - non-related party                                           58,699
                                                                           ---------
    Total current liabilities                                                 75,312
                                                                           ---------

Commitments

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 25,000,000 shares authorized, 9,779,900
    shares issued and outstanding                                              9,780
Additional paid in capital                                                   225,645
Accumulated deficit                                                         (310,737)
                                                                           ---------
  Total Stockholders' Deficit                                                (75,312)
                                                                           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $    --
                                                                           =========


                 See accompanying notes to financial statements




                             ONLINE PROCESSING, INC.
                             STATEMENT OF OPERATIONS
                Three and Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                        Three Months       Three       Six Months      Six Months
                                         June 2005        Months       June 2005       June 2004
                                                         June 2004
                                       ------------    ------------    ------------    ------------


Revenue                                $       --      $       --     $          --   $       --

Operating expenses:
  Other general and administrative            4,348           3,940           6,098          21,949
                                       ------------    ------------    ------------    ------------
                                              4,348           3,940           6,098          21,949
                                       ------------    ------------    ------------    ------------

Net loss                               $     (4,348)   $     (3,940)   $     (6,098)   $    (21,949)
                                       ============    ============    ============    ============

Net loss per share:
  Basic and diluted                    $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                       ============    ============    ============    ============

Weighted average shares outstanding:
  Basic and diluted                       9,779,900       9,779,900       9,779,900      11,186,942
                                       ============    ============    ============    ============



                 See accompanying notes to financial statements

                             ONLINE PROCESSING, INC.
                             STATEMENT OF CASH FLOWS
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)

                                               Six Months June   Six Months June
                                                    2005            2004
                                                  --------        --------

Cash flows from operating activities:
  Net loss                                        $ (6,098)       $(21,949)
Adjustments to reconcile net loss to cash
  used in operating activities:
Changes in assets and liabilities:
  Accounts payable                                   2,893           4,065
  Accrued expenses                                    --            15,000
                                                  --------        --------

Net cash used in operating activities               (3,205)         (2,884)
                                                  --------        --------

Cash flows from financing activities:
  Proceeds from loans payable - related party        3,205           2,884
                                                  --------        --------

Net decrease in cash                                  --              --
  Cash, beginning of period                           --              --
                                                  --------        --------
  Cash, end of period                             $   --          $   --
                                                  ========        ========

Supplemental information:
  Income taxes paid                               $   --          $   --
  Interest paid                                   $   --          $   --


                 See accompanying notes to financial statements

                             ONLINE PROCESSING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1: PRESENTATION

The balance sheet of Online Processing, Inc. ("Online") as of June 30, 2005, the related statements of operations for the three and six months ended June 30, 2005 and the statements of cash flows for the six months ended June 30, 2005 included in the financial statements have been prepared by Online without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Online's financial position and results of operations. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in Online's December 31, 2004 Form 10-KSB.

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


RESULTS FOR THE FISCAL QUARTER ENDED June 30, 2005

Our fiscal quarter ended on June 30, 2005. Any reference to the end of the fiscal quarter refers to the end of the second fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended June 30, 2005 and 2004, was $0.

EXPENSES. Total expenses for the three months ended June 30, 2005 and 2004, were $4,348 and $3,940 respectively and expenses for the six months ended June 30, 2005 and 2004, were $6,098 and $21,949 respectively.

Expenses related primarily to the need to maintain our status as a public company. Other expenses related to general and administrative expenses related to our operations.

LIQUIDITY AND CAPITAL RESOURCES. We posted a net loss of $4,348 and $3,940 for the three months ended June 30, 2005 and 2004 respectively and a net loss of $6,098 and $21,949 for the three months ended June 30, 2005 and 2004 respectively.

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


Date: July 27, 2005                      ONLINE PROCESSING, INC.


                                         By: /s/ Terri Wonderly
                                             -------------------------------
                                                 Terri Wonderly,
                                                 Chief Executive Officer
                                                 and Chief Financial Officer

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

     b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


Date: July 27, 2005

/s/ Terri Wonderly
-------------------
Terri Wonderly
Chief Executive Officer and Chief Financial Officer

                                                                      Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Online Processing, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Terri Wonderly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  Terri Wonderly
-------------------
Terri Wonderly
Chief Executive Officer and Chief Financial Officer
July 27, 2005