Form 10QSB
period 2005-09-30
ONLINE PROCESSING INC
filed 2005-11-14
CIK 1158722

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2005

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ______________________to_________________

Commission file number__________________________________________________

                             Online Processing, Inc.
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

Yes  X .  No    .
    ---      ---

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
         PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _____ No _____

         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date: As of September 30, 2005 we had 11,113,233 shares of voting Common Stock, $.001 par value issued and outstanding.

         Transitional Small Business Disclosure Format (check one): ____ ____





                         PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                                                     ONLINE PROCESSING, INC.
                                                         BALANCE SHEET
                                                      September 30, 2005
                                                          (Unaudited)

                                             ASSETS

TOTAL ASSETS                                                                $    --
                                                                            =========


                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                              7,660
  Accrued expenses - related party                                              9,190
  Accrued expenses                                                              2,440
  Loans payable - related party                                                57,526
                                                                            ---------
    Total current liabilities                                                  76,816
                                                                            ---------

Commitments

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 25,000,000 shares authorized, 11,113,233
    shares issued and outstanding                                              11,113
Less, subscription receivable                                                  (1,333)
Additional paid in capital                                                    757,645
Accumulated deficit                                                          (844,241)
                                                                            ---------
  Total Stockholders' Deficit                                                 (76,816)
                                                                            ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $    --
                                                                            =========


                 See accompanying notes to financial statements





                             ONLINE PROCESSING, INC.
                             STATEMENT OF OPERATIONS
             Three and Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                            Three Months         Three           Nine           Nine
                                           September 2005       Months          Months         Months
                                                               September      September      September
                                                                 2004            2005           2004
                                           ---------------   -----------    -----------    -----------


Revenue                                    $          --     $      --      $      --      $      --

Operating expenses:
  Other general and administrative                 533,505         1,199        539,603         23,148
                                           ---------------   -----------    -----------    -----------
                                                   533,505         1,199        539,603         23,148
                                           ---------------   -----------    -----------    -----------

Net loss                                   $      (533,505)  $    (1,199)   $  (539,603)   $   (23,148)
                                           ===============   ===========    ===========    ===========

Net loss per share:
  Basic and diluted                        $         (0.05)  $     (0.00)   $     (0.06)   $     (0.00)
                                           ===============   ===========    ===========    ===========

Weighted average shares outstanding:
  Basic and diluted                             10,204,808     9,769,900      9,922,057      9,953,404
                                           ===============   ===========    ===========    ===========



                 See accompanying notes to financial statements




                             ONLINE PROCESSING, INC.
                             STATEMENT OF CASH FLOWS
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                         Nine Months        Nine Months
                                                           Ended              Ended
                                                         September 2005    September 2004
                                                         --------------    --------------

Cash flows from operating activities:
  Net loss                                               $     (539,603)        $ (23,148)
Adjustments to reconcile net loss to cash
  used in operating activities:
   Stock issued for services                                    532,000              --
Changes in assets and liabilities:
  Accounts payable                                                5,570            (3,273)
  Loans payable - non-related party                               2,033            15,000
                                                         --------------    --------------

Net cash used in operating activities                                --           (11,481)
                                                         --------------    --------------

Cash flows from financing activities:
  Proceeds from loans payable - related party                        --            11,421
                                                         --------------    --------------

Net decrease in cash                                                 --                --
  Cash, beginning of period                                          --                --
                                                         --------------    --------------
  Cash, end of period                                    $           --    $           --
                                                         ==============    ==============

Supplemental information:
  Income taxes paid                                      $          --     $           --
  Interest paid                                          $          --     $           --



                 See accompanying notes to financial statements

                             ONLINE PROCESSING, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1: PRESENTATION

The balance sheet of Online Processing, Inc. ("Online") as of September 30, 2005, the related statements of operations for the three and nine months ended September 30, 2005 and the statements of cash flows for the nine months ended September 30, 2005 included in the financial statements have been prepared by Online without audit. In management's opinion, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly Online's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in Online's December 31, 2004 Form 10-KSB.

NOTE 2:  STOCK ISSUANCE

 During the third quarter of 2005, the Company issued 1,333,333 restricted shares of the Company's common stock at a purchase price of $0.001 per share to a Consultant that was engaged to assist the company with its ongoing search for a merger candidate. As of September 30, 2005 the $1,333 was not received from the Consultant resulting in a Subscription Receivable of $1,333. These shares were valued based on the market price for shares of our common stock at the time of issuance. As a result, these transactions resulted in the Company recording an additional operating expense of $532,000 as of September 30, 2005.

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

Overview

We were unsuccessful in its business of providing installation, maintenance and servicing of communication technologies, and in March 2003, we decided to cease commercial operations.

We recently entered into a Memorandum of Understanding to acquire Diguang International Holdings, Inc., a British Virgin Island's holding company, pursuant to a Share Exchange. Diguang, through its subsidiaries, specializes in the design, production and distribution of small to medium-sized LED and CCFL backlights and front lights for various thin film transistor liquid crystal displays and super-twisted nematic liquid crystal display applications. If the proposed transaction closes, Diguang would be considered as the accounting acquirer for purposes of financial reporting and, thus, Diguang's financial statements would be presented in future filings as the financial statements of the acquiring company. At present, however, due to the fact that definitive agreements have not been agreed to between us and Diguang, and the fact the conditions to closing in the Memorandum of Understanding have not yet been satisfied, we cannot guarantee that the proposed transaction will actually close. If the proposed transaction with Diguang does not close, we plan to again begin reviewing new business opportunities with the intention of maximizing shareholder value.

RESULTS FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2005

Our fiscal quarter ended on September 30, 2005. Any reference to the end of the fiscal quarter refers to the end of the third fiscal quarter for the periods discussed herein.

REVENUE. Revenue for the three months ended September 30, 2005 and 2004, was $0.

EXPENSES. Total expenses for the three months ended September 30, 2005 and 2004, were $533,505 and $1,199 respectively and expenses for the nine months ended September 30, 2005 and 2004, were $539,063 and $23,148 respectively.

Expenses related primarily to the need to maintain our status as a public company and our search for a merger candidate. Other expenses related to general and administrative expenses related to our operations.

LIQUIDITY AND CAPITAL RESOURCES. We posted a net loss of $533,505 and $1,199 for the three months ended September 30, 2005 and 2004 respectively and a net loss of $539,603 and $23,148 for the nine months ended September 30, 2005 and 2004 respectively.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a)  Unregistered Sales of Equity Securities

         i. In September 2005, we issued 1,333,333 restricted shares of our common stock to Chardan Capital, LLC, in exchange for Chardan's services in finding an operating company as a target company to enter into a Share Exchange with us. Chardan paid a total of $1,333.33 for the stock. All of the stock was subject to our right to repurchase it for the amount Chardan paid to acquire the stock if we consummated a business combination with an operating company that Chardan did not introduce to us. The sale of these securities was exempt from registration under Regulation 4 (2) on the grounds that they were offered in a private transaction involving fewer than 35 persons.

         ii. On September 28, 2005, in conjunction with Chardan, we entered into a Memorandum of Understanding to acquire Diguang International Holdings, Inc., a British Virgin Islands holding company. Although no definitive agreements have been signed, we are working closely with Chardan Capital and Diguang to complete the transactions contemplated under the Memorandum of Understanding. Pursuant to the Memorandum of Understanding, we intend to acquire Diguang in a reverse take over Transaction by virtue of a Share Exchange. Upon consummation of the

Transaction, we will change our name to Diguang. Simultaneously with the Transaction, we will cancel some of our previously issued shares and affect a 3 for 5 reverse stock split, leaving us with 1,143,000 shares issued and outstanding. Under the terms of the Share Exchange, Diguang will receive 18,250,000 shares of our common stock at the time of the Transaction (equal to 75.24% of the total issued and outstanding common stock of the post-Transaction company). Simultaneously, in a private placement, we intend to raise Funds in the amount of $12,000,000 in exchange for 2,400,000 of our common shares. At the close of the private placement, we will have 22,593,000 common shares issued and outstanding inclusive of all warrants and common stock compensation. The closing of the Transaction is subject to customary closing conditions, including that our Board of Directors approves the Share Exchange agreement and that we redomicile as a British Virgin Islands company by means of a merger into a wholly owned subsidiary. In addition, the closing is conditioned on successfully raising the Funds and the US GAAP financial audit of Diguang not resulting in any material (greater than 10%) differences between the financial condition disclosed to us in the MOU and the satisfactory results of additional legal and operational due diligence. If the closing conditions are satisfied or waived, the Transaction is expected to be effective before the end of the fourth quarter 2005. The Memorandum of Understanding provides for a breakup fee between the parties of $500,000 under certain conditions. We, along with Chardan will be required to pay Diguang, $500,000 if we are unable to complete the Transaction and Diguang's financial results are not more than 5% worse than disclosed in the Memorandum of Understanding. Similarly, if Diguang is unable to complete the Transaction or its financial condition is less favorable by more than 10%, it will be required to pay us and Chardan a total of $500,000. Chardan has agreed to indemnify us for our portion of the break-up fee if the break up is attributed to Chardan and us but is not a result of any action or inaction on our part. The shares that we intend to issue in the private placement disclosed herein will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The foregoing disclosure does not constitute an offer to sell or solicitation of an offer to buy our securities.


    (b)     Not applicable
    (c)     Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matter to a vote of our shareholders during the period ending September 30, 2005.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

2.1 Memorandum of Understanding (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 30,
         2005).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 14, 2005                       ONLINE PROCESSING, INC.


                                             By: /s/ Terri Wonderly
                                                 -------------------
                                                 Terri Wonderly
                                                 Chief Executive Officer
                                                 And Chief Financial Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


Date: November 14, 2005

/s/ Terri Wonderly
------------------
Terri Wonderly
Chief Executive Officer and Chief Financial Officer

                                                                      Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Online Processing, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Terri Wonderly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 14, 2005