Form 10KSB
period 2005-12-31
ONLINE PROCESSING INC
filed 2006-02-24
CIK 1158722

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the fiscal year ended December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the transition period from

Commission File Number: 333-69270

ONLINE PROCESSING, INC.
(Name of small business issuer in its charter)

Nevada	22-3774845
(State or Other Jurisdiction of Organization)	(IRS Employer Identification #)

750 East Interstate 30

Suite 100

Rockwell, Texas 75087

 (Address of principal executive offices, including zip code)

972-771-2305
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ X  ]   NO [   ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]   NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  X ]

The Company recorded $0 revenues for its most recent fiscal year ended December 31, 2005.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $5,806,895 as of December 31, 2005.

Number of shares outstanding of the registrant's class of common stock, as of December 31, 2005: 11,518,233

Documents Incorporated By Reference:           NONE

Transitional Small Business Disclosure Format: Yes [   ] No [ X ]

PART I.

ITEM 1.

DESCRIPTION OF BUSINESS

Online Processing Inc. was organized under the laws of the State of Nevada in 2000.  Our initial business was to provide Internet-based mortgage processing for mortgage brokers.  We were never able to achieve profitability in that business, so we began searching for operating companies to acquire in order to increase shareholder value.

In February 2003, through a share exchange, we acquired 100% of the issued and outstanding stock of Communication Field Services, Inc., a Nevada corporation engaged in the business of providing installation, maintenance and servicing of communication technologies.  Our plan was to secure additional financing to expand the CFS’ business, but we were unable to do so, and in March 2003, we decided to cease commercial operations in CFS.  On January 21, 2004, we agreed to sell all of the stock of CFS to Roger Henley, our former Chief Executive Officer, in consideration for 2,934,000 of the 3,260,000 shares of our common stock that he owned.

Thereafter we began the process of reviewing new business opportunities with the intention of maximizing shareholders' interest, looking at possible business acquisitions in North America and internationally. On January 10, 2006, we entered into a Share Exchange Agreement to acquire all of Diguang International Holdings, Ltd.’s issued and outstanding stock in exchange for 18,250,000 shares of our common stock.  Diguang was organized under the laws of the British Virgin Islands on July 27, 2004.  Provided certain conditions to closing are met, we expect to consummate the Share Exchange in the first or second quarter of 2006, or at such other time as the parties agree.  As a result of the Share Exchange, Diguang’s former shareholders will acquire an 80.8% interest in our common stock.  In the first quarter of 2006, we initiated a 3 for 5 reverse stock split of our common stock, which is one of the closing conditions to the Share Exchange; the split is effective as of February 22, 2006.  Upon effectiveness, we will have a new OTC Bulletin Board trading symbol, “ONLP”.

ITEM 2.

DESCRIPTION OF PROPERTY

During 2005, our corporate offices were located at 750 East Interstate 30, Suite 100, Rockwall, Texas 75087. We share these corporate facilities with an unrelated company, which includes the use of telephones, equipment and the internet for $500 per month.

ITEM  3.

LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 14, 2005, a majority of our shareholders (84.67%) consented, via written consent in lieu of a meeting, to split our stock 3 for 5.  On November 22, 2005 a majority of our shareholders (74.51%) consented, via written consent in lieu of a meeting, to allow us to convert into a British Virgin Islands corporation in connection with the closing of the  Share Exchange with Diguang.  However, at present in negotiations with Diguang, Diguang has stated that it may waive the condition that we redomicile to the British Virgin Islands at or prior to the closing of the Share Exchange.  As a result, following the close of the Share Exchange, we may remain as a Nevada corporation.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our Common Stock is currently quoted on the OTC Bulletin Board under the symbol “OLPC.” Upon effectiveness of the reverse split, February 22, 2006, our stock will trade under the new OTC Bulletin Board trading symbol, “ONLP.”

The following table sets forth the quarterly high and low bid prices for the Common Stock for 2005.  The prices set forth below represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal 2005	High Bid	Low Bid
First Quarter	$1.01	$0.20
Second Quarter	$1.01	$0.20
Third Quarter	$2.50	$0.25
Fourth Quarter	$3.25	$1.01

Shareholders

As of December 31, 2005, there were approximately 90 record holders of the Common Stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.

Dividends

We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding Common Stock in the foreseeable future.

Warrants

We do not have any outstanding warrants.

ITEM 6

MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2005

During 2005 we continued our search for operating companies to acquire to increase shareholder value. As part of this process, in September  2005,  we issued  1,333,333  restricted  shares of our common  stock to Chardan  Capital,  LLC, in exchange for  Chardan's  services in finding an operating  company as a target company to enter into a Share Exchange with us.  Chardan paid a total of $1,333.33 for the stock.  All of the stock was subject to our right to repurchase it for the amount Chardan paid to acquire the stock if we consummated a business combination with an operating company that Chardan did not introduce to us. The sale of these securities was exempt from registration under Section 4(2) of the Securities Act as an issuance not involving a public offering.

On September 28, 2005, in conjunction with Chardan, we entered into a Memorandum of Understanding to acquire Diguang International Holdings, Inc., a British Virgin Islands holding company.  On January 10, 2006, we entered into a Share Exchange Agreement with Diguang, pursuant to which we intend to acquire Diguang in a reverse take over transaction.  Upon consummation of the Share Exchange, we will change our name to Diguang International Development Co., Ltd.  One of the conditions to closing required us to affect a 3 for 5 reverse stock split; such split is effective as of February 22, 2006.  As a result of the stock split, we have 6,910,940 shares of common stock issued and outstanding.  Simultaneously  with  the Share Exchange,  we will cancel some of our previously issued shares,  leaving  us  with  1,943,000  shares  issued  and outstanding.  Under the terms of the Share Exchange, Diguang will receive 18,250,000 shares of our common stock.  Simultaneously, in a private placement, we intend to raise funds in the amount of $12,000,000 in exchange for 2,400,000 of our common shares. The closing of the Share Exchange is subject to customary  closing  conditions,  including our  Board of  Directors’  approval of the Share  Exchange  Agreement.  In recent negotiations with Diguang, Diguang has indicated that it may waive the requirement that we redomicile to the British Virgin Islands at or prior to closing.  In addition, the closing is conditioned on successfully raising the $12,000,000 and the US GAAP  financial  audit of Diguang not  resulting in any material  (greater than 10%)  differences  between the  financial  condition disclosed to us in the Memorandum of Understanding and the satisfactory  results of additional legal and operational  due diligence.  The Memorandum of Understanding provides for a breakup fee between the parties of $500,000 under  certain  conditions.  We, along with Chardan will be required to pay Diguang, $500,000 if we are unable to complete the Share Exchange and Diguang's financial results are not more than 5% worse than disclosed in the Memorandum of  Understanding.  Similarly, if Diguang is unable to complete the Share Exchange or its financial condition is less  favorable by more than 10%, it will be required to pay us and Chardan a total of  $500,000.  Chardan agreed to  indemnify  us for  our  portion  of the  break-up  fee  if the  break  up is attributed  to Chardan  and us but is not a result of any action or  inaction on our part. The shares that we intend to issue in the private placement disclosed herein will not be registered under the Securities Act and may not be offered or sold in the United States absent registration  or an applicable  exemption from the  registration  requirements of the Securities Act. The foregoing information has been disclosed herein as it is a material condition to the closing of the Share Exchange and should not be construed as an offer to sell or solicitation of an offer to buy our securities.  The securities to be sold in the private placement will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2004

Net revenues for the year ended December 31, 2005 were $0.  This was unchanged from our net revenues for the year ended December 31, 2004.

Total expenses for the year ended December 31, 2005 increased by approximately 1,640,000 to approximately 1,664,000 from approximately 24,000 for the corresponding period of the prior year.  The increase is attributable to mainly to the issuance of approximately 1,738,000 restricted shares of our common stock in issued for services in conjunction with our efforts to find an operating company and to assist with fund raising.

Net loss for the year ended December 31, 2005 decreased by roughly $1,640,000 to approximately $1,664,000 from roughly $24,000 for the corresponding period of the prior year.

We were unable to generate sufficient funds from our operations to finance our expenses so relied upon shareholders to fund the expenses of the Company.  As a result, on September 28, 2005, we entered into a Memorandum of Understanding to acquire Diguang International Holdings, Inc. to increase our shareholders value.

Subsequent Events

On January 10, 2006 we entered into a definitive Share Exchange Agreement to acquire Diguang International Holdings, Ltd., a British Virgin Islands company with operating subsidiaries in China, Hong Kong and the British Virgin Islands.  The closing of the Share Exchange remains contingent upon the satisfaction of a number of material conditions, and as a result, the closing of the Share Exchange has not yet occurred, and there has not yet been a change in control of the Company.  If the conditions to be satisfied are not fully met in a timely fashion, the Share Exchange and actions related thereto, as more fully described elsewhere in this filing,  may not occur.

Assuming the Share Exchange closes, Diguang will become our wholly owned subsidiary, and Diguang’s shareholders will own the majority of our voting stock.  To accomplish the Share Exchange, we will issue an aggregate of 18,250,000 shares of our common stock in exchange for all of Diguang’s issued and outstanding capital stock.  The shares to be issued to the Diguang stockholders will only be issued to accredited investors pursuant to a claim of exemption under Section 4(2) of the Securities Act of 1933, as amended, for issuances not involving a public offering. Although our shareholders were not required to approve the Share Exchange, a majority of our shareholders have approved it by written consent.  The foregoing summary description relating to the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Share Exchange Agreement as it was filed in a Current Report on Form 8-K that we filed with the SEC on January 17, 2006.

Pursuant to the terms of the Share Exchange Agreement, once the Share Exchange closes, Diguang’s officers and directors will be appointed as our officers and directors, and Terri Wonderly will resign as our President, CEO and sole director.

In October 2005, our Board of Directors and a majority of our shareholders approved a 3-for-5 reverse split of our common stock.  Prior to the reverse split we had 11,518,233 shares of Common Stock issued and outstanding.  The reverse split, which is effective as of February 22, 2006, causes us to have 6,910,940 shares of common stock issued and outstanding. In addition, prior to but in connection with the Share Exchange, Terri Wonderly, our CEO, will return to us for cancellation 4,967,940 of our Common Stock that she owns, and as a result, our total outstanding shares of Common Stock will be 1,943,000 immediately prior to the Share Exchange.

In addition to the stock issued in the Share Exchange, we have agreed to issue up to 6,000,000 shares of our Common Stock as Incentive Shares to specified individuals involved in Diguang’s management if it achieves specified after-tax profit targets for fiscal years 2006 through 2009.   The following number of shares will be available for issuance as Incentive Shares in the specified year: in 2006, 500,000 shares; in 2007, 1,500,000 shares; and in 2008 and 2009, 2,000,000 shares per year.

As a result of the Share Exchange, the Cancellation of Ms. Wonderly’s shares and the private placement, we will have 22,593,000 shares of Common Stock issued and outstanding.  Of that amount, Diguang’s shareholders will own 80.8%, with the balance held by investors in the private placement and those who held our shares prior to the Share Exchange, including Ms. Wonderly.

ITEM 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the independent auditors' report thereon of Lopez, Blevins, Bork & Associates, LLP appear on pages F-1 through F-7 of this report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.

ITEM 8A.

CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being July 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president along with our company's secretary.  Based upon that evaluation, our company's president along with our company's secretary concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and secretary as appropriate, to allow timely decisions regarding required disclosure.

(b)

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART III.

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of December 31, 2005, the following persons serve as our directors and officers.

Terri Wonderly                     Chief Executive Officer, President, Chief Financial Officer and Director

Terri Wonderly, CEO, President, CFO and director.  Ms. Wonderly was designated our Chief Executive Officer, Chief Financial Officer and sole Director on January 21, 2004.  Ms. Wonderly has more than nineteen years experience in the real estate industry working for mortgage companies, banks and title companies. She has performed various duties, including taking loan applications all the way thru processing, underwriting - including performing the physical and automated underwriting - preparing loan packages, physically closing loans, funding the loans and shipping the files to the funding sources.  Ms. Wonderly was an Underwriter and Senior Loan Specialist with Ameri-National Mortgage, Inc. from 1991 to 1996, an Underwriter and Closer at Columbian Bank and Trust in 1996, a Processor and Personnel Trainer at Universal Mortgage in 1997, a Loan Specialist at the Bank of Jacomo in 1998, a Processor and Personnel Trainer at Regional Investments in 1999, performed Database Maintenance for Chappell & Associates, Inc. in 2000, a Loan Processing Specialist for Discount Mortgage Source, Inc. from 2002 to the present.  Ms. Wonderly is a member of the National Association of Mortgage Brokers.

ITEM 10.

EXECUTIVE COMPENSATION

No compensation was paid in 2005.

ITEM 11.

SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2005, the following persons are known to us to own 5% or more of our voting stock:

	AMOUNT	PERCENT
Name and Address	BENEFICIALLY OWNED*	OF CLASS

Terri Wonderly 750 East Interstate 30, Suite 100 Rockwall, Texas 75087	8,281,000	71.89%

Chardan Capital, LLC 625 Broadway Suite 1111 San Diego, CA 92101	1,333,333	11.58%

All directors and officers	8,281,000	71.89%

     *    Unless otherwise indicated such person is the sole beneficial owner of the shares set forth opposite his name.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

On January 21, 2004, we agreed to sell all of the stock of CFS to Roger Henley, our former Chief Executive Officer, in consideration for 2,934,000 of the 3,260,000 shares of our common stock that he owned.

ITEM 13.

EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Public Accountant

Balance Sheet as of December 31, 2005

Statement of Operations - Twelve Months Ending December 31, 2005 and 2004

Statement of Stockholders Equity - Twelve Months Ending December 31, 2005 and 2004

Statement of Cash Flows - Twelve Months Ending December 31, 2005 and 2004

Notes to Financial Statements

(b) The company filed the following Form 8-Ks in 2004 and 2005.

2.01*

Sale of Communication Field Services to Roger Henley and Resignation of Peter Bowthrope, filed as Form 8-K dated January 21, 2004.

2.02*    Form 8-K filed July 20, 2004 - Change in Control pursuant to return of Shares pursuant to the Escrow as part of the Share Exchange Agreement, entered into as of February 28, 2003, among Online Processing, Inc. and the owners of record of all of the issued and outstanding stock of Communication  Field  Services,  Inc., which was originally files, together with the exhibits thereto, on a Form 8-K dated March 10, 2003.

2.03*

Changes in Auditors, filed as Form 8-K/A dated August 23, 2004.

2.04*

Resignation of Michael Kamps, filed as Form 8-K dated June 22, 2005.

2.05*

Memorandum of Understanding to acquire Diguang International Holdings, Inc., filed as Form 8-K dated September 30, 2005.

(c)

Exhibits

31

Certification

32

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – CEO and CFO

*

Previously filed on Form 8-Ks, Form 8-K dated January 21, 2004; Form 8-K dated July 20, 2004; Form 8-K dated August 23, 2004; Form 8-K dated June 22, 2005; and Form 8-K dated September 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditores, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were $5,400 and $6,200 respectively.

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

ONLINE PROCESSING, INC.

By:  /s/  Terri Wonderly

Terri Wonderly

Chief Executive Officer & Chief Financial Officer

Dated:  February  23,  2006

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 23, 2006

/s/  Terri Wonderly

Terri Wonderly

Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Online Processing, Inc. (the “Company”) on Form 10-KSB for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Terri Wonderly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Terri Wonderly

Terri Wonderly

Chief Executive Officer and Chief Financial Officer

February  23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

  Online Processing, Inc.

  Rockwall, Texas

We have audited the accompanying consolidated balance sheet of Online Processing, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Online Processing, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred losses of $1,659,433 and $24,476, in 2005 and 2004, respectively.  The Company will require additional working capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  This condition raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 2.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/  Lopez, Blevins, Bork & Associates, LLP

Lopez, Blevins, Bork & Associates, LLP

Houston, Texas

February 10, 2006

ONLINE PROCESSING, INC.

CONSOLIDATED BALANCE SHEET

December 31, 2005

ASSETS

Total assets	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$ 11,715
Accrued expenses – related party	9,190
Loans payable – related party	63,346
Total current liabilities	84,251

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 11,518,233 shares issued and outstanding	11,518
Additional paid in capital	1,875,050
Subscription receivable	(1,738)
Accumulated deficit	(1,969,081)
Total Stockholders’ Deficit	(84,251)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -

See accompanying summary of accounting policies

and notes to financial statements.

ONLINE PROCESSING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2005 and 2004

	Year Ended December 31,	Year Ended December 31,
	2005	2004

Revenue	$ -	$ -

Operating expenses:
Other general and administrative	1,664,433	24,476
Total operating expenses	1,664,433	24,476

Net loss	$ (1,664,433)	$ (24,476)

Net loss per share:
Basic and diluted	$ (0.16)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	10,328,534	9,950,081

See accompanying summary of accounting policies

and notes to financial statements.

ONLINE PROCESSING, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

Years ended December 31, 2005 and 2004

	Common stock		Additional paid in capital	Subscription receivable	Accumulated deficit	Total
	Shares	Amount
Balance, December 31, 2003	12,613,900	$ 12,614	$ -	$ -	$ (280,172)	$ (267,558)
Cancellation of common stock in connection with sale of subsidiary	(2,934,000)	(2,934)	224,755	-	-	221,821
Issuance of common stock for services	100,000	100	900	-	-	1,000
Net loss	-	-	-	-	(24,476)	(24,476)
Balance, December 31, 2004	9,779,900	9,780	225,655	-	(304,648)	(69,213)

Issuance of common stock for services and cash	1,738,333	1,738	1,649,395	(1,738)	-	1,649,395

Net loss	-	-	-	-	(1,664,433)	(1,664,433)

Balance, December 31, 2005	11,518,233	$ 11,518	$ 1,875,050	$ (1,738)	$ (1,969,081)	$ (84,251)

See accompanying summary of accounting policies

and notes to financial statements.

ONLINE PROCESSING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005 and 2004

	Year Ended December 31,	Year Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$ (1,664,433)	$ (24,476)
Adjustments to reconcile net loss to cash used in operating activities:
Common stock issued for services	1,649,395	1,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	7,185	(6,967)
Net cash used in operating activities	(7,853)	(30,443)

Cash flows from financing activities:
Proceeds from loan payable – related party, net	7,853	30,443
Net cash from financing activities	7,853	30,443

Net increase in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$ -	$ -

Supplemental information:
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -

Non cash transactions:
Issuance of stock for subscription receivable	$ (1,738)	$ -
Benefit from sale of subsidiary	$ -	$ 221,831

See accompanying summary of accounting policies

and notes to financial statements.

ONLINE PROCESSING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business.

Online Processing Inc. was organized under the laws of the State of Nevada in 2000.  Our initial business was to provide Internet-based mortgage processing for mortgage brokers.  We were never able to achieve profitability in that business, so we began searching for operating companies to acquire to increase shareholder value.

In February 2003, through a share exchange, we acquired 100% of the issued and outstanding stock of Communication Field Services, Inc. (“CFS”), a Nevada corporation engaged in the business of providing installation, maintenance and servicing of communication technologies.  Our plan was to secure additional financing to expand the CFS’ business, but we were unable to do so, and in March 2003, we decided to cease commercial operations in CFS.  On January 21, 2004, we agreed to sell all of the stock of CFS to Roger Henley, our former Chief Executive Officer, in consideration for 2,934,000 of the 3,260,000 shares of our common stock that he owned.

Thereafter we began the process of reviewing new business opportunities with the intention to maximize shareholders' interest, looking at possible business acquisitions in North America and internationally. On January 10, 2006 we entered into a Share Exchange Agreement to acquire all of Diguang International Holdings, Ltd.’s issued and outstanding stock in exchange for our common stock.  Diguang was organized under the laws of the British Virgin Islands on July 27, 2004.  We expect to consummate the Share Exchange in the first or second quarter of 2006, or at such other time as the parties agree.  As a result of the Share Exchange, Diguang’s former shareholders will acquire an 80.8% interest in our common stock.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform with the 2005 financial statement presentation.

Recent Accounting Pronouncements

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the first quarter of the fiscal year ending December 31, 2006. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.

NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

For the year ended December 31, 2005, Online incurred losses totaling $1,664,433.  The company will still require additional working capital to develop its business operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the classification of liabilities that might be necessary should the company be unable to continue as a going concern.

NOTE 3 - INCOME TAXES

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	December 31,	December 31,
	2005	2004
Refundable Federal income tax attributable to:
Current Operations	$ 564,000	$ 8,000
Less, Change in valuation allowance	(564,000)	(8,000)
Net refundable amount	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

December 31,
2005
Deferred tax asset attributable to:
Net operating loss carryover	$ 663,000
Less, Change in valuation allowance	(663,000)
Net deferred tax asset	$ -

At December 31, 2005, the Company had an unused net operating loss carryover approximating $1,950,000 that is available to offset future taxable income; it expires beginning in 2022.

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

During the third quarter of 2005, the Company issued 1,333,333 restricted shares of the Company's common stock at a purchase price of $0.001 per share to a Consultant that was engaged to assist the company with its ongoing search for a merger  candidate.  As of December 31, 2005, the $1,333 was not yet received from the consultant resulting in a subscription receivable of $1,333.  These shares were valued based on the market price for shares of our common stock at the time of issuance.  As a result, these transactions resulted in the Company recording an additional operating expense of $532,000.

On December 21, 2005, the company issued 405,000 restricted shares of the Company's  common stock at a purchase price of $0.001 per share to its placement agent that were engaged to assist with the fund raising.  As of December 31, 2005, the $405 was not yet received from the consultant resulting in a subscription receivable of $405.  These shares were valued based on the market price for shares of our common stock at the time of issuance.  As a result, these transactions resulted in the Company recording an additional operating expense of $1,117,395.

NOTE 5 – SUBSEQUENT EVENTS (UNAUDITED)

On January 10, 2006, we entered into a Share Exchange Agreement to acquire all of Diguang International Holdings, Ltd.’s issued and outstanding stock in exchange for 18,250,000 shares (post split) of our common stock.  Diguang was organized under the laws of the British Virgin Islands on July 27, 2004.  Provided certain conditions to closing are met, we expect to consummate the Share Exchange on or before February 28, 2006, or at such other time as the parties agree.  Upon consummation of the Share Exchange, we will change our name to Diguang International Development Co., Ltd.  One of the closing conditions was for us to effect a 3 for 5 reverse stock split; such split is effective as of February 22, 2006.  Simultaneously with  the Share Exchange,  we will cancel some of our previously issued shares and taking into account the reverse stock split, we will be left with 1,943,000  shares  issued  and outstanding.  Under the terms of the Share Exchange, Diguang will receive 18,250,000 shares of our common stock.  Simultaneously, in a private placement, we intend to raise funds in the amount of $12,000,000 in exchange for 2,400,000 of our common shares. The closing of the Share Exchange is subject to customary  closing  conditions,  including our  Board of  Directors  approval of the Share  Exchange  agreement. However, Diguang has indicated to us in recent negotiations that they may waive the requirement that we redomicile to the British Virgin Islands at or prior to the closing.  In addition, the closing is conditioned on successfully raising the $12,000,000 and the US GAAP  financial  audit of Diguang not  resulting in any material  (greater than 10%)  differences  between the  financial  condition disclosed to us in the Memorandum of Understanding and the satisfactory  results of additional legal and operational  due diligence.  As a result of the Share Exchange, Diguang’s former shareholders will acquire an 80.8% interest in our common stock.

In October 2005, our Board of Directors and a majority of our shareholders approved the previously discussed 3-for-5 reverse split of our common stock.  The split is effective as of February 22, 2006.  Shareholders of record on February 21, 2006 shall be entitled to receive a stock certificate representing their split shares.