Form 10QSB
period 2006-03-31
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2006-05-15
CIK 1158722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark one)
☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________.
Commission File Number: 333-69270

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD. (Formerly known as Online Processing, Inc.)
(Exact name of Registrant as specified in its charter)

Nevada	22-3774845
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
8 TH Floor, Building 64, Jinlong Industry District Majialong Nanshan District, Shenzhen, PRC Post Code: 518052 (Address of principal executive offices)

011-86-755-2655-3580
(Issuer’s telephone number)

Online Processing, Inc. 750 East Interstate 30 Suite 100 Rockwall, TX 75087
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act YES ☐ NO ☒
22,593,000 shares of $0.001 par value common stock outstanding as of May 15, 2006
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

Diguang International Development Co., Ltd.
Form 10-QSB
For the Quarter Ended March 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)
	December 31,	March 31,
	2005	2006
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,054,568	$17,350,389
Short term deposits	1,056,122	2,551,086
Accounts receivable, net of allowance for doubtful account $491,908 and $491,908	6,081,427	7,479,717
Inventories	3,447,096	3,431,989
Other receivables	80,318	283,791
Advance to suppliers	417,781	109,679
Amount due from related parties	21,538	290,980

Total current assets	21,158,850	31,497,631

Property and equipment, net	2,119,893	2,099,760
Prepayment for purchasing office space	99,130	1,917,232
Deferred offering expense	310,718	—

Total assets	$23,688,591	$35,514,623

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,868,614	$5,584,616
Advance from customers	334,943	—
Accruals and other payables	1,277,161	1,151,904
Accrued payroll and related expense	221,295	607,930
Dividend payable	111,140	—
Income tax payable	572,159	747,924
Amount due to related parties	137,440	113,732

Total current liabilities	8,522,752	8,206,106

Total liabilities	8,522,752	8,206,106

Shareholders’ equity:
Common stock, par value $0.001 per share, 50 million shares authorized, 18,250,000 shares and 22,593,000 issued and outstanding	18,250	22,593
Additional paid-in capital	1,872,598	11,922,534
Appropriated earnings	501,833	501,833
Retained earnings	12,613,675	14,643,073
Translation adjustment	159,483	218,484

Total stockholder’s equity	15,165,839	27,308,517

Total liabilities and stockholders' equity	$23,688,591	$35,514,623

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In US Dollars)
	Three Months Ended March 31,
	2005	2006
	(Unaudited)	(Unaudited)
Revenues:
Revenues, net	$5,188,964	$8,751,178
Cost of sales	3,663,085	5,675,872

Gross profit	1,525,879	3,075,306

Selling expense	135,297	222,873
Research and development costs	135,423	304,283
General and administrative expenses	168,595	420,207

Income from operations	1,086,564	2,127,943

Interest income (expense), net	(7,069)	18,496
Investment income (loss)	(3,246)	5,013
Other income	—	345
Non-operating income (expense), net	(3,029)	4,538

Income before income taxes	1,073,220	2,156,335

Income tax provision	46,416	126,937

Net income	$1,026,804	$2,029,398

Weighted average common shares outstanding - basic	18,250,000	18,925,578

Earnings per share - basic	0.06	0.11

Weighted average common shares outstanding - diluted	18,250,000	19,236,376

Earning per shares - diluted	0.06	0.11

Other comprehensive income :
Net income	1,026,804	2,029,398
Translation adjustment	2,888	59,001

Comprehensive income	$1,029,692	$2,088,399

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Other
			Additional			Accumulated
	Common Stock		Paid-in	Appropriated	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Earnings	Income (Loss)	Total

Balance at January 1, 2005	18,250,000	$18,250	$636,153	$133,507	$7,184,389	$2,465	$7,974,764

Retained earnings converted to capital	—	—	1,236,445	—	(1,236,445)	—	—

Appropriation	—	—	—	368,326	(368,326)	—	—

Dividends declared	—	—	—	—	(2,100,000)	—	(2,100,000)

Net income for the year	—	—	—	—	9,134,057	—	9,134,057

Translation adjustment	—	—	—	—	—	157,018	157,018

Balance as of December 31, 2005	18,250,000	18,250	1,872,598	501,833	12,613,675	159,483	15,165,839

Reorganization and recapitalization (unaudited)	1,943,000	1,943	(44,425)	—	—	—	(42,482)

Common shares issued (unaudited)	2,400,000	2,400	10,139,976	—	—	—	10,142,376

Offsetting deferred offering expenses (unaudited)		—	(310,718)	—	—	—	(310,718)

Fair value of stock options granted (unaudited)		—	265,103	—	—	—	265,103

Net income for the period (unaudited)	—	—	—	—	2,029,398	—	2,029,398

Translation adjustments (unaudited)	—	—	—	—	—	59,001	59,001

Balance as of March 31, 2006 (unaduited)	22,593,000	$22,593	$11,922,534	$501,833	$14,643,073	$218,484	$27,308,517

See accompanying notes to financial statements

	Three Months Ended March 31,
	2005	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$1,026,804	$2,029,398
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	37,379	86,434
Amortization of deferred stock compensation	—	265,103
Changes in operating assets and liabilities:
Accounts receivable	(556,318)	(1,394,441)
Inventory	(1,621,564)	16,199
Other receivables	432,561	(413,350)
Advance to suppliers	104,921	308,779
Accounts payable	1,156,896	(285,833)
Accruals and other payable	71,237	(73,378)
Advance from customers	(130,311)	(335,440)
Taxes payable	46,416	175,341

Net cash provided by (used in) operating activities	568,021	378,812

Cash flows from investing activities:
Purchase of fixed assets	(668,124)	(66,429)
Purchase of marketable securities	3,246	(1,494,963)
Additions to short term deposits	—	—
Due from related parties	(1,032,737)	(269,441)
Due from shareholders	(660,820)	—
Prepayment for purchasing office space	—	(1,812,058)

Net cash used in investing activities	(2,358,435)	(3,642,891)

Cash flows from financing activities:
Due to related parties	(556,755)	(23,708)
Due to shareholders	(170,222)	—
Dividend paid	—	(111,140)
Cash proceeds from offering	—	12,000,000
Offering expense paid by cash	—	(1,355,624)

Net cash provided by (used in) financing activities	(726,977)	10,509,528

Effect of changes in foreign exchange rates	2,888	50,372

Net increase (decrease) in cash and cash equivalents	(2,514,503)	7,295,821

Cash and cash equivalents, beginning of the period	5,352,758	10,054,568

Cash and cash equivalents, end of the period	$2,838,255	$17,350,389

See accompanying notes to financial statements.

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. All of the consolidated financial statements have been prepared based on generally accepted accounting principles in the United States

Foreign Currency Translations and Transactions

The Renminbi (“RMB”), the national currency of PRC, is the primary currency of the economic environment in which the operations of one of subsidiaries, Diguang Electronics, are conducted. Hong Kong dollar is the primary currency of the economic environment in which the operations of one of subsidiaries, Well Planner, are conducted. U.S dollar is the functional currency in which Diguang Technology, one subsidiary established under the laws of the British Virgin Islands, recorded all its activities. The Company uses the United States dollars (“U.S. dollars”) for financial reporting purposes.

The Company translates two subsidiaries’ assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of income is translated at average rate during the reporting period. Adjustments resulting from the translation of subsidiaries’ financial statements from the functional currency into U.S. dollars are recorded in shareholders' equity as part of accumulated comprehensive income (loss) - translation adjustments. Gains or losses resulting from transactions in currencies other than the functional currency are reflected in the statements of income for the reporting periods.

Revenue Recognition

Revenue generated from sales of backlight units is recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained, which means the significant risks and rewards of the ownership have been transferred to the customer, the price is fixed or determinable and collectibility is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Short Term Deposits

Short term deposits consist of certificates of deposit having maturity of one to twelve months. These short term deposits are renewable when they mature and interest rates are subject to change in line with the market interest rates available when they are renewed.

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Accounts Receivable and Concentration of Credit Risk

During the normal course of business, the Company extends unsecured credit to its customers. Typically credit terms require payment to be made within 90 days of the invoice date. The Company does not require collateral from its customers. The Company maintains its cash accounts at credit worthy financial institutions.

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2005 and March 31, 2006 were adequate, respectively. However, actual write-off might exceed the recorded allowance.

The following table presents allowance activities in accounts receivable.
	December 31,	March 31,
	2005	2006
		(Unaudited)

Beginning balance	$459,847	$491,908
Additions charged to expense	32,061	—
Recovery	—	—
Write-off	—	—

Ending balance	$491,908	$491,908

Inventories

Inventories are composed of raw materials and components, work in progress, and finished goods, all of which are related to backlight products. Inventories are valued at the lower of cost (based on weighted average method) or the market.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, other receivables, advance to vendor, accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items. The fair value of amounts due from/to related parties and stockholders are reasonable estimate of their fair value as the amounts will be collected and paid off in a period less than one year.

Value Added Tax

Diguang Electronics is subject to value added tax (VAT) imposed by the PRC government on its domestic product sales. VAT rate for the Company is 17%. The input VAT can be offset against the output VAT. VAT payable or receivable balance presented on the Company’s balance sheets represents either the input VAT less than or larger than the output VAT. The debit balance represents a credit against future collection of output VAT instead of a receivable.

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Property and equipment

Properties and equipment are recorded at cost and are stated net of accumulated depreciation. Depreciation is determined using the straight-line method over the shorter of either the estimated useful lives or the remaining contractual life related to leasehold improvements, as follows:

Machinery and equipment	5-10 years
Furniture and office equipment	5 years
Accounting Software	2 years
Vehicles	5-10 years
Software	2-5 years
Leasehold improvement	5 years

Maintenance and repairs are charged directly to expense as incurred, whereas betterment and renewals are generally capitalized in their respective property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as an item before operating income (loss).

Impairment of Long-Lived Assets

The Company adopts the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No.144”). SFAS No.144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets in the three-month ended March 31, 2005 and 2006.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Well Planner is subject to corporate income tax under Hong Kong Inland Revenue jurisdiction. However, Well Planner does not have Hong Kong sourced income. In accordance with Hong Kong tax regulation, Well Planner has not been taxed since its inception.

There is no income tax for the companies domiciled in the BVI. Accordingly, the Company’s financial statements do not present any income tax provision related to the British Virgin Islands tax jurisdiction.

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Diguang Electronics is registered at Shenzhen and subject to a favorable income tax rate at 15% comparing to a statutory income tax rate of 33% (30% for the central government and 3% for the local government) under the current tax laws of PRC because Shenzhen is a special zone designated by the Chinese central government to attract foreign investments. Diguang Electronics has been deemed as a high-tech company by Shenzhen Bureau of Science, Technology & Information. Under this category, Diguang Electronics has been entitled to enjoy a 50% exemption from corporate income tax at the rate of 15% for the three years from January 1, 2004 to December 31, 2006. However, in accordance with the Rules for the Implementation of the Income Tax law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises prescribed by the central government, the minimum corporate income tax rate should be 10% within the three years ended December 31, 2004, 2005, and 2006. The Company recorded the income tax provision based on 10% of corporate income tax rate for the years ended December 31, 2004 and 2005 considering that the difference between the 7.5% rate implemented by the local tax authority and the 10% rate in terms of the rules prescribed by the central government should be recognized as income tax payable for conservative consideration.

The Company was established under the laws of the state of Nevada and is subject only to federal income tax and not subject to any state income. Because its main operating activities are located outside the U.S., the taxable income outside the U.S. may not be able to offset the taxable loss generated in the U.S. Online Processing, Inc. may accumulate certain net operation loss carry forwards; however, due to the changes in ownership, the use of these net operation loss carry forwards may be limited in accordance with the U.S. tax laws.

Because the consolidated financial statements were based on the respective entities’ historical financial statements, the effective income tax rate for the periods reported only represent the effect of actual income tax provisions incurred in Diguang Electronics.

At December 31, 2005 and March 31, 2006, the allowance for doubtful accounts at Diguang Electronics was $41,779 and $41,779, respectively. The remaining balance of $450,129 and $450,129 of the allowance for doubtful accounts at December 31, 2005 and March 31, 2006, respectively, was of Diguang Technology, which is not subject to any corporate income tax. Because Diguang Electronics is the only entity which will be subject to corporate income tax at a rate of 10%, the impact of deferred tax assets arising from the allowance for doubtful accounts at Diguang Electronics level at December 31, 2004 and 2005, respectively, was minimal. Except this minimal impact of deferred tax assets, the Company did not have any other temporary differences which would have given rise to deferred income tax assets and liabilities. Accordingly, the Company did not provide the disclosure of deferred tax assets and liabilities for the periods reported.

Research and Development

Research and development costs are expensed as incurred. Research and development expense for the three-month ended March 31, 2005 and 2006 were $206,842 and $304,283, respectively. After offsetting against the government subsidies, which were specified for supporting research and development efforts via the proceeds collected from value added tax, the net research and development expenses for the three-month ended March 31, 2005 and 2006 were $135,423 and $304,283, respectively.

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Appropriations to Statutory Reserve

Under the corporate law and relevant regulations in China, the subsidiary of the Company located in the mainland China (Diguang Electronics) is required to appropriate a portion of its retained earnings to statutory reserve. It is required to appropriate 15% of its annual after-tax income each year to statutory reserve until the statutory reserve balance reaches 50% of the registered capital. In general, the statutory reserve shall not be used for dividend distribution purpose.

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of income and comprehensive income. Comprehensive income (loss) is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners.

Earnings (Loss) Per Share

The Company presents earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share. Stock options granted on March 1, 2006 for 540,000 shares were included in the computation of diluted earnings per share.

Share-Based Payment

The Company adopted Statement of Financial Accounting Standards No 123(R): “Share-Based Payments” (SFAS 123R) effective January 1, 2006. SFAS 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R generally requires such transactions be accounted for using a fair-value-based method. As the Company has never issued any stock options and warrants before January 1, 2006 and issued certain stock options on March 1, 2006, the Company accounted for the stock option granted using a fair-value-based method in accordance with SFAS No. 123R.

NOTE 2 - REORGANIZATION AND RECAPITALIZATION

On January 10, 2006, Online Processing, Inc. (“Online” thereafter) entered into a stock exchange agreement with Diguang International Holdings Limited (“Diguang Holdings” thereafter). Pursuant to the stock exchange agreement, Online issued 18,250,000 shares of its common stock in exchange for 100% equity interest in Diguang Holdings, making Diguang Holdings a wholly owned subsidiary of Online. One of the conditions to make this stock exchange transaction effective is that Online must raise $12 million from a private placement through issuing 2.4 million shares of its common stock at $5.00 per share. Online consummated this fund raising transaction instantaneously in connection with the stock exchange transaction on March 17, 2006.

Online Processing Inc. was organized under the laws of the State of Nevada in 2000.  Its initial business was to provide Internet-based mortgage processing for mortgage brokers.  It had never been able to achieve profitability in that business so it began searching for operating companies to acquire in order to increase shareholder value.

In February 2003, through a share exchange, it acquired 100% of the issued and outstanding stock of Communication Field Services, Inc. (“CFS”), a Nevada corporation engaged in the business of providing installation, maintenance and servicing of communication technologies.  Online’s plan was to secure additional financing to expand the CFS’ business, but it was unable to do so, and in March 2003, Online decided to cease commercial operations in CFS.  Since then, there were no real meaningful operating activities in Online. Thereafter it began the process of reviewing new business opportunities with the intention to maximize shareholders’ interest, looking at possible business acquisitions in North America and internationally. In accordance with the Stock Exchange Agreement, Online implemented a reverse split of 3-for-5 making the total outstanding shares from 11,518,233 at December 31, 2005 into 6,910,940 shares. Then its CEO, Terri Wonderly, agreed to cancel 4,697,940 shares of common stock that she owned. Online ended up with having 1,943,000 shares issued and outstanding right before the effective of the aforementioned stock exchange transaction and fund raising transaction. Of the 1,943,000 shares issued and outstanding, the existing shareholders of Online own 900,000 share, Chardan Capital, LLC, the financial consultant, owns 800,000 shares, and the placement agents own the remaining 243,000 shares.

Diguang Holdings was established under the law of the British Virgin Islands on July 27, 2004 by two Chinese owners for the purpose of holding 100% of the equity interest in the following entities:

•	Shenzhen Diguang Electronics Co., Ltd. (a China based entity);
•	Well Planner Limited (a Hong Kong based entity); and
•	Diguang Science and Technology (HK) Limited (a British Virgin Islands based entity).

Shenzhen Diguang Electronics Co. Ltd. (“Diguang Electronics”) was established as an equity joint venture in Shenzhen under the laws of the People’s Republic of China (the “PRC”) on January 9, 1996 with the registered capital of RMB15 million (equivalent $1,840,845) as of December 31, 2005 and an operating life of 20 years starting on that date. Diguang Electronics designs, develops and manufactures LED and CCFL backlight units. These backlight units are essential components used in illuminating display panels such as TFT-LCD and color STN-LCD panels. These display panels are used in products such as mobile phones, PDAs, digital cameras, liquid crystal computer or television displays and other household and industrial electronic devices. Diguang Electronics’ customers are located in both China and overseas.

NOTE 2 - REORGANIZATION AND RECAPITALIZATION (Continued)

Well Planner Limited (“Well Planner”) was established under the laws of Hong Kong Special Administrative Region on April 20, 2001 and has been doing business in custom forwarding related to export and import activities conducted by Diguang Electronics for a service fee based on a service agreement, pursuant to which service fees should not be less than 2% of the goods Well Planner has sold. However, Well Planner sells only to Diguang Science and Technology (HK) Limited. In essence, Well Planner is a pass-through entity among all three entities.

Diguang Science and Technology (HK) Limited (“Diguang Technology”) was established under the laws of the British Virgin Islands on August 28, 2003 and has handled all sales to international customers and procurements of electronic components and materials for Diguang Electronics.

The above stock exchange transaction resulted in those shareholders of Diguang Holdings obtaining a majority voting interest in Online. Generally accepted accounting principles in the United States of America require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, the stock exchange transaction has been accounted for as a recapitalization of Diguang Holdings as Diguang Holdings has acquired controlling equity interest in Online as of March 17, 2006. The reverse acquisition process utilizes the capital structure of Online and the assets and liabilities of Diguang Holdings are recorded at historical cost.

Diguang Holdings is the continuing operating entity for financial reporting purposes and the financial statements prior to March 17, 2006 represent Diguang Holdings’ financial position and results of operations. As of March 17, 2006, Online had no assets, $42,482 of liabilities, and the corresponding negative shareholders’ equity with 1,943,000 shares of common stock issued and outstanding, all of which were included in the consolidated financial statements of Diguang Holdings as of March 31, 2006. Please see the unaudited stockholders’ equity statement for the period from January 1, 2006 to March 31, 2006. Although Diguang Holdings is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Online as the surviving company did not change.

NOTE 3 - INVENTORIES

Inventories consisted of the following:

	December 31,	March 31,
	2005	2006
		(Unaudited)

Raw materials	$1,823,996	$1,356,993
Work in progress	78,752	103,136
Finished goods	1,238,200	1,187,353
Goods in transit	306,148	784,507

	$3,447,096	$3,431,989

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment at cost is as follows:

	December 31,	March 31,
	2005	2006
		(Unaudited)

Machinery	$1,577,166	$1,587,732
Office equipment	470,086	495,591
Vehicles	144,995	156,809
Software	27,124	27,124
Leasehold improvement	373,427	392,120

	2,592,798	2,659,376
Accumulated depreciation	(472,905)	(559,616)

	$2,119,893	$2,099,760

The depreciation and amortization for the three-months ended March 31, 2005 and 2006 were $37,379 and $86,711, respectively.

Pursuant to the board resolution of Diguang Electronics dated December 12, 2005, it was resolved that Diguang Electronics would acquire an office space of 1,220 square meters in Shenzhen at a total cost of RMB15,369,877 (equivalent of $1,917,232). On January 25, 2006, a pre-sale agreement was reached. Diguang Electronics had made full payment of RMB15,369,877 and the office space had not put in use by March 31, 2006.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party Relationships

Name of Related Parties	Relationship with the Company

Mr. Yi Song	One of shareholders of the Company
Mr. Hong Song	One of the shareholders of the Company
Shenzhen Diguang Engine & Equipment Co., Ltd. (a China based entity)	80% owned by Mr. Yi Song and 20% owned by Mr. Hong Song
Dongguan Diguang Electronic Science and Technology Co., Ltd. (a China based entity from which Diguang Electronics has rented the plant.)	92% owned by Sino Olympics Industrial Limited and 8% owned by Shenzhen Diguang Engine & Equipment Co., Ltd.
Sino Olympics Industrial Limited	The shareholder who owned 75.25% shares of the Company
Dihao Electronics (Yangzhou) Co., Ltd.	32.5% owned by Sino Olympic Industrial Ltd.

According to the lease agreement between Diguang Electronics and Dongguan Diguang Electronic Science & Technology Co., Ltd., a company 92% owned by Sino Olympics Industrial Limited and 8% owned by Shenzhen Diguang Engine & Equipment Co., Ltd., dated March 30, 2005, Diguang Electronics agreed to pay the rental of RMB380,000 per month including all maintenance fees based on the prevailing market price for a similar facility to be leased in Dongguan area and that the lease terms start from February 1, 2005 to January 31, 2010, and both parties agreed that the rental for three months from February to April 2005 shall be waived as Diguang Electronics had to finish its interior remodeling during this period. Based on the above agreement, the Company recorded the monthly rental of RMB361,000 on a straight-line basis.

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

During the three months ended March 31, 2006, Diguang Electronics made sales of the raw materials and spare parts to Dihao Electronics (Yangzhou) Co., Ltd. of $292,842.

During the normal course of business, the transactions among all related parties were related to fund movements among these parties. The break-down details of due from/to related parties were summarized as follows:

	December 31,	March 31,
Related Parties	2005	2006
		(Unaudited)
Due from related parties
Dihao Electronics (Yangzhou) Co., Ltd.	$—	$290,980
Shenzhen Diguang Engine & Equipment Co., Ltd	21,538	—

Total	21,538	290,980

Due to related parties
Shenzhen Diguang Engine & Equipment Co., Ltd	2,339	2,355
Dongguan Diguang Electronic Science and Technology Ltd.	135,101	111,377

Total	$137,440	$113,732

NOTE 6 - EQUITY TRANSACTIONS

As of March 17, 2006 right before the reverse merger and private placement took place, the Company had 11,518,233 shares of common stock outstanding. The Board of directors and majority shareholders of Online resolved to implement a 3-for-5 reverse stock split. Consequently, the total outstanding shares after reverse split were 6,910,940. Terry Wonderly, the majority shareholder, agreed to cancel 4,967,940 shares of common stock she owned. After this cancellation, Online had 1,943,000 shares of common stock outstanding right before reverse merger and private placement. Of the 1,943,000 shares of common stock outstanding, Chardan Capital, LLC (the consultant of Online for the reverse merger and private placement) accounted for 800,000 shares and Chardan Capital Markets, LLC and Maxim Group, LLC (two placement agents) accounted for 243,000 shares.

On March 17, 2006, in connection with the reverse merger between Diguang International Holdings and Online, the Company issued 2.4 million shares of its common stock to 91 accredited investors at $5.00 per share to raise a gross amount of $12 million. After deducting the offering expenses, the Company received the net proceeds of $9,831,658 from this issuance.

Pursuant to article 9(h) of the revised and amended Share Exchange Agreement, the Company agreed to file a registration statement within 90 days from March 17, 2006 for shares, among others, issued through the private placement and included in the registration rights agreement entered into between the Company and each investor participated in the private placement. The Company agreed to use its best efforts to have the registration statement declared effective within 180 days of filing or 5 days of the date that it is informed by the SEC staff that (i) the SEC will not review the registration statement or (ii) the Company may request the acceleration of the effectiveness of the registration statement and the Company makes such request. Furthermore, the Company is obligated to maintain the effectiveness of the resale registration statement from the effective date through and until 24 months after the effective date. If the resale registration statement is not filed with the SEC on or prior to the 90th day after March 17, 2006, the total number of shares of common stock sold in this private placement and covered by the registration statement for each investor shall be increased by two percent (2%) per month for each month (or portion thereof) that the registration statement is not so filed, provided that the aggregate increase in such shares will in no event exceed 20%.

NOTE 7 - STOCK OPTIONS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments.” The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R. There were no stock options issued before January 1, 2006. The Company used Black-Scholes option pricing model to determine the fair value of stock options on the grant date. The fair value of stock options for 540,000 shares was at approximately $11.10 per share, resulting in a share-based compensation totaling $5,992,509. Of the total fair value of 5,992,509, only $265,103 was recognized as expenses as only 3,333 shares of option became exercisable on March 31, 2006 and the remaining fair value will be recognized as it is amortized along with the vesting situation.

Assumptions

The disclosure of the above fair value for these awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	March 31,
	2005	2006

Expected volatility	N/A	48.04%
Weighted average volatility	N/A	N/A %
Expected life	N/A	7 years
Risk free interest rate	N/A	4.600%

The expected volatilities are based on the historical volatility of the Company’s stock. The observation is made on a daily basis. The period of observation covered was from January 1, 2005 to March 1, 2006. The expected terms of stock options are based on the average vesting period and the contractual life of stock options granted. The 400,000 shares of stock options granted to employees vest on each of the first four anniversaries of the granting date. The 60,000 shares of stock options granted to directors vest at the end of each month starting from the granting date for 36 months in order to match the term of directorship. The 80,000 shares of stock options granted to the Chief Financial Officer vest at the end of each month starting from the granting date for 48 months. The risk-free rate is consistent with the expected terms of stock option and based on the U.S. Treasury yield curve in effect at the time of grant. Based on the fact that the Company has not issued any options before, the Company will obtain the forfeiture experience and based on the historical forfeiture experience the Company will determine the forfeiture factor in order to determine the proper amount of share-based stock compensation.

Stock Option Plan

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”), which is shareholder-approved, permits the grant of stock options to its employees of up to 1,500,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price per share equal to the market price of the grant date. These options have an up to ten-year contractual life term. Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date. The share-based compensation will be amortized based on graded vesting method over the four years or over the three years regarding the options granted to directors in order to match their directorship terms.

NOTE 7 - STOCK OPTIONS (Continued)

A summary of option activities under the 1998 Plan during the three months ended March 31, 2006 is presented as follows:

			Weighted -	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value at
		Exercise	Contractual	Reporting
Stock Options	Shares	Price	Term	Date
Outstanding at Janaury1, 2006	—	$—	—	—
Granted	540,000	5.00	7
Exercised	—
Forfeited or expired	—
Outstanding at March 31, 2006	540,000	5.00	7	$5,366,670
Exercisable at March 31, 2006	3,333	$5.00	7	$33,330

A summary of the status of the Company’s non-vested stock options during the three months ended March 31, 2006 is presented below:

Non-vested Options	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2006	—	$—
Granted	540,000	11.10
Vested	3,333	(11.10)
Forfeited	—	—
Non-vested at March 31, 2006	536,667	$11.10

NOTE 8 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings/(loss) per share for the periods indicated:

	Three Months Ended March 31,
	2005	2006
	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to common shareholders	$1,026,804	$2,029,398
Net income used in computing diluted earnings per share share	$1,026,804	$2,029,398

Denominator:
Weighted average common shares outstanding - basic	18,250,000	18,925,578
Potential diluted shares from stock options granted	—	310,798
Weighted average common share outstanding - diluted	18,250,000	19,236,376

Basic earnings per share	$0.06	$0.11
Diluted earnings per share	$0.06	$0.11

NOTE 9 - GOVERNMENT SUBSIDIES

The local government in Shenzhen provided government subsidies sourcing from the proceeds of value added tax and corporate income tax collected to encourage Diguang Electronics’ research and development efforts. All subsidies were accounted for based on the hard evidence that Diguang Electronics should be entitled to receive these subsidies or that cash has been received. Government subsidies received with specification to support the research and development efforts were first offset against Diguang Electronics’ research and development expense and the remaining balance, if any, together with proceeds from other subsidy programs, were recognized as other income in accordance with internationally prevailing practice. The government subsidies for the three-month ended March 31, 2005 and 2006 were $71,419 and $0, respectively.

NOTE 10 - SEGMENT REPORTING

The Company currently operates only in one business segment. As the Company’s major production base is in China while export revenue and net income in overseas entities accounted for a significant portion of total consolidated revenue and net income, management believes that the following tables present useful information to chief operation decision makers for measuring business performance, financing needs, and preparing corporate budget, etc.

	Three Months Ended March 31,
	2005	2006
	(Unaudited)	(Unaudited)
Sales to China domestic customers	$765,077	$1,571,538
Sales to international customers	4,423,887	7,179,640
	$5,188,964	$8,751,178

	China	International
	Domestic Customers	Customers (Most in Asia)	Total

As of March 31, 2005
Revenue	$765,077	$4,423,887	$5,188,964
Gross margin	—%	—%	29%
Receivable	919,314	4,401,869	5,321,183
Inventory	3,246,313	—	3,246,313
Property and equipment	1,121,847	—	1,121,847

As of March 31, 2006
Revenue	$1,571,538	$7,179,640	$8,751,178
Gross margin	—%	—%	35%
Receivable	531,933	6,947,784	7,479,717
Inventory	3,431,989	—	3,431,989
Property and equipment	2,099,760	—	2,099,760
Expenditures for long-lived assets	1,917,232	—	1,917,232

NOTE 11 - SUPPLEMENTARY INFORMATION ABOUT CASH FLOWS

Cash Paid	Three Months Ended March 31,
	2005	2006
	(Unaudited)	(Unaudited)
Interest	$8,992	$—
Income tax	—	—

Non-cash Transactions	Three Months Ended March 31,
	2005	2006
	(Unaudited)	(Unaudited)
Common stock	—	1,943
Additional paid-in capital	—	(44,425)
Accrued liabilities	—	42,482
Additional paid-in capital	—	(712,000)
Other receivable	—	210,000
Accrued liabilities	—	510,000
Additional paid-in capital	—	(310,718)
Deferred offering expense	—	310,718

NOTE 12 ─ SUBSEQUENT EVENT

On April 21, 2006, the Company entered into an option agreement with Sino Olympics Industrial Limited (“Sino Olympics”), its corporate officers, Yi Song (President and CEO) and Hong Song (COO) and Shenzhen Diguang Electronics Co., Ltd., to obtain an option to acquire the 32.5% interest held by Sino Olympics in North Diamond International Co., Ltd. (“North Diamond”) (“Equity Interest”), a British Virgin Islands based company, which has a registered capital of $5 million; actually only $1.5 million of registered capital was infused so far. North Diamond established a wholly owned subsidiary in Yangzhou, Jiangsu Province, China on June 11, 2004, named Dihao Electronic (Yangzhou) Co., Ltd.. This wholly owned foreign enterprise (WOFE) in China is going to produce backlights in 2006. Pursuant to the signed option agreement, the Company has the right to acquire the Equity Interest in exchange for cash consideration of $487,500. Pursuant to the signed option agreement, the Company obtained an option to acquire an additional 32.5% interest from Sino Olympics for $487,500 plus interest at 6% per annum from the date at which Sino Olympics infused its capital into North Diamond to the date the Company acquires its interest. If the Company, at its sole discretion, exercises the aforementioned option, the obligation to contribute $3.25 million of the registered capital ($5 million) to North Diamond will also be borne by the Company. On May 12, 2006, the above said option agreement was amended and restated by the parties to the agreement. Pursuant to the amended and restated purchase option agreement, the purchase price for the Equity Interest and the additional 32.5% interest, shall be the amount paid by Sino Olympics for the Equity Interest and $487,500, plus interest at the rate of 6% per annum which shall apply to both the Equity Interest and the additional 32.5% interest, plus the assumption of any remaining obligation of Sino Olympics to contribute the registered capital to North Diamond. The interest at the rate of 6% per annum shall commence on the date of payment made by Sino Olympics towards its registered capital of North Diamond and shall end on the date the Company exercises the option.

NOTE 12 ─ SUBSEQUENT EVENT (Continued)

According to the Board resolution on April 5, 2006, Diguang Electronics decided to increase its registered capital from RMB15 million to RMB85 million and its total investment from RMB15million to RMB150million. On April 30, the application has been approved by Shenzhen Bureau of Trade and Industry at Nanshan District, Shenzhen City, Guangdong Province of China.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS THAT INCLUDE THE WORDS "BELIEVES," "EXPECTS," "ESTIMATES," "ANTICIPATES" OR SIMILAR EXPRESSIONS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. RISK FACTORS INCLUDE, BUT ARE NOT LIMITED TO, COSTS ASSOCIATED WITH FINANCING NEW PRODUCTS; OUR ABILITY TO COST-EFFECTIVELY MANUFACTURE OUR PRODUCTS ON A COMMERCIAL SCALE; THE CONCENTRATION OF OUR CURRENT CUSTOMER BASE; COMPETITION; OUR ABILITY TO COMPLY WITH APPLICABLE REGULATORY REQUIREMENTS; POTENTIAL NEED FOR EXPANSION OF OUR PRODUCTION FACILITY; THE POTENTIAL LOSS OF A STRATEGIC RELATIONSHIP; INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL; MANAGEMENT'S ABILITY TO EFFECTIVELY MANAGE OUR GROWTH; DIFFICULTIES AND RESOURCE CONSTRAINTS IN DEVELOPING NEW PRODUCTS; PROTECTION AND ENFORCEMENT OF OUR INTELLECTUAL PROPERTY AND INTELLECTUAL PROPERTY DISPUTES; COMPLIANCE WITH ENVIRONMENTAL LAWS; CLIMATE UNCERTAINTY; CURRENCY FLUCTUATIONS; CONTROL OF OUR MANAGEMENT AND AFFAIRS BY PRINCIPAL SHAREHOLDERS

THE READER SHOULD CAREFULLY CONSIDER, TOGETHER WITH THE OTHER MATTERS REFERRED TO HEREIN, THE INFORMATION CONTAINED UNDER THE CAPTION "RISK FACTORS" IN OUR CURRENT REPORT ON FORM 8-K FILED WITH THE COMMISSION ON MARCH 21, 2006 FOR A MORE DETAILED DESCRIPTION OF THESE RISKS AND UNCERTAINTIES. WE CAUTION THE READER, HOWEVER, NOT TO UNDULY RELY ON THESE FORWARD-LOOKING STATEMENTS.

Business Overview

We specialize in the design, production and distribution of small to medium-sized Light Emitting Diode (“LED”) and Cold Cathode Fluorescent Lamp (“CCFL”) backlights for various Thin Film Transistor Liquid Crystal Displays (“TFT-LCD”) and Super-Twisted Nematic Liquid Crystal Display (“STN-LCD”), Twisted Nematic Liquid Crystal Display (“TN-LCD”), and Mono LCDs, (taken together, these applications are referred to as “LCD” applications).  Those applications include color displays for cell phones, car televisions and navigation systems, digital cameras, televisions, computer displays, camcorders, PDAs and DVDs, CD and MP3/MP4 players, appliance displays and the like.

We conduct that business principally through the operations of Diguang Electronics.  Diguang Electronics has approximately 1,360 full-time employees, although the figure changes from time to time as production demands require and is headquartered in Shenzhen, China, with additional offices and its backlight manufacturing operations in Dongguan, China.

Well Planner is involved with the import of raw materials into China and export of finished products from China. Well Planner currently has no fixed assets.

Diguang Technology is directly involved with the international buying of raw materials and selling of backlight products for Diguang Electronics.  Diguang Technology purchases raw materials from international suppliers and acts as an international sales group for both Diguang Electronics and Well Planner.  Diguang Technology has no fixed assets.

Between them, Well Planner and Diguang Technology have only a few employees.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition presented in this section are based upon our financial statements, which have been prepared in accordance with the generally accepted accounting principles in the United States. During the preparation of our financial statements we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” we identified the most critical accounting principles upon which our financial status depends. We determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax and impairment of intangibles and other long-lived assets. We present these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Revenue Recognition

Revenue generated from sales of backlight units is recognized when persuasive evidence of an arrangement exists (such as a purchase order or contract), delivery of the products has occurred, customer acceptance has been obtained (which means the significant risks and rewards of the ownership have been transferred to the customer), the price is fixed or determinable and collectibility is reasonably assured.

Accounts Receivable

During the normal course of business, we extend unsecured credit to our customers. Typical credit terms require payment to be made within 90 days of the invoice date. We do not require collateral from our customers. We maintain our cash accounts at credit worthy financial institutions.

We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2005 and March 31, 2006 were adequate, respectively. However, actual write-off might exceed the recorded allowance.

Inventories

Inventories are composed of raw materials and components, work in progress and finished goods, all of which are related to backlight products. Inventories are valued at the lower of cost (based on weighted average method) or the market. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. We write down inventories that are not saleable, excess or obsolete, whether raw materials, work-in-process or finished goods, by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts and statistics, judgments are used for assessing provisions for the remaining inventory based on salability and obsolescence.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Well Planner is subject to corporate income tax under Hong Kong Inland Revenue jurisdiction. However, Well Planner does not have Hong Kong sourced income. In accordance with Hong Kong tax regulation, Well Planner has not been taxed since its inception.

There is no income tax for the companies domiciled in BVI. Accordingly, Diguang Technology has not presented any income tax provision related to British Virgin Islands tax jurisdiction.

Diguang Electronics is registered at Shenzhen and subject to a favorable income tax rate at 15% comparing to a statutory income tax rate of 33% (30% for the central government and 3% for the local government) under the current tax laws of PRC because Shenzhen is a special zone designated by Chinese central government to attract foreign investments. Diguang Electronics has been deemed as a high-tech company by Shenzhen Bureau of Science, Technology & Information. Under this category, Diguang Electronics has been entitled to enjoy a 50% exemption from corporate income tax at the rate of 15% for the three years from January 1, 2004 to December 31, 2006. However, in accordance with the Rules for the Implementation of the Income Tax law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises prescribed by the central government, the minimum corporate income tax rate should be 10% within the three years ended December 31, 2004, 2005, and 2006. We recorded the income tax provision based on 10% of corporate income tax rate for the years ended December 31, 2004 and 2005 considering that the difference between the 7.5% rate implemented by the local tax authority and the 10% rate in terms of the rules prescribed by the central government should be recognized as income tax payable for conservative consideration.

The Company was established under the laws of the state of Nevada and is subject only to federal income tax and not subject to any state income. Because its main operating activities are located outside the U.S., the taxable income outside the U.S. may not be able to offset the taxable loss generated in the U.S. Online Processing, Inc. may accumulate certain net operation loss carry forwards; however, due to the changes in ownership, the use of these net operation loss carry forwards may be limited in accordance with the U.S. tax laws.

Because the consolidated financial statements were based on the respective entities’ historical financial statements, the effective income tax rate for the periods reported only represent the effect of actual income tax provisions incurred in Diguang Electronics.

At December 31, 2005 and March 31, 2006, the allowance for doubtful accounts at Diguang Electronics was $41,779 and $41,779, respectively. The remaining balance of $450,129 and $450,129 of the allowance for doubtful accounts at December 31, 2005 and March 31, 2006, respectively, was of Diguang Technology, which is not subject to any corporate income tax. Because Diguang Electronics is the only entity which will be subject to corporate income tax at a rate of 10%, the impact of deferred tax assets arising from the allowance for doubtful accounts at Diguang Electronics level at December 31, 2004 and 2005, respectively, was minimal. Except this minimal impact of deferred tax assets, the Company did not have any other temporary differences which would have given rise to deferred income tax assets and liabilities. Accordingly, the Company did not provide the disclosure of deferred tax assets and liabilities for the periods reported.

Impairment of Long-Lived Assets

We review long-lived assets for impairment when certain indicators are present that suggest the carrying amount may not be recoverable. This review process primarily focuses on other intangible assets from business acquisitions and property, plant and equipment. Factors considered include the under-performance of a business compared to expectations and shortened useful lives due to planned changes in the use of the assets. Recoverability is determined by comparing the carrying amount of long-lived assets to estimate future undiscounted cash flows. If future undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge would be recognized for the excess of the carrying amount over fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. Additionally, in the case of assets that will continue to be used by us in future periods, a shortened life may be utilized if appropriate, resulting in accelerated amortization or depreciation based upon the expected net realizable value of the asset at the date the asset will no longer be utilized by us. Actual results may vary from estimates due to, among other things, differences in operating results, shorter asset useful lives and lower market values for excess assets.

Share-Based Payment

We adopted Statement of Financial Accounting Standards No 123(R): “Share-Based Payments” (SFAS 123R) effective January 1, 2006. SFAS 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R generally requires such transactions be accounted for using a fair-value-based method. As the Company has never issued any stock options and warrants before January 1, 2006 and issued certain stock options on March 1, 2006, the Company accounted for the stock option granted using a fair-value-based method in accordance with SFAS No. 123R.

Results of Operations

Comparison of the three months ended March 31, 2006 and 2005

Revenue

Net revenue was $8.8 million for the three months ended March 31, 2006, an increase of $3.6 million or 69% compared to $5.2 million for the same period of the prior year. The increase in net revenue was attributable to two major factors. One was an increase in sales volume to international customers and domestic customers. Sales to international customers totaled $7.2 million for the three months ended March 31, 2006, an increase of $2.8 million or 64% compared to the international sales of $4.4 million for the same period of the prior year. Sales to domestic customers were $1.6 million for the three months ended March 31, 2006, an increase of $806,000 or 105% compared to sales to domestic customers of $765,000 for the same period of the prior year. The other factor was that we shifted our sales mix in favor of higher value-added products that produced higher revenue per unit. We have been shifting away from the production of mature, low price, low margin products, such as cell phone backlights, and toward the production of backlights for products where the markets are still growing and where we can obtain higher margins, such as CCFL backlights between 7” and 10.4”. As a result, our average price per unit across all products sold increased 25-30% during the three months ended March 31, 2006, compared to the average price per unit for the three months ended March 31, 2005. This result was achieved even though the overall market price decreased by 5-15% among our product lines. During the three months ended March 31, 2006, CCFL products accounted for 63% of our sales revenue compared to 44% during the same period in the prior year. The first quarter of the year is typically the slow season for us. The demand for consumer electronic products, which drives demand for our products, typically softens somewhat in the first quarter following the fourth quarter holiday season.

While our existing and prospective customers are becoming increasingly sensitive to the costs of their product components and demanding higher quality and performance, we believe that we are well positioned in the market place. Our competitive advantages lie in our R&D strength, which enables us to bring down our production costs while maintaining product quality and improving product performance. Additionally, our customization capabilities allow us to meet our customers’ needs while maintaining our profit margins.

We feel that our penetration into new markets, in terms of the types of products that we are producing, is a key to our success. During the three months ended March 31, 2006, we introduced, among other items, a new line of 15”-19” CCFL backlights for computer monitors. Our samples were well received by our prospective customers, and we started to prepare for the test production of this new line. In addition, we sent samples of our new LED backlights for 32” LCD TVs to prospective customers. The sales cycle for this new product is expected to be longer than our other new and existing products. We did not generate any revenue from the 15”-19” CCFL backlights for computer monitors or from the LED backlights for 32” LCD TVs during the three months ended March 31, 2006.

Cost of Sales

Cost of sales was $5.7 million for the three months ended March 31, 2006, an increase of $2.0 million, or 55% compared to $3.7 for the same period of the prior year. As a result, the gross margin for the three months ended March 31, 2006 was 35%, a 6% increase over the 29% gross margin for the same period in the prior year. The gross margin improvement is attributed to a shift in the sales mix away from the lower value-added products toward the higher value-added ones. In addition, our continued efforts to re-engineer product designs resulted in a reduction in production costs of our existing products while maintaining or increasing their quality. Meanwhile, costs of raw material and components decreased approximately 1% during this period as compared with the price of raw materials and components for the same period in the prior year.

Selling Expenses

Selling expenses were $223,000 for three months ended March 31, 2006, an increase of $88,000 or 65% compared to $135,000 during the same period of 2005. The increase was attributable to the increase in commissions paid by $31,000 to the trade agencies as a result of the increase in our sales to international customers from $4.4 million for the three months ended March 31, 2005 to $7.2 million for the same period of 2006. During the first quarter of 2006, we began marketing our brand internationally. We participated in the Consumer Electronics Show in Las Vegas, United States in January 2006. As a result, the exhibition and adverting expenses increased by $20,000. As a percentage of net revenue, selling expenses were approximately 2.6% for both of the three months ended March 31, 2006 and 2005, respectively.

Research and Development

For the three months ended March 31, 2006, the research and development expenses were $304,000, before being offset by the government subsidies that were specified for supporting research and development effort via the proceeds collected from value added tax, an increase of $77,000 or 47% compared to $207,000 for the same period in the prior year. This increase in research and development expenses was due to an increase effort to develop new types of backlight products to become a leader in backlight technology advancement. We firmly committed to enhancing such advantages. Approximately 59% of the R&D expenses for three months ended March 31, 2006 were for the consumption of molds, material for experiments and production of samples, compared to 56% in the same period of the prior year. Approximately 24% of the R&D expenses for the three months ended March 31, 2006 were for payroll purpose, compared to 28% for the same period of the prior year. The rest of the R&D expenses resulted from training of personnel and attendance at cutting-edge industry events, which was 17% for the three months ended March 31, 2006, compared to 16% in the same period of the prior year.

General and Administrative Expenses

General and administrative expenses were $420,000 for the three months ended March 31, 2006, a 149% increase from the $169,000 for the same period in the prior year. The increase was attributed mainly to the incurrence of amortized share-based compensation of $265,000 as a result of granting 540,000 shares of stock options on March 1, 2006. Without including the amortization of share-based compensation, the general and administrative expenses amounted to $155,000 for the three months ended March 31, 2006, which was slightly reduced due to our effort to tighten cost control, compared the $169,000 for the same period of the prior year. As a percentage of net revenue, they represented 4.8% and 3.2% for the three months ended March 31, 2006 and 2005, respectively.

Interest Income (Expense)

The net interest income was $18,000 for the three months ended March 31, 2006, representing a swing of $25,000 compared with an interest expense of $7,000 during the same period in 2005. During the three months ended March 31, 2005, we had a term loan of $483,000 outstanding and corresponding interest. As the loan was paid off on October 28, 2005, there was no interest expense during the three months ended March 31, 2006. We had no interest-bearing debt outstanding. Interest income was a result of proceeds from the private placement took place on March 17, 2006.

Income Tax Provision

Income tax provision for the three months ended March 31, 2006 was approximately $127,000, an increase of $81,000, or 173% compared to $46,000 for the three months ended March 31, 2005. The increase in income tax provision was attributed mainly to the increase in taxable income in Diguang Electronics, as this entity was the only entity subject to corporate income tax. The taxable income in Diguang Electronics for the three months ended March 31, 2006 was $1.6 million, compared to $464,000 of taxable income in Diguang Electronics for the three months ended March 31, 2005. The increase in taxable income was a result of a combination of an increase in sales and a decrease in operating expenses as a percentage of total sales.

Net Income

Net income was $2.0 million for the three months ended March 31, 2006, an increase of 98% from $1.0 million for the same period in the prior year. The increase in net income was due mainly to the improved gross margin and the increase in net revenue. As a percentage of total revenue, net income expanded to 23.2% in the three months ended March 31, 2006 from 19.8% in the same period in the prior year.

Earning Per Share

The basic earnings per share were $0.11 for the three months ended March 31, 2006, an increase of 83% from $0.06 for the same period in the prior year. The increase of earnings per share was due to the increase of net income attributable to common shareholders, which was 2.0 million for the three months ended March 31, 2006, an increase of 1.0 million or 98%, from approximately $1.0 million for the same period of the prior year. And the weighted average common shares outstanding increased to 18.9 million for the three months ended March 31, 2006, an increase of 676,000 or 4%, from $18.3 million for the same period in the prior year.

Liquidity and Capital Resources

As of March 31, 2006, we had total assets of $35.5 million, of which cash amounted to $17.4 million, account receivable amounted to $7.5 million and inventories amounted to $3.4 million. Our working capital was approximately $23.3 million and our equity was $27.3 million. Our quick ratio was approximately 3.4:1.

Comparison of the Three Months Ended March 31, 2006 and March 31, 2005

Net cash from operations was $379,000 for the three months ended March 31, 2006, a 33% decrease from the $568,000 for the same period in the prior year. Even though net income increased by 98% for the three months ended March 31, 2006 compared to the same period in the prior year, however, net cash provided by operating activities was still decreased due to the following reasons. First, the depreciation expense increased by $49,000 compared to the depreciation in the same period of the prior year; there was non-cash share-based compensation of $265,000 whereas there was no such item in the same period of the prior year. Therefore, non-cash expenses generated positive cash flow of approximately $314,000. Second, the changes in operating assets and liabilities were due to the following reasons. The accounts receivable balance at the reporting date increased approximately $1.4 million compared to the accounts receivable balance at December 31, 2005. The increase in accounts receivable was consistent with the increase in net revenue. In order to support the increase in net revenue, our total purchase increased accordingly for the three months ended March 31, 2006 However, our accounts payable balance at March 31, 2006 decreased by $286,000 due to the fact that we accelerated payments to the outstanding accounts payable. Our inventory level and advance to suppliers decreased by approximately $16,000 and $309,000, respectively, compared to the inventory level at December 31, 2005. The advance from customer decreased by $335,000 and other receivables increased by $413,000 compared to the balances at December 31, 2005, which resulted in negative cash flows. Increase in income tax payable at March 31, 2006 generated a positive cash flow of approximately $175,000. The following summarized the impact of changes in operating assets and liabilities on cash flow with an effect larger than $20,000.

$1,394,000 of Accounts receivable (negative cash flow)
$309,000 of advance to suppliers (positive cash flow)
$286,000 of accounts payable (negative cash flow)
$413,000 of other receivable (negative cash flow)
$73,000 of accrued liabilities (negative cash flow)
$335,000 of advance from customers (negative cash flow)
$175,000 of income tax payable (positive cash flow)

Net cash used in investing activities amounted to $3.64 million for the three months ended March 31, 2006, an increase of $1.28 million or 54% compared to the $2.36 million cash used in investing activities during the same period in the prior year. In the first three months of 2006, we invested cash of $1.5 million into short term deposits compared to cash proceeds of the same period of the prior year. Purchase of fixed assets decreased to $66,000 during the three months ended March 31, 2006 from $668,000 for the same period in the prior year during which we moved to the new and significantly larger production facility and purchased new equipment and other fixed assets. All of the additions to plant, property and equipment allowed us to increase our sales revenue significantly. The amount due from related parties generated a negative cash flow of $269,000 during the three months ended March 31, 2006, which was related to Dihao Electronics (Yangzhou) Co. Ltd. and was disclosed in the notes to related party transaction. During the three months ended March 31, 2006, we made payment of approximately $1.8 million in addition to the deposit of $99,000 paid before December 31, 2005 and closed the transaction of purchasing a new office space in Shenzhen, which has not been put into use at March 31, 2006.

The primary source of cash flow for the three months ended March 31, 2006 was from financing activities. In March 2006, we completed a $12 million private placement in connection with the effectuation of a reverse merger with Online Processing, Inc. Net proceeds from the transaction were approximately $9.8 million after recording the accrued offering expenses of approximately $502,000. The capital raised will be used to fund our next phase of expansion based on our new product offerings. We paid dividends of approximately $111,000 in order to clear all outstanding related party receivable and payable between the Company and its shareholders whereas there was no dividends paid for the three months ended March 31, 2005.

New Accounting Pronouncements

In November 2004, the FASB issued Statement of Accounting Standards No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 eliminates the “so abnormal” criterion in ARB No. 43 “Inventory Pricing.” SFAS No. 151 no longer permits a company to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. SFAS No. 151 reduces the differences between U.S. and international accounting standards. SFAS No. 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. The Company does not believe that this pronouncement will have a material effect on the Company’s financial position and net income.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” (SFAS No. 154). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 generally requires retrospective application to the prior period financial statements of voluntary changes in accounting principles. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its results of operations or financial condition.

Quantitative and Qualitative Disclosures About Market Risk

Transaction Risk and Currency Risk Management

Our operations do not employ financial instruments or derivatives which are market sensitive and therefore we are not subject to the financial market risks associated with such instruments and derivatives.

Exchange Rate Sensitivity

Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since a majority of our sales in 2005 were made in U.S. dollars and Hong Kong dollars, and since the Hong Kong dollar is pegged to the U.S. dollar at an amount in the range of 7.75 to 7.85, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. Our interest expense is sensitive to changes in the general level of interest rates in the U.S.

Due to the nature of our short-term investments, we do not believe that there is any material market risk exposure and therefore do not believe that quantitative tabular disclosures are required.

Our production base is in China, which results in a substantial portion of our operating expenses being denominated in Renminbi, although the majority of our purchases are made in U.S. dollars.

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate has remained stable over the past several years. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.3% fluctuation. As a result, the exchange rate of the Renminbi recently rose to 8.11 against the dollar, amounting to a 2% appreciation of the Renminbi. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business, as described in Risk Factors, above.

We currently do not engage in hedging or other activities to control the risk of our foreign currency exposure.

Exchange Controls

Chinese law allows enterprises owned by foreign investors to remit their profits, dividends and bonuses earned in China to other countries, and the remittance does not require prior approval by the State Administration on Foreign Exchange. SAFE regulations formerly required extensive documentation and reporting, some of which was burdensome and slowed payments. If there is a return to payment restrictions and reporting, the ability of a Chinese company to attract investors will be reduced. Also, current investors may not be able to obtain the profits of the business which they own as a result of other restrictions that the Chinese government may impose.  Relevant Chinese law and regulation permit payment of dividends only from retained earnings, if any, determined in accordance with Chinese accounting standards and regulations. It is possible that the Chinese tax authorities may require changes in our reported income that would limit our ability to pay dividends and other distributions. Chinese law requires companies to set aside a portion of net income to fund certain reserves which amounts are to distributable as dividends. These rules and possible changes could restrict a company in China from repatriating funds to us and our shareholders as dividends.

Interest Rate Risk

We are equity financed and do not have any debt that is subject to interest rate change risk.

ITEM 3. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

b. Internal Controls. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with the first fiscal year ending on or after July 15, 2007, to include in our annual report an assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of fiscal year ending on or after July 15, 2007. Furthermore, our independent registered public accounting firm BDO Reanda will be required to attest to whether its assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of July 14, 2007. We have not completed our assessment of the effectiveness of our internal controls. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to its assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations. Any of these failures could have a negative effect on the trading price of our stock.

c. Changes in Internal Controls. There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings - None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information called for in this item was provided in the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were submitted to security holders for a vote on February 27, 2006:

-	Change of the Company’s name from Online Processing Inc. to Diguang International Development Co., Ltd.;
-	Increase of the Company’s authorized common stock from 25 million shares to 50 million shares, par value $0.001.

Votes on both of these matters were obtained by means of the written consent of a majority of our stockholders. As to each, the shares voting in favor were 4,968,000, or 71.89%.

On March 10, 2006, a majority of our shareholders approved, by written consent, the entry into the Amended and Restated Share Exchange Agreement between the Company and all of the stockholders of Diguang International Holdings, Ltd. The shares voting in favor of entry into that agreement were 4,968,000, or 71.89%.

ITEM 5. OTHER INFORMATION

On April 21, 2006, we filed a Current Report on Form 8-K disclosing that on April 21, 2006, we entered into a Purchase Option Agreement ("Option Agreement") with Sino Olympics Industrial Limited ("Sino Olympics"), a British Virgin Islands corporation, Shenzhen Diguang Electronics Co., Ltd., a Peoples Republic of China ("PRC") company, and Messrs. Song Yi and Song Hong ("the Songs"), both residents of PRC. Sino Olympics, which is wholly owned by the Songs, currently owns a 32.5% equity interest in North Diamond International Co., Ltd. ("North Diamond"), a Britsh Virgin Islands corporation, which has established a wholly owned company in the PRC about to begin the production of backlight products. Sino Olympics has an option to acquire an additional 32.5% interest in North Diamond common stock from another stockholder at an exercise price of $1 per share, which is equivalent to a total purchase price of $487,500. Under the Option Agreement, we have the right to purchase from Sino Olympics its entire equity interest in North Diamond, including the option to acquire the additional 32.5% ownership, for a period of one year from the date of the Option Agreement. The consideration to be paid for the exercise of the option is the amount that Sino Olympics paid for its interest, plus interest at the rate of 6% per annum, plus the assumption of any remaining obligation of Sino Olympics to contribute registered capital to North Diamond. In consideration for the Sino Olympics's entry into the Option Agreement, we and Shenzhen Diguang Electronics Co., Ltd. have agreed to allow the Songs to devote such time and attention to the business of North Diamond as they deem appropriate, subject to the oversight of the independent members of our board of directors.

On May 12, 2006, we entered into an Amended and Restated Purchase Option Agreement (“Amended Agreement”) which superceded the Option Agreement. The parties to, and the terms and conditions of, the Amended Agreement are wholly identical to the Option Agreement save for the following respects. First, Sino Olympics’s current ownership of a 32.5% equity interest ("the Equity Interest") in North Diamond is in exchange for a total contribution of $487,500 in registered capital, and not as was stated in the Option Agreement, in exchange for a total contribution of $20,000,000 in authorized capital. Second, Sino Olympics granted us the option to purchase, on or before May 12, 2007, all of the Equity Interest, including the option to acquire the additional 32.5% ownership in North Diamond, and not as was stated in the Option Agreement, on or before April 21, 2007. Third, the interest at the rate of 6% per annum which forms part of the consideration applies to both the Equity Interest and the additional 32.5% interest in North Diamond. Furthermore, the Amended Agreement elaborated that the interest at the rate of 6% per annum shall commence on the date of payment made by Sino Olympics towards its registered capital of North Diamond and shall end on the date we exercise the option. Finally, the Amended Agreement shall terminate if we fail to exercise the option prior to May 12, 2007, and not as stated in the Option Agreement, prior to April 21, 2007.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

3.1(i)	Articles of Incorporation as Amended*

3.1(ii)	By laws of Online Processing Inc. (now known as Diguang International Development Co., Ltd.)*

10.1	Amended and Restated Share Exchange Agreement*

10.2	Amended and Restated Purchase Option Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934 (filed herewith electronically).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934 (filed herewith electronically).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2006.

b. REPORTS ON FORM 8-K - NONE

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD

Dated: May 15, 2006	By:	/s/ Song Yi
Song Yi
Chief Executive Officer