Form 10QSB
period 2006-06-30
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2006-08-18
CIK 1158722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark one)
☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act YES ☐ NO ☒
22,593,000 shares of $0.001 par value common stock outstanding as of June 30, 2006
Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

Diguang International Development Co., Ltd.
Form 10-QSB
For the Quarter Ended June 30, 2006

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,	June 30,
	2005	2006
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,054,568	$21,213,037
Short term deposits	1,056,122	290,864
Accounts receivable, net of allowance for doubtful accounts of $491,908	6,081,427	6,680,048
Trade receivable from a related party	-	619,784
Inventories	3,447,096	3,711,681
Other receivables	80,318	157,519
Advance to suppliers	417,781	365,288
Amount due from related parties	21,538	-
Total current assets	21,158,850	33,038,221

Property and equipment, net	2,119,893	2,307,068
Prepayment for purchasing office space	99,130	1,922,604
Deferred offering expense	25,718	-
Total assets	$23,403,591	$37,267,893

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,868,614	$6,154,479
Advance from customers	334,943	-
Accruals and other payables	1,277,161	1,282,515
Accrued payroll and related expense	221,295	289,437
Dividend payable	111,140	-
Income tax payable	572,159	415,666
Amount due to related parties	137,440	102,197
Total current liabilities	8,522,752	8,244,294
Total liabilities	8,522,752	8,244,294

Shareholders’ equity:
Common stock, par value $0.001 per share, 50 million shares authorized, 18,250,000 shares and 22,593,000 issued and outstanding	18,250	22,593
Additional paid-in capital	1,872,598	13,119,839
Appropriated earnings	501,833	501,833
Retained earnings	12,328,675	15,111,477
Translation adjustment	159,483	267,857
Total stockholders’ equity	14,880,839	29,023,599
Total liabilities and stockholders' equity	$23,403,591	$37,267,893

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In US Dollars)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Revenues, net	$18,386,469	$17,739,174	$13,197,505	$8,987,996
Cost of sales	11,979,215	11,401,124	8,316,130	5,725,252

Gross profit	6,407,254	6,338,050	4,881,375	3,262,744

Selling expense	410,365	762,379	275,068	539,506
Research and development costs	421,806	591,225	286,383	286,942
General and administrative expenses	703,482	2,012,742	534,887	1,512,535

Income from operations	4,871,601	2,971,704	3,785,037	923,761

Interest income (expense), net	(16,704)	105,386	(9,635)	86,890
Investment income (loss)	-	28,257	3,246	23,244
Other income	72,518	-	72,518	(345)
Non-operating income (expense), net	(1,755)	12,485	1,274	7,947

Income before income taxes	4,925,660	3,117,832	3,852,440	1,041,497

Income tax provision	224,522	335,030	178,106	208,093

Net income	$4,701,138	$2,782,802	$3,674,334	$833,404

Weighted average common shares outstanding - basic	18,250,000	20,769,420	18,250,000	22,593,000

Earnings per share - basic	0.26	0.13	0.20	0.04

Weighted average common shares outstanding - diluted	18,250,000	20,985,087	18,250,000	22,919,392

Earning per shares - diluted	0.26	0.13	0.20	0.04

Other comprehensive income :
Net income	$4,701,138	$2,782,802	$3,674,334	$833,404
Translation adjustment	204	108,374	(2,684)	49,373

Comprehensive income	$4,701,342	$2,891,176	$3,671,650	$882,777

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Other
			Additional			Accumulated
	Common Stock		Paid-in	Appropriated	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Earnings	Income (Loss)	Total

Balance at January 1, 2005	18,250,000	$18,250	$636,153	$133,507	$7,184,389	$2,465	$7,974,764

Retained earnings converted to capital	-	-	1,236,445	-	(1,236,445)	-	-

Appropriation	-	-	-	368,326	(368,326)	-	-

Dividends declared	-	-	-	-	(2,100,000)	-	(2,100,000)

Net income for the year	-	-	-	-	8,849,057	-	8,849,057

Translation adjustment	-	-	-	-	-	157,018	157,018

Balance as of December 31, 2005	18,250,000	18,250	1,872,598	501,833	12,328,675	159,483	14,880,839

Reorganization and recapitalization (unaudited)	1,943,000	1,943	(44,425)	-	-	-	(42,482)

Common shares issued (unaudited)	2,400,000	2,400	10,256,976	-	-	-	10,259,376

Offsetting deferred offering expenses (unaudited)	-	-	(25,718)	-	-	-	(25,718)

Fair value of stock options granted (unaudited)	-	-	1,060,408	-	-	-	1,060,408

Net income for the period (unaudited)	-	-	-	-	2,782,802	-	2,782,802

Translation adjustments (unaudited)	-	-	-	-	-	108,374	108,374

Balance as of June 30, 2006 (unaduited)	22,593,000	$22,593	$13,119,839	$501,833	$15, 111,477	$267,857	$29,023,599

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In US Dollars)

	Six Months Ended June 30,
	2005	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$4,701,138	$2,782,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	97,278	170,216
Bad debts allowance	255,102	-
Amortization of deferred stock compensation	-	1,060,408
Changes in operating assets and liabilities:
Accounts receivable	(5,744,121)	(1,024,476)
Inventory	(2,267,595)	(263,638)
Other receivables	(1,580,403)	(333,870)
Deposits, prepayment and other assets	28,341	(41,502)
Accounts payable	5,736,808	285,381
Accruals and other payable	584,356	60,477
Advance from customers	121,258	(335,555)
Taxes payable	78,660	(156,990)

Net cash provided by operating activities	2,010,822	2,203,253

Cash flows from investing activities:
Purchase of fixed assets	(1,095,196)	(356,692)
Disposal of marketable securities	290,752	765,258
Deposit for office building	-	(1,816,027)
Due from related parties	(777,851)	21,538

Net cash used in investing activities	(1,582,295)	(1,385,923)

Cash flows from financing activities:
Common share issued	-	12,000,000
Offering expenses		(1,647,124)
Due to related parties	(522,978)	(2,339)
Dividend paid	-	(111,140)

Net cash provided by (used in) financing activities	(522,978)	10,239,397

Effect of changes in foreign exchange rates	204	101,742

Net increase (decrease) in cash and cash equivalents	(94,247)	11,158,469

Cash and cash equivalents, beginning of the period	5,352,758	10,054,568

Cash and cash equivalents, end of the period	$5,258,511	$21,213,037

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. All of the consolidated financial statements have been prepared based on generally accepted accounting principles in the United States.

Foreign Currency Translations and Transactions

The Renminbi (“RMB”), the national currency of PRC, is the primary currency of the economic environment in which the operations of one of subsidiaries, Diguang Electronics, are conducted. Hong Kong dollar is the primary currency of the economic environment in which the operations of one of subsidiaries, Well Planner, are conducted. U.S dollar is the functional currency in which Diguang Technology, one subsidiary established under the laws of the British Virgin Islands (the “BVI”), recorded all its activities. The Company uses the United States dollars (“U.S. dollars”) for financial reporting purposes.

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

Revenue Recognition

Revenue generated from sales of backlight units is recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained, which means the significant risks and rewards of the ownership have been transferred to the customer, and the price is fixed or determinable and collectibility is reasonably assured.

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2005 and June 30, 2006 were adequate, respectively. However, actual write-off might exceed the recorded allowance.

The following table presents allowance activities in accounts receivable.

	December 31,	June 30,
	2005	2006
		(Unaudited)

Beginning balance	$459,847	$491,908
Additions charged to expense	32,061	-
Recovery	-	-
Write-off	-	-

Ending balance	$491,908	$491,908

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

The Company adopts the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No.144”). SFAS No.144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets in the six-month ended June 30, 2005 and 2006.

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

There is no income tax for the companies domiciled in the BVI. Accordingly, the Company’s financial statements do not present any income tax provision related to the BVI tax jurisdiction.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company was established under the laws of the State of Nevada and is subject only to federal income tax and not subject to any state income. Because its main operating activities are located in outside the U.S., the taxable income outside the U.S. may not be able to offset the taxable loss generated in the U.S. Online Processing, Inc. may accumulated certain net operation loss carry forwards; however, due to the changes in ownership, the use of these net operation loss carry forwards may be limited in accordance with the U.S. tax laws.

Because the consolidated financial statements were based on the respective entities’ historical financial statements, the effective income tax rate for the periods reported only represent the effect of actual income tax provisions incurred in Diguang Electronics.

At December 31, 2005 and June 30, 2006, the allowance for doubtful accounts at Diguang Electronics was $41,779 and $41,779, respectively. The remaining balance of $450,129 and $450,129 of the allowance for doubtful accounts at December 31, 2005 and June 30, 2006, respectively, was of Diguang Technology, which is not subject to any corporate income tax. Because Diguang Electronics is the only entity which will be subject to corporate income tax at a rate of 10%, the impact of deferred tax assets arising from the allowance for doubtful accounts at Diguang Electronics level at December 31, 2004 and 2005, respectively, was minimal. Except this minimal impact of deferred tax assets, the Company did not have any other temporary differences which would have given rise to deferred income tax assets and liabilities. Accordingly, the Company did not provide the disclosure of deferred tax assets and liabilities for the periods reported.

Research and Development

Research and development costs are expensed as incurred. The actual research and development expenses incurred for the six-month ended June 30, 2005 and 2006 were $493,225 and $591,225, respectively. The Company received government subsidies of $71,419 and $0 during the six months ended June 30, 2005 and 2006, respectively. After offsetting against the government subsidies, which were specified for supporting research and development efforts via the proceeds collected from value added tax, the net research and development expenses for the six months ended June 30, 2005 and 2006 were $421,806 and $591,225, respectively. The $71,419 was received during the first quarter of 2005.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - REORGANIZATION AND RECAPITALIZATION

On January 10, 2006, Online Processing, Inc. (“Online” thereafter) entered into a stock exchange agreement with Diguang International Holdings Limited (Diguang Holdings thereafter). Pursuant to the stock exchange agreement, without raising $12 million, the reverse acquisition will not be effective, vice versus, without reverse acquisition being effective, the private placement will be not closed.

On March 17, 2006, Online issued 2.4 million shares of its common stock in exchange for the gross proceeds of $12 million and issued 18,250,000 shares of its common stock in exchange for 100% equity interest in Diguang Holdings, making Diguang Holdings a wholly owned subsidiary of  Online. Consummating the above two transactions simultaneously, Online and Diguang Holdings successfully fulfilled its contractual obligations, respectively, under the Stock Exchange Agreement on March 17, 2006.

Online Processing Inc. was organized under the laws of the State of Nevada in 2000.  Its initial business was to provide Internet-based mortgage processing for mortgage brokers.  It had never been able to achieve profitability in that business so it began searching for operating companies to acquire in order to increase shareholder value.

In February 2003, through a share exchange, it acquired 100% of the issued and outstanding stock of Communication Field Services, Inc. (“CFS”), a Nevada corporation engaged in the business of providing installation, maintenance and servicing of communication technologies.  Online’s plan was to secure additional financing to expand the CFS’ business, but it was unable to do so, and in March 2003, Online decided to cease commercial operations in CFS.  Since then, there were no real meaningful operating activities in Online. Thereafter it began the process of reviewing new business opportunities with the intention to maximize shareholders’ interest, looking at possible business acquisitions in North America and internationally. In accordance with the Stock Exchange Agreement, Online implemented a reverse split of 3-for-5 making the total outstanding shares from 11,518,233 at December 31, 2005 into 6,910,940 shares. Then its CEO, Terri Wonderly, agreed to cancel 4,697,940 shares of common stock that she owned. Consequently, Online ended up with having 1,943,000 shares issued and outstanding right before the effective of the aforementioned stock exchange transaction and fund raising transaction. Of the 1,943,000 shares issued and outstanding, the existing shareholders of Online own 900,000 share, Chardan Capital, the financial consultant, owns 800,000 shares, and the placement agents own the remaining 243,000 shares.

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

Shenzhen Diguang Electronics Co. Ltd. “Diguang Electronics” was established as an equity joint venture in Shenzhen under the laws of the People’s Republic of China (the “PRC”) on January 9,1996 with the registered capital of RMB15 million (equivalent $1,840,845) as of December 31, 2005 and an operating life of 20 years starting on that date. Diguang Electronics designs, develops and manufactures LED and CCFL backlight units. These backlight units are essential components used in illuminating display panels such as TFT-LCD and color STN-LCD panels. These display panels are used in products such as mobile phones, PDAs, digital cameras, liquid crystal computer or television displays and other household and industrial electronic devices. Diguang Electronics’ customers are located in both China and overseas.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Diguang Science and Technology (HK) Limited “Diguang Technology” was established under the laws of the British Virgin Islands on August 28, 2003 and has handled all sales to international customers and procurements of electronic components and materials for Diguang Electronics.

The above stock exchange transaction resulted in those shareholders of Diguang Holdings obtaining a majority voting interest in Online. Generally accepted accounting principles in the United States of America require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Based on the fact that the above two transactions were consummated simultaneously, the two transactions have been accounted for as a reverse acquisition with a shell company with cash as Diguang Holdings has acquired controlling equity interest in Online as of March 17, 2006. The reverse acquisition process utilizes the capital structure of Online and the assets and liabilities of Diguang Holdings are recorded at historical cost.

Diguang Holdings is the continuing operating entity for financial reporting purposes and the financial statements prior to March 17, 2006 represent Diguang Holdings’ financial position and results of operations. As of March 17, 2006, Online had no assets, $42,482 of liabilities, and the corresponding negative shareholders’ equity with 1,943,000 shares of common stock issued and outstanding, all of which were included in the consolidated financial statements of Diguang Holdings as of June 30, 2006. Please see the unaudited stockholders’ equity statement for the period from January 1, 2006 to June 30, 2006, and note that this reorganization transaction was deemed a non-cash transaction for cash flow statement purposes. Although Diguang Holdings is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Online as the surviving company did not change.

NOTE 3 - INVENTORIES

Inventories consisted of the following:

	December 31,	June 30,
	2005	2006
		(Unaudited)

Raw materials	$1,823,996	$1,517,050
Work in progress	78,752	97,673
Finished goods	1,544,348	2,096,958

	$3,447,096	$3,711,681

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment at cost is as follows:

	December 31,	June 30,
	2005	2006
		(Unaudited)

Machinery	$1,577,166	$1,746,745
Office equipment	470,086	1,038,976
Vehicles	144,995	156,154
Software	27,124	8,994
Leasehold improvement	373,427	-

	2,592,798	2,950,869
Accumulated depreciation	(472,905)	(643,801)

	$2,119,893	$2,307,068

The depreciation and amortization for the six-month ended June 30, 2005 and 2006 were $97,278 and $170,216, respectively.

Pursuant to the board resolution of Diguang Electronics dated December 12, 2005, it was resolved that Diguang Electronics would acquire an office space of 1,220 square meters in Shenzhen at a total cost of RMB15,369,877 (equivalent of $1,917,232). On January 25, 2006, a pre-sale agreement was reached. Diguang Electronics had made full payment of RMB15,369,877 and the office space had not put in use by June 30, 2006.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party Relationships

Name of Related Parties	Relationship with the Company

Mr. Yi Song	One of the shareholders of the Company
Mr. Hong Song	One of the shareholders of the Company
Shenzhen Diguang Engine & Equipment Co., Ltd. (a China based entity)	80% owned by Mr. Yi Song and 20% owned by Mr. Hong Song
Dongguan Diguang Electronic Science and Technology Co., Ltd. (a China based entity from which Diguang Electronics has rented the plant.)	92% owned by Sino Olympics Industrial Limited and 8% owned by Shenzhen Diguang Engine & Equipment Co., Ltd.
Sino Olympics Industrial Limited	The representative of Song’s brothers
Dihao Electronics (Yangzhou) Co., Ltd.	59.5% owned by Sino Olympic Industrial Ltd.

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

As of June 30, 2006, the break-down details of due from/to related parties were summarized as follows:

Due from related parties	Diguang Engine & Equipment	Dongguan Diguang	Dihao Electronics (Yangzhou)	Total
At 12/31/05	21,538	-	-	21,538
Addition - sales	-	-	720,629	720,629
Addition - rental deposit	-	142,602	-	142,602
Addition - prepaid rental	-	47,534	-	47,534
Cash received	(21,538)	-	(290,980)	(312,518)
At 06/30/06	-	190,136	429,649	619,785

Due to related parties
At 12/31/05	2,339	135,101	-	137,440
Addition - rental	-	135,093	-	135,093
Payment made	(2,355)	(167,997)	-	(170,352)
Translation adjustment	16	-	-	16
At 06/30/06	-	102,197	-	102,197

During the six months ended June 30, 2006, Diguang Electronics made a rental deposit of $142,602 and prepaid rental of $47,534 to Dongguan Diguang Electronic Science and Technology Co., Ltd., resulting in a related party trade receivable of $190,136 as of June 30, 2006.

During the six months ended June 30, 2006, Diguang Electronics made sales of components of CCFL backlights of $720,629 to Dihao Electronics (Yangzhou) Co., Ltd., and received cash of $290,980 resulting in a related party trade receivable of $429,649 as of June 30, 2006.

During the six months ended June 30, 2006, the Company accrued rental payable of $135,093 to Dongguan Diguang Electronic Science and Technology Co., Ltd and made payments of $167,997 to that entity.

NOTE 6 - EQUITY TRANSACTIONS

As of March 17, 2006, right before the reverse merger and private placement took place, Online had 11,518,233 shares of common stock outstanding. The board of directors and majority shareholders of Online resolved to implement a 3-for-5 reverse split. Consequently, the total outstanding share after reverse split was 6,910,940. Terry Wonderly, the majority shareholder, agreed to cancel 4,967,940 shares of common stock she owned. After this cancellation, Online had 1,943,000 shares of common stock outstanding right before reverse merger and private placement. Of the 1,943,000 shares of common stock issued and outstanding, Chardan Capital, LLC (the consultant for Online for the reverse merger and private placement) accounted for 800,000 shares and Chardan Capital Markets, LLC and Maxim Capital, LLC (two placement agents) accounted for 243,000 shares.

On March 17, 2006, in connection with the reverse acquisition between Diguang International Holdings and Online, the Company issued 2.4 million shares of its common stock to 94 accredited investors at $5.00 per share to raise a gross amount of $12 million. After deducting the offering expenses of $1,647,124 paid by cash and the accrued offering expense of $93,500, the Company recorded the net proceeds of $10,259,376. The Company also deducted from additional paid-in capital the offering expenses of $25,718 incurred in 2005 and presented as a deferred expense on the balance sheet as of December 31, 2005. This deduction was deemed as a non-cash transaction for cash flow statement purpose.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - EQUITY TRANSACTIONS (Continued)

Pursuant to article 9(h) of the revised and amended Share Exchange Agreement, the Company agreed to file a registration statement within 90 days from March 17, 2006 for shares issued through the private placement and included in the registration rights agreement entered into between the Company and each investor participated in the private placement. The Company agreed to use its best efforts to have the registration statement declared effective within 180 days of filing or 5 days of the date that it is informed by the SEC staff that (i) the SEC will not review the registration statement or (ii) the Company may request the acceleration of the effectiveness of the registration statement and the Company makes such request. Furthermore, the Company is obligated to maintain the effectiveness of the resale registration statement from the effective date through and until 24 months after the effective date. If the resale registration statement is not filed with the SEC on or prior to the 90th day after March 17, 2006, the total number of shares of common stock sold in this private placement and covered by the registration statement for each investor shall be increased by two percent (2%) per month for each month (or portion thereof) that the registration statement is not so filed, provided that the aggregate increase in such shares will in no event exceed 20%.

In accordance with the signed Share Exchange Agreement, the shareholders of Diguang International Holdings Limited will be granted certain incentive shares if the Company (post reverse merger) meets certain financial performance criteria. The incentive shares and financial performance criteria are as follows:

	Total Incentive Shares	2006	2007	2008	2009
Sino Olympics Industries Limited	6,000,000	500,000	1,500,000	2,000,000	2,000,000
After-tax Profit Target (in million) (1)		$15.7	$22.8	$31.9	$43.1

(1)  After-tax profit targets shall be the income from operations, less taxes paid or payable with regard to such income, excluding the effect on income from operations, if any, resulting from issuance of Incentive Shares in any year. By way of example, if the Incentive Shares for 2006 are earned and issued in 2007 with an aggregate value of $7 million, and as a result the income from operations for 2007 is reduced by $7 million, the determination of whether the after-tax profit targets are hit for 2007 will be made without deducting the $7 million from income from operations.  That is, if income from operations was $20 million after the charge for issuance of the Incentive Shares, for purposes of issuance of Incentive Shares for 2007, income from operations will be deemed to be $27 million, and whether the target is hit will be determined by deducting from $27 million the amount of taxes that would have been paid or payable had income from operations actually been $27 million.

The Company accounts for the transactions of issuing these incentive shares based on the fair value of granting date in accordance with SFAS 123R. Under SFAS 123R, the grant date was effective march 17, 2006. Accordingly, the compensation expense has been calculated, but will be recorded over the period (in which the shareholders of Diguang Holdings can earn any of the amounts each year) only if meeting the prescribed target in the Share Exhcange Agreement is probable. The Company assessed that the expense would not be recorded as the annualized operating result would not meet the required amount of the year ended December 31, 2006.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK OPTIONS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments.” The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R. There were no stock options issued before January 1, 2006. The Company used Black-Scholes option pricing model to determine the fair value of stock options on the grant date. The fair value of stock options for 540,000 shares was at approximately $11.10 per share, resulting in a share-based compensation totaling $5,992,509. Of the total fair value of 5,992,509, only $1,060,408 was recognized as expenses as only 95,532 shares of option became exercisable on June 30, 2006 and the remaining fair value will be recognized as they are amortized along with the vesting process.

Assumptions

The disclosure of the above fair value for these awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	June 30,
	2005	2006

Expected volatility	N/A	48.04%
Weighted average volatility	N/A	N/A %
Expected life	N/A	7 years
Risk free interest rate	N/A	4.600%

The expected volatilities are essentially based on the historical volatility of the Company’s stock. The observation is made on a daily basis. The period of observation covered was from January 1, 2005 to March 1, 2006. The expected terms of stock options are based on the average vesting period and the contractual life of stock options granted. The 400,000 shares of stock options granted to employees vest on each of the first four anniversaries of the granting date. The 60,000 shares of stock options granted to directors vest at the end of each month starting from the granting date for 36 months in order to match the term of directorship. The 80,000 shares of stock options granted to the Chief Financial Officer vest at the end of each month starting from the granting date for 48 months. The risk-free rate is consistent with the expected terms of stock option and based on the U.S. Treasury yield curve in effect at the time of grant. Based on the fact that the Company has not issued any options before, the Company will obtain the forfeiture experience and based on the historical forfeiture experience the Company will determine the forfeiture factor to determine the proper amount of share-based stock compensation.

Stock Option Plan

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”), which is shareholder-approved, permits the grant of stock options to its employees of up to 1,500,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price per share equal to the market price of the grant date. These options have up to ten-year contractual life term. Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date. The share-based compensation will be amortized based on graded vesting method over the four years or over the three years regarding the options granted to directors in order to match their directorship terms.

A summary of option activities under the 1998 Plan during the six months ended June 30, 2006 is presented as follows:

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK OPTIONS (Continued)

			Weighted -	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value at
		Exercise	Contractual	Reporting
Stock Options	Shares	Price	Term	Date
Outstanding at Janaury1, 2006	--	$--	--	--
Granted	540,000	5.00	7
Exercised	--
Forfeited or expired	--
Outstanding at June 30, 2006	540,000	5.00	7	$5,366,670
Exercisable at June 30, 2006	95,532	$5.00	7	$1,060,408

A summary of the status of the Company’s non-vested stock options during the six months ended June 30, 2006 is presented below:

Non-vested Options	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2006	-	$-
Granted	540,000	11.10
Vested	95,532	(11.10)
Forfeited	-	-
Non-vested at June 30, 2006	4,468	$11.10

NOTE 8 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	Six Months Ended June 30		Three Months Ended June 30
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to common shareholders	$4,701,138	$2,782,802	$3,674,334	$833,404
Net income used in computing diluted earnings per share	$4,701,138	$2,782,802	$3,674,334	$833,404

Denominator:
Weighted average common shares outstanding - basic	18,250,000	20,769,420	18,250,000	22,593,000
Potential diluted shares from stock options granted	-	215,667	-	326,392
Weighted average common share outstanding - diluted	18,250,000	20,985,087	18,250,000	22,919,392

Basic earnings per share	$0.26	$0.13	$0.20	$0.04
Diluted earnings per share	$0.26	$0.13	$0.20	$0.04

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - GOVERNMENT SUBSIDIES

The local government in Shenzhen provided government subsidies sourcing from the proceeds of value added tax and corporate income tax collected to encourage Diguang Electronics’ research and development efforts. All subsidies were accounted for based on the hard evidence that Diguang Electronics should be entitled to receive these subsidies or that cash has been received. Government subsidies received with specification to support the research and development efforts were first offset against Diguang Electronics’ research and development expense and the remaining balance, if any, together with proceeds from other subsidy programs, were recognized as other income in accordance with internationally prevailing practice. The government subsidies for the six-month ended June 30, 2005 and 2006 were $71,419 and $0, respectively.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales to China domestic customers	$2,354,928	$2,153,909	$1,589,851	$582,371
Sales to international customers	16,031,541	15,585,265	11,607,654	8,405,625

	$18,386,469	$17,739,174	$13,197,505	$8,987,996

	China	International
	Customers	Customers	Total
As of June 30, 2005
Revenue	$2,354,928	$16,031,541	$18,386,469
Gross margin	31%	35%	35%
Receivable	9,861,467	392,417	10,253,884
Inventory	3,892,344	-	3,892,344
Property and equipment	2,119,893	-	2,119,893
Expenditure for long-lived assets	1,095,196	-	1,095,196

As of June 30, 2006
Revenue	$2,153,909	$15,585,265	$17,739,174
Gross margin	32%	36%	36%
Receivable	663,239	6,016,809	6,680,167
Inventory	3,711,681	-	3,711,681
Property and equipment	2,307,068	-	2,307,068
Expenditures for long-lived assets	2,172,719	-	2,172,719

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SUPPLEMENTARY INFORMATION ABOUT CASH FLOWS

Cash Paid	Six Months Ended June 30,
	2005	2006
	(Unaudited)	(Unaudited)
Interest	$8,992	$-
Income tax	-	437,421

Non-cash Transactions	Six Months Ended June 30,
	2005	2006
	(Unaudited)	(Unaudited)
Common stock	-	1,943
Additional paid-in capital	-	(44,425)
Accrued liabilities	-	42,482
Additional paid-in capital	-	(93,500)
Accrued liabilities	-	93,500
Additional paid-in capital	-	(25,718)
Deferred offering expense	-	25,718

NOTE 12 ─ SUBSEQUENT EVENT

On April 21, 2006, the Company entered into an option agreement with its two major shareholders and corporate officers: Yi Song (President and CEO) and Hong Song (COO) (collectively, the “Song Borthers”), to obtain an option to acquire the interest held by the Song Brothers in North Diamond International Co., Ltd. (“North Diamond”), which is a British Virgin Islands company. North Diamond established a wholly owned subsidiary named Dihao Electronic (Yangzhou) Co., Ltd. in Yangzhou, Jiangsu Province, China on June 11, 2004, with a registered capital of $5 million. This wholly owned foreign enterprise (“WOFE”) in China was in operation since early 2006.

Sino Olympics committed to infuse $3.25 million, accounting for a 65% interest in North Diamond and the other investor committed to infuse $1.75 million, accounting for a 35% interest in North Diamond. As of June 30, 2006, Sino Olympics infused an additional capital of $1 million, thereby increasing its capital contribution to $1.4875 million, accounting for a 59.5% interest, and the other investor infused $1.0125 million, accounting for a 40.5% interest. Sino Olympics plans to infuse additional capital of $392,857 in order to increase its interest in North Diamond to 65% before exercising the purchase option, assuming that the other investor keeps its capital infusion unchanged. By doing so, the 65% versus 35% equity interest ratio will satisfy the original capital commitment.

Pursuant to the signed option agreement, the Company has the right to acquire the 32.5% interest currently held by the Song Brothers in North Diamond in exchange for cash consideration of $487,500 plus interest at 6% per annum from the date of capital infused to the date of acquisition taken place. Pursuant to the signed option agreement, the Company obtained an option to acquire the entire 65% interest from Sino Olympics with the expectation that the total investment could reach $3.25 million plus interest at 6% per annum from the date at which the Song brothers infused their capital into North Diamond to the date the Company exercise this acquisition option. If the Company exercises (solely based on its discretion) the aforementioned option, the obligation to contribute $3.25 million of the registered capital ($5 million) into this WOFE will be also assumed by the Company.

On May 12, 2006, the aforementioned option agreement was amended and restated by both parties. Pursuant to the amended and restated purchase option agreement, the purchase price for the equity interest and the additional 32.5% interest, shall be the amount paid by Sino Olympics for the equity interest and $487,500, plus interest at the rate of 6% per annum which shall apply to both the equity interest and the additional 32.5% interest, plus the assumption of any remaining obligation of Sino Olympics to contribute the registered capital to North Diamond. The interest at the rate of 6% per annum shall commence on the date of payment made by Sino Olympics towards its registered capital of North Diamond and shall end on the date of the exercise notice as defined in the amended and restated option agreement.

On June 16, 2006, our Board authorized management to exercise the purchase option for us at a future time to acquire all of Sino Olympics’ ownership in North Diamond International Co., Ltd. (“North Diamond”).  Our management has not exercised the purchase option yet.

According to the board resolution on April 5, 2006, Diguang Electronics decided to increase its registered capital from RMB15 million to RMB85 million and its total investment from RMB15 million to RMB150 million. On April 30, 2006, the application was approved by Shenzhen Bureau of Trade and Industry at Nanshan District, Shenzhen City, Guangdong Province of China. As of June 30, 2006, the registered capital of Shenzhen Diguang has been increased to RMB85 million, approximately $10.64 million

A board meeting of Diguang International Holdings Ltd. (“Diguang Holdings”) was held on June 16, 2006 and discussed about accepting the transfer of the stock and rights from Huaxia (Yangzhou) Integrated O/E System Inc. At the meeting, the board passed the resolution to approve the following clauses: i) Diguang Holdings will accept the transfer of 15% stock and rights (after increased capital) from Huaxia (Yangzhou) Integrated O/E System Inc. which is held by Tatech Cyberlink Co., Ltd.; ii) after accepting the stock and rights of Huaxia (Yangzhou) Integrated O/E System Inc., Diguang Holdings will contribute $3 million of investment in cash, which accounts for 15% of registered capital; and iii) Diguang Holdings will nominate Mr. Yi Song to act as one of the directors of Huaxia (Yangzhou) Integrated O/E System Inc..

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS THAT INCLUDE THE WORDS "BELIEVES," "EXPECTS," "ESTIMATES," "ANTICIPATES" OR SIMILAR EXPRESSIONS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. RISK FACTORS INCLUDE, BUT ARE NOT LIMITED TO, COSTS ASSOCIATED WITH FINANCING NEW PRODUCTS; OUR ABILITY TO COST-EFFECTIVELY MANUFACTURE OUR PRODUCTS ON A COMMERCIAL SCALE; THE CONCENTRATION OF OUR CURRENT CUSTOMER BASE; COMPETITION; OUR ABILITY TO COMPLY WITH APPLICABLE REGULATORY REQUIREMENTS; POTENTIAL NEED FOR EXPANSION OF OUR PRODUCTION FACILITY; THE POTENTIAL LOSS OF A STRATEGIC RELATIONSHIP; INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL; MANAGEMENT'S ABILITY TO EFFECTIVELY MANAGE OUR GROWTH; DIFFICULTIES AND RESOURCE CONSTRAINTS IN DEVELOPING NEW PRODUCTS; PROTECTION AND ENFORCEMENT OF OUR INTELLECTUAL PROPERTY AND INTELLECTUAL PROPERTY DISPUTES; COMPLIANCE WITH ENVIRONMENTAL LAWS; CLIMATE UNCERTAINTY; CURRENCY FLUCTUATIONS; CONTROL OF OUR MANAGEMENT AND AFFAIRS BY PRINCIPAL SHAREHOLDERS.

THE READER SHOULD CAREFULLY CONSIDER, TOGETHER WITH THE OTHER MATTERS REFERRED TO HEREIN, THE INFORMATION CONTAINED UNDER THE CAPTION "RISK FACTORS" IN OUR REGISTRATION STATEMENT ON FORM S-1 FILED WITH THE COMMISSION ON JUNE 16, 2006 FOR A MORE DETAILED DESCRIPTION OF THESE SIGNIFICANT RISKS AND UNCERTAINTIES. WE CAUTION THE READER, HOWEVER, NOT TO UNDULY RELY ON THESE FORWARD-LOOKING STATEMENTS.

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

We conduct that business principally through the operations of Diguang Electronics.  Diguang Electronics has approximately 1,500 full-time employees, although the figure changes from time to time as production demands require and is headquartered in Shenzhen, China, with additional offices and its backlight manufacturing operations in Dongguan, China.

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

Revenue Recognition

Revenue generated from sales of backlight units is recognized when persuasive evidence of an arrangement exists (such as a purchase order or contract), delivery of the products has occurred, customer acceptance has been obtained (which means the significant risks and rewards of the ownership have been transferred to the customer), and the price is fixed or determinable and collectibility is reasonably assured.

Accounts Receivable

During the normal course of business, we extend unsecured credit to our customers. Typical credit terms require payment to be made within 90 days of the invoice date. We do not require collateral from our customers.

We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, we believe that our allowance for doubtful accounts as of December 31, 2005 and June 30, 2006 were adequate, respectively. However, actual write-off might exceed the recorded allowance.

Inventories

Inventories are composed of raw materials and components, work in progress and finished goods, all of which are related to backlight products. Inventories are valued at the lower of cost (based on weighted average method) or the market. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. We write down inventories that could not be sold are in excess or obsolete, whether they are raw materials, work-in-process or finished goods, by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts and statistics, judgment is used in assessing provisions for the remaining inventory based on the ability of goods to be sold and obsolescence.

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

There is no income tax for the companies domiciled in the British Virgin Islands (the “BVI”). Accordingly, Diguang Technology has not presented any income tax provision related to BVI tax jurisdiction.

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

We were established under the laws of the state of Nevada and are subject only to federal income tax and not subject to any state income. Because our main operating activities are located outside the U.S., the taxable income outside the U.S. may not be able to offset the taxable loss generated in the U.S. Online Processing, Inc. may accumulate certain net operation loss carry forwards; however, due to the changes in ownership, the use of these net operation loss carry forwards may be limited in accordance with the U.S. tax laws.

Because the consolidated financial statements were based on the respective entities’ historical financial statements, the effective income tax rate for the periods reported only represent the effect of actual income tax provisions incurred in Diguang Electronics.

On June 30, 2006 and December 31, 2005, the allowance for doubtful accounts at Diguang Electronics was $41,779 and $41,779, respectively. The remaining balance of $450,129 and $450,129 of the allowance for doubtful accounts on June 30, 2006 and December 31, 2005, respectively, was of Diguang Technology, which is not subject to any corporate income tax. Because Diguang Electronics is the only entity which will be subject to corporate income tax at a rate of 10%, the impact of deferred tax assets arising from the allowance for doubtful accounts at Diguang Electronics level at December 31, 2004 and 2005, respectively, was minimal. Except this minimal impact of deferred tax assets, the Company did not have any other temporary differences which would have given rise to deferred income tax assets and liabilities. Accordingly, the Company did not provide the disclosure of deferred tax assets and liabilities for the periods reported.

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

Share-Based Payment

We adopted Statement of Financial Accounting Standards No 123(R): “Share-Based Payments” (SFAS 123R) effective January 1, 2006. SFAS 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R generally requires such transactions be accounted for using a fair-value-based method. As the Company has never issued any stock options and warrants before January 1, 2006 and issued certain stock options on February 25, 2006, the Company accounted for the stock option granted using a fair-value-based method in accordance with SFAS No. 123R.

Results of Operations

Comparison of the three months ended June 30, 2006 and 2005

Revenue

Net revenue was $9.0 million for the three months ended June 30, 2006, a decrease of $4.2 million, or 32% from $13.2 million for the same period of the prior year. The decrease in net revenue was primarily attributed to two factors. One is that sales revenue for the three months ended June 30, 2005 was unusually high due to the increase in major orders placed by certain customers for our products. The other factor is the unit price decline in the current period. Our TFT-LCD customers experienced a period of over-supply, which had significant downward pressure on our product prices. Price decline contributed to 27% of the sales revenue decline from the three months ended June 30, 2005 to the current period and volume decrease accounted for 5% of the sales decline. However, a key strategy during the current quarter was to continually improve our sales mix by increasing the proportion of higher value-added and lower volume products that we sell, such as 7”-10.4” backlights for portable DVDs, GPS, etc., while moving away from lower value-added and higher volume products such as backlights for MP3s and cell phones. The decrease in overall sales volume reflected such a strategy. We gained new customers in our desired market segments during the current quarter. The price decline would have been higher than our current results without the strategy to shift sales mix.

Sales to international customers totaled $8.4 million for the three months ended June 30, 2006, a decrease of $3.2 million or 28%, compared to $11.6 million for the same period of the prior year. Gross margin of international sales was 37% for the current period as compared with 38% for the same period in the prior year. Most of the sales decline took place in Hong Kong, where some of our largest customers are located. The Taiwan market saw a revenue increase to $2.2 million during the three months ended June 30, 2006 from $873,000 during the same period in the prior year. The revenue increase in Taiwan was primarily due to the addition of new customers who came to us for the high performance-to-price value of our products. Sales to domestic customers were $582,000 for the three months ended June 30, 2006, a decrease of $1.0 million or 63%, compared to $1.6 million for the same period in the prior year. Gross margin of domestic sales was 32% for the current period as compared with 33% for the same period in the prior year. During the three months ended June 30, 2006, revenue from CCFL backlights were $6.1 million or 68% of our total sales revenue, compared to $9.2 million or 70% of our total revenue during the same period in the prior year. Revenue from LED backlights were $2.9 million or 32% and $4 million or 30% of the total revenue for the three months ended June 30, 2006 and 2005 respectively. The pricing pressure was slightly higher on CCFL products than LED ones.

While we continued to make progress in promoting our new backlight products for computer monitors and TV sets, none of our revenues during the three months ended June 30, 2006 came from sales of those products.

Cost of Sales

Cost of sales was $5.7 million for the three months ended June 30, 2006, a decrease of $2.6 million, or 31%, compared to $8.3 for the same period of the prior year. This decrease is approximately in line with the revenue decline. The gross margin for the three months ended June 30, 2006 was 36%, a 1% decrease over the 37% gross margin for the same period in the prior year. In the face of significant pricing pressure, we managed to maintain our gross margin by re-engineering our product designs to reduce material consumption while maintaining the quality level. In addition, we developed know-how to produce more types of components in-house at lower costs than purchasing them from suppliers. The unfavorable market conditions that we confronted also enabled us to reduce the prices we paid for purchased components and raw materials. Moreover, we further tightened manufacturing cost control and reduced wastes in the production process. Finally, we continued to improve our sales mix in favor of higher value-added products.

Selling Expenses

Selling expenses were $540,000 for three months ended June 30, 2006, an increase of $264,000 or 96%, compared to $275,000 during the same period in 2005. The increase was primarily attributed to our heightened efforts to expand our market share and promote our new products such as backlights for computer monitors and television sets. For example, commissions paid to trade agencies increased as we tried to boost our presence in the key Asian markets. In the mean time, we increased the number of our sales representatives and raised the sales incentives. Higher advertising costs and expenses for attending trade shows also contributed to the increase in selling expenses. The three months ended June 30, 2006 also saw an increase in shipping costs. Contributing to such an increase were higher fuel costs as well as the higher frequency in shipping. As a percentage of net revenue, selling expenses were approximately 6.0% for the three months ended June 30, 2006 and 2.1% for the three months ended 2005, respectively. A significant portion of the percentage increase was the result of the decline in revenues in 2006 compared to 2005.

Research and Development

For the three months ended June 30, 2006 the research and development expenses were $287,000, almost constant compared to $286,000 for the same period in the prior year. The majority of the research and development expenses were incurred in the consumption of molds and materials for experiments and new product samples. Compensation to engineers is another key component of research and development expenses. As a percentage of net revenue, research and development expenses were approximately 3.2% and 2.2% for the three months ended 2006 and 2005, respectively.

General and Administrative Expenses

General and administrative expenses were $1.5 million for the three months ended June 30, 2006, an increase of $978,000 or 183% compared to $535,000 for the same period in the prior year. The increase was attributed mainly to the incurrence of amortized share-based compensation of $795,000. The rest of the increase was primarily due to the increase in compensation to managerial and administrative employees, as we hired new talents to enhance our managerial strength and raised the compensation for key positions. As a percentage of net revenue, general and administrative expenses represented 17% and 4% for the three months ended June 30, 2006 and 2005, respectively.

Interest Income (Expense)

The net interest income was $87,000 for the three months ended June 30, 2006, representing an increase of $97,000, compared with an interest expense of $10,000 during the same period in 2005. During the three months ended June 30, 2005, we had a term loan of $483,000 outstanding and corresponding interest. The loan was paid off on October 28, 2005. We had no interest-bearing debt outstanding during the three months ended June 30, 2006. Interest income was earned on cash generated from operations and unused proceeds from the private placement that took place on March 17, 2006. As a percentage of net revenue, interest income for three months ended 2006 represented 1% of sales revenue.

Income Tax Provision

Income tax provision for the three months ended June 30, 2006 was approximately $208,000, an increase of $30,000, compared to $178,000 for the three months ended June 30, 2005. The increase in income tax provision was primarily attributed to the increase in income before tax from Diguang Electronics. The taxable income in Diguang Electronics for the three months ended June 30, 2006 was $2.1 million, compared to $1.8 million of taxable income in Diguang Electronics for the three months ended June 30, 2005. The applicable income tax rate for both periods was 10%. As a percentage of net revenue, income tax provision represented 2.3% and 1.3% for the three months ended June 30, 2006 and 2005, respectively.

Net Income

Net income was $833,000 for the three months ended June 30, 2006, a decrease of $2.8 million or 77% from $3.7 million for the same period in the prior year. The decrease in net income was primarily due to the decreased revenues, which were the result of a decrease in unit prices on several types of products, and increased operating expenses, was primarily attributed to an increase in general and administrative expenses, as described above. As a result, our net profit margin reduced to 9% for the three months ended June 30, 2006 from 28% for the same period in the prior year, even though we were able to maintain our gross profit margins by cutting product-related costs.

Earnings Per Share

The basic earnings per share were $0.04 for the three months ended June 30, 2006, compared to $0.20 for the same period in the prior year. The decrease of earnings per share was due to the decrease of net income, which was $833,000 for the three months ended June 30, 2006, a decrease of $2.8 million or 77%, from $3.7 million for the same period of the prior year. Also affecting this calculation is the fact that the basic weighted average common shares outstanding was increased to 22.6 million shares for the three months ended June 30, 2006, an increase of 4.3 million shares or 24%, from 18.3 million for the same period in the prior year.

Comparison of the six months ended June 30, 2006 and 2005

Revenue

Net revenue was $17.7 million for the six months ended June 30, 2006, a decrease of $647,000 or 3.5% from $18.4 million for the same period of the prior year. Unit price decline throughout the period contributed 8% to the revenue decline, due to the over-supply issue that our TFT-LCD customers experienced. The negative effect of the unit price decline was largely offset by the positive impact of volume increases in the first quarter. The overall volume for the six months ended June 30, 2006 increased by 5% from the same period of the prior year. But for the strategy to shift our sales mix to products of higher price, higher margins and lower volume throughout the six months ended June 30, 2006, our sales volume would have been higher but price decline would have been more severe during the current period.

Sales to international customers totaled $15.6 million for the six months ended June 30, 2006, a decrease of $446,000 million or 3%, compared to $16.0 million for the same period of the prior year. Gross margin from international sales was 36% for the six months ended June 30, 2006 as compared with 35% for the same period in the prior year. Sales revenue from Hong Kong dropped $8.5 million during the current reporting period from $11 million in the same period of the prior year as some of our largest customers suffered from the pricing pressure on their products. The Taiwan market saw a revenue increase to $4.0 million during the six months ended June 30, 2006 from $2.1 million during the same period in the prior year. The revenue increase was primarily due to the addition of new customers who embraced the high performance-to-price value of our products. Sales to domestic customers were $2.2 million for the six months ended June 30, 2006, a decrease of $201,000 or 9%, compared to $2.4 million for the same period of the prior year. Gross margin from domestic sales was 32% for the six months ended June 30, 2006 as compared with 31% for the same period in the prior year. During the three months ended June 30, 2006, revenue from CCFL backlights were $12.4 million or 70% of our total sales revenue, compared to $12.3 million or 67% of our total revenue during the same period in the prior year. Revenue from LED backlights were $5.3 million or 30% and $6.1 million or 33% of the total revenue for the six months ended June 30, 2006 and 2005 respectively. The increase in revenue from CCFL products as a percentage of total revenue in the current period as compared with the same period in the prior year primarily resulted from volume increase more than offsetting the unit price decline.

While we continued to make progress in promoting our new backlight products for computer monitors and TV sets, all of our sales in the six months ended June 30, 2006 came from small to medium sized backlights.

Cost of Sales

Cost of sales was $11.4 million for the six months ended June 30, 2006, a decrease of $578,000, or 5%, compared to $12.0 million for the same period of the prior year, which is in line with the revenue decrease. The gross margin for the six months ended June 30, 2006 was 36%, a 1% increase over the 35% gross margin for the same period in the prior year. Despite the significant pricing pressure we faced, we managed to maintain our gross margins by continuing to re-engineer our product designs to reduce material consumption while maintaining product quality. In addition, we developed know-how to produce more types of components in-house at lower costs than purchasing them from suppliers. The unfavorable market conditions that we confronted also enabled us to reduce the prices we paid for purchased components and raw materials. Moreover, we further tightened manufacturing cost control and reduced wastes in the production process. Finally, our margins benefited from the fact that our sales mix continued to improve, as higher value-added products became a larger percentage of our unit sales.

Selling Expenses

Selling expenses were $762,000 for six months ended June 30, 2006, an increase of $352,000 or 86%, compared to $410,000 during the same period of 2005. The increase was primarily attributed to our heightened efforts to expand our market share and promote our new products such as backlights for computer monitors and television sets. For example, commissions paid to trade agencies increased as we tried to boost our presence in the key Asian markets. In the mean time, we increased the number of our sales representatives and raised the sales incentives. Higher advertising costs and expenses for attending trade shows also contributed to the increase in selling expenses. Shipping costs also increased due to higher fuel costs as well as the higher frequency in shipping. As a percentage of net revenue, selling expenses were approximately 4.3% for the six months ended June 30, 2006 and 2.2% for the six months ended 2005, respectively.

Research and Development

For the six months ended June 30, 2006 the net research and development expenses were $591,000, an increase of $169,000 or 40%, compared to $422,000 for the same period in the prior year. Before offset by government subsidies for research and development in the form of value-added tax rebate, the gross research and development expenses were $591,000 and $493,000 for the six months ended June 30, 2006 and 2005 respectively. The government subsidies we received were $71,000 for the six months ended June 30, 2005. We did not receive such subsidies during the six months ended June 30, 2006. The increase in our research and development expenses reflects the costs incurred in researching and developing new products, such as the 15”-19” backlights for monitors and LED backlight application for televisions. The increase was primarily caused by the expansion of the research and development team as well as the increase in the compensation of our engineers. In addition, the consumption of mold and the material for experiments and sample products also contributed to the increase. As a percentage of net revenue, research and development expenses were approximately 3.3% and 2.3% for the six months ended 2006 and 2005 respectively.

General and Administrative Expenses

General and administrative expenses were $2.0 million for the six months ended June 30, 2006, an increase of $1.3 million or 186% increase from the $703,000 for the same period in the prior year. The increase was primarily attributed to the incurring of amortized share-based compensation of $1.1 million. The rest of the increase was primarily due to the increase in compensation to managerial and administrative employees, as we hired new talents to enhance our managerial strength and raised the compensation for key positions. As a percentage of net revenue, general and administrative expenses represented 11% and 4% for the six months ended June 30, 2006 and 2005, respectively.

Interest Income (Expense)

The net interest income was $105,000 for the six months ended June 30, 2006, representing an increase of $122,000, compared with an interest expense of $17,000 during the same period in 2005. During the six months ended June 30, 2005, we had a term loan of $483,000 outstanding and corresponding interest. The loan was paid off on October 28, 2005. We had no interest-bearing debt outstanding during the three months ended June 30, 2006. Interest income was earned on cash generated from operations and unused proceeds from the private placement that took place on March 17, 2006. Interest income for the six months ended 2006 represented 0.6% of sales revenue.

Income Tax Provision

Income tax provision for the six months ended June 30, 2006 was approximately $335,000, an increase of $111,000, compared to $225,000 for the six months ended June 30, 2005. The increase in income tax provision was primarily attributed to the increase in earnings before tax from Diguang Electronics. The taxable income in Diguang Electronics for the six months ended June 30, 2006 was $3.6 million, compared to $2.2 million for the six months ended June 30, 2005. The applicable income tax rate for both periods were 10%. As a percentage of net revenue, income tax provision was 1.9% and 1.2% for the six months ended June 30, 2006 and 2005, respectively.

Net Income

Net income was $2.8 million for the six months ended June 30, 2006, a decrease of $1.9 million, or 41% from $4.7 million for the same period in the prior year. The decrease in net income was due mainly to the decreased revenues and increased operating expenses, which is primarily attributed to the option expenses. As a result, net profit margin fell to 16% for the six months ended June 30, 2006 from 26% for the same period in the prior year.

Earnings Per Share

The basic earnings per share were $0.13 for the six months ended June 30, 2006, as compared with $0.26 for the same period in the prior year. The decrease in earnings per share was due to the decrease in net income attributable to common shareholders, which was $2.8 million for the six months ended June 30, 2006, a decrease of $1.9 million or 41%, from approximately $4.7 million for the same period of the prior year. In addition, the weighted average common shares outstanding were increased to 20.8 million shares for the three months ended June 30, 2006, as compared with 18.3 million shares for the same period in the prior year.

Liquidity and Capital Resources

As of June 30, 2006, we had total assets of $37.3 million, of which cash amounted to $21.2 million, accounts receivable amounted to $6.7 million and inventories amounted to $3.7 million. Our working capital was approximately $24.8 million and our equity was $29.0 million. Our quick ratio was approximately 3.4:1.

Comparison of the Six Months Ended June 30, 2006 and June 30, 2005

During the six months ended June 30, 2006, our cash position saw a net increase of $11.2 million as compared with a net decrease in cash of $94,000 during the same period in the prior year.

Net cash from operations was $2.2 million for the six months ended June 30, 2006, an increase of $192,000, or 10% from the $2.0 million for the same period in the prior year. Despite a reduced level of net income of $2.8 million for the six months ended June 30, 2006 as compared with $4.7 million for the same period in the prior year, net cash provided by operating activities saw a healthy increase.

Non-cash expenses added $1.2 million back to cash flow for the six months ended June 30, 2006, compared with total non-cash expenses of $352,000 for the six months ended June 30, 2005. Of the non-cash expenses for the six months ended June 30 2006, $1 million was the amortization of deferred stock compensation. There was no stock option outstanding or related option expenses for the six months ended June 30, 2005. Depreciation was $170,000 for the six months ended June 30, 2006, $73,000 higher than the $97,000 for the same period in the prior year, primarily due to the addition of equipment and machinery for our new products, such as backlights for computer monitors, during the current period. During the six months ended June 30, 2005, bad debts allowance against accounts receivable amounted to $255,000, as we deemed such an amount of accounts receivable uncollectible. There was no such allowance for the six months ended June 30, 2006.

The changes in operating assets and liabilities were accounted for as follows. The accounts receivable during the current reporting period increased approximately $1.0 million, which was $4.7 million or 82% less from the $5.7 million increase in accounts receivable during the six months ended June 30, 2005. Inventory level increased by $264,000 during the current reporting period, $2.0 million or 88% less than the $2.3 million increase in inventory during the same period in the prior year. Other receivables increased $334,000 during the current reporting period, $1.2 million or 79% less than the $1.6 million increase in the same period of the prior year. The significant improvement in these cash flow items reflected the progress we made in asset turnover management. Accounts payable increased by $285,000 during the six months ended June 30, 2006, which was $5.5 million or 95% less than the $5.7 million increase in the same period in the prior year. As we shortened the accounts receivable and inventory cycles, we accelerated the rate at which we paid our accounts payable. During the six months ended June 30, 2006, deposits, prepayment and other assets increased by $42,000, which resulted in a negative cash flow. Accruals and other payables increased by $60,000, leading to a positive cash flow. Advances from customers decreased by $336,000, which generated a negative cash flow and the decrease in income tax payable at June 30, 2006 generated a negative cash flow of approximately $157,000. The following summarized the impact of changes in operating assets and liabilities on cash flow with an effect larger than $20,000.

•	$1,024,000 of Accounts receivable (negative cash flow);
•	$264,000 of inventory (negative cash flow);
•	$334,000 of other receivable (negative cash flow);
•	$42,000 of deposits, prepayment and other assets (negative cash flow);
•	$285,000 of accounts payable (positive cash flow);
•	$60,000 of accruals and other payable (positive cash flow);
•	$336,000 of advance from customers (negative cash flow); and
•	$157,000 of income tax payable (negative cash flow)

Net cash used in investing activities amounted to $1.4 million for the six months ended June 30, 2006, a decrease of $196,000 or 12%, compared to the $1.6 million cash used in investing activities during the same period in the prior year. In the first six months of 2006, we invested cash of $357,000 into fixed assets, as we started to establish production capacity for the production of backlights for computer monitors and TV sets. During the six months ended June 30, 2005, we relocated our production to the new facility in Dongguan. The majority of the $1.1 million investment in fixed assets during that period was spent on adding equipment and machinery to the new facility. During the current reporting period, we disposed of $765,000 in marketable securities, $475,000 or 163% higher than the $291,000 disposed of during the same period in the prior year. During the six months ended June 30, 2006, we made cash payment of $1.8 million for a new office space which was not put to use as of June 30, 2006.

The primary source of cash flow for the six months ended June 30, 2006 was from financing activities. In March 2006 we completed a $12 million private placement in connection with effecting a reverse merger with Online Processing, Inc. offering expenses paid with cash amounted to $1.6 million. The capital raised will be used to fund our next phase of expansion resulting from our new product offerings. We paid dividends of approximately $111,000 in the six months ended June 30, 2006, whereas there were no dividends paid for the six months ended June 30, 2005.

Quantitative and Qualitative Disclosures About Market Risk

Transaction Risk and Currency Risk Management

Our operations do not employ financial instruments or derivatives which are market sensitive and therefore we are not subject to the financial market risks associated with such instruments and derivatives.

Exchange Rate Sensitivity

Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since a majority of our sales in 2006 were made in U.S. dollars and Hong Kong dollars, and since the Hong Kong dollar is pegged to the U.S. dollar at an amount in the range of 7.75 to 7.85, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. Our interest expense is sensitive to changes in the general level of interest rates in the U.S.

Due to the nature of our short-term investments, we do not believe that there is any material market risk exposure and therefore do not believe that quantitative tabular disclosures are required.

Our production base is in China, which results in a substantial portion of our operating expenses being denominated in Renminbi, although the majority of our purchases are made in U.S. dollars.

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate has remained stable over the past several years. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.3% fluctuation. As a result, the exchange rate of the Renminbi recently rose to $7.99 against the dollar, amounting to a 5% appreciation of the Renminbi. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business.

We currently do not engage in hedging or other activities to control the risk of our foreign currency exposure.

Exchange Controls

Chinese law allows enterprises owned by foreign investors to remit their profits, dividends and bonuses earned in China to other countries, and the remittance does not require prior approval by the State Administration on Foreign Exchange (“SAFE”). SAFE regulations formerly required extensive documentation and reporting, some of which was burdensome and slowed payments. If there is a return to payment restrictions and reporting, the ability of a Chinese company to attract investors will be reduced. Also, current investors may not be able to obtain the profits of the business which they own as a result of other restrictions that the Chinese government may impose.  Relevant Chinese law and regulation permit payment of dividends only from retained earnings, if any, determined in accordance with Chinese accounting standards and regulations. It is possible that the Chinese tax authorities may require changes in our reported income that would limit our ability to pay dividends and other distributions. Chinese law requires companies to set aside a portion of net income to fund certain reserves which amounts are to distributable as dividends. These rules and possible changes could restrict a company in China from repatriating funds to us and our shareholders as dividends.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were submitted to security holders for a vote on July 19, 2006:

- Amended and Restated Articles of Incorporation
- Amended and Restatement of Bylaws
- Ratification of Prior Actions:

(a)	The reverse split of our common stock on a 3-for-5 basis effected on or about February 22, 2006;
(b)
The amendment of our Articles of Incorporation to (i) change the corporate name from Online Processing, Inc., to Diguang International Development Co., Ltd. and (ii) increase the authorized common stock from 25,000,000 to 50,000,000 shares; and

(c)
The exchange of 18,250,000 post-reverse stock split shares of our common stock for all of the outstanding shares in Diguang International Holdings, Ltd., pursuant to the terms of an Amended and Restated Share Exchange Agreement dated on or about March 17, 2006.

Votes on all of the matters were obtained by means of a written consent of a majority of our stockholders. As to each, the shares voting in favor were 17,000,600, or 75.25%.

ITEM 5. OTHER INFORMATION

Hua Xi (Yangzhou) Integrated O/E System Inc.

On June 18, 2006, our wholly owned subsidiary, Diguang International Holdings Limited (“Diguang Holdings”) entered into a share transfer and capital increase agreement with Tatech Cyberlink Co., Ltd. (“Tatech”) and two other entities, Jiangsu High-Tech Investment Co., Limited and Transcend Optronics (Yangzhou) Co., Ltd.. Our and Diguang Holdings’s board of directors approved the agreement on June 16, 2006.

Under the agreement, Tatech shall transfer 15% of its equity interest in Huaxia (Yangzhou) Integrated O/E System Inc. (“Huaxia”) to Diguang Holdings in consideration for $3,000,000, of which $1.5 million shall be payable to Tatech before July 30, 2006 and the remaining amount shall be payable within two years after the change of business license of Huaxia is obtained. On July 5, 2006, Diguang Holdings paid the $1.5 million. The remaining $1.5 million is to be paid within 24 months of the change of business license by Huaxia to reflect the change of equity ownership.

Tatech shall also transfer 55% of its equity interest in Huaxia to Jiangsu High-Tech Investment Co., Limited and Transcend Optronics (Yangzhou) Co., Ltd.. It shall retain 30% of its existing equity interest in Huaxia. Currently, Tatech has invested approximately $3,000,000 in cash and machinery equipment in Huaxia.

Tatech guarantees that its equity interest in Huaxia which it transferred to Diguang Holdings and the other two entities are freely transferable and free from liens, guarantees and other charges. Tatech is responsible for ensuring that Diguang Holdings will possess the full rights to the equity interest in Huaxia.

Hua Xia produces LED chips and LED devices & modules for LED backlights and semiconductor lighting applications.  Key products include AlGaInP LED Chips, high power InGaN/GaN Chips and White LED devices and semiconductor lighting device modules.  Hua Xia was established on November 18, 2002, with the original registered capital of $12 million and total investment of $29.8 million.  On June 18, 2006, the Board of Hua Xia approved the increase of its registered capital to $20 million and its total investment to $60 million.  Both increases were approved by the local government authorities on August 9, 2006.  As of July 6, 2006, Hua Xia’s the injected capital amounted to $10 million.

By making the investment in Hua Xia, Diguang Holdings formed a long-term relationship with the provider of LED chips, devices and modules.  We believe that such a long-term relationship will prove beneficial in our pursuit of the LED backlight solutions for large displays.

Capital increase

On April 5, 2006, the Board of Diguang Electronics approved the increase of its registered capital from RMB15 million to RMB85 million and its total investment from RMB15 million to RMB150 million. On April 30, 2006, the application to increase the registered capital was approved by the local authorities. On May 26, 2006, Diguang Electronics increased its registered capital from RMB15 million ($1.9 million) to RMB85 million ($10.6 million).

North Diamond

On June 16, 2006, our Board authorized management to exercise the purchase option for us at a future time to acquire all of Sino Olympics’ ownership in North Diamond International Co., Ltd. (“North Diamond”).  Our management has not exercised the purchase option yet.

As of June 30, 2006, Sino Olympics injected an additional $1 million in North Diamond.  Having committed a total of $1,487,500 investment so far, Sino Olympics currently has 59.5% ownership of the $2.5 million injected capital of North Diamond.  Sino Olympics is expected to inject another $392,857 before exercising the purchase option to reach its targeted 65% equity ownership of North Diamond, assuming that the other investor keeps its capital infusion unchanged.

When the purchase option is exercised, we will have the pro rata ownership of North Diamond’s sole and wholly-owned subsidiary, Dihao Electronics (Yangzhou) Co., Ltd. (“Dihao”).  Dihao is located in Yangzhou, Yangzi Delta area, which is an LCD manufacturing base in East China that we currently cannot effectively service from our production facility in South China.  By exercising the purchase option, we will be able to capture more market share in the East China market through Dihao.  During the interim, should our South China facility run into capacity shortage before new facilities are fully set up, we will be able to use Dihao’s capacity to supplement that of our South China facility.  Dihao’s equipped monthly capacity is 400,000-500,000 pieces of 7”-15”backlights, with the planned monthly capacity being 1 million to 1.5 million pieces.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

3.1(i)	Amended and Restated Articles of Incorporation

3.1(ii)	Amended and Restated Bylaws

10.1	Amended and Restated Share Exchange Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2006)

10.2	Amended and Restated Purchase Option Agreement (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on May 15, 2006)

10.3	Employment Agreement of Yi Song (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 21, 2006)

10.4	Employment Agreement of Hong Song (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 21, 2006)

10.5
Production Building Lease Contract with Dongguan Diguang Electronics Science & Technology Co., Ltd. and Shenzhen Diguang Electronics Co. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on June 16,  2006)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934 (filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	2006 Stock Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 26, 2006)

99.2	Form of Stock Option Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 26, 2006)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD

Dated: August 18, 2006	By:	/s/ Jackie You Kazmerzak
Jackie You Kazmerzak
Chief Financial Officer