Form 10QSB/A
period 2006-06-30
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2006-08-21
CIK 1158722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
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
Form 10-QSB/A
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

A summary of option activities under the 1998 Plan during the six months ended June 30, 2006 is presented as follows:

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK OPTIONS (Continued)

			Weighted -	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value at
		Exercise	Contractual	Reporting
Stock Options	Shares	Price	Term	Date
Outstanding at Janaury1, 2006	--	$--	--	--
Granted	540,000	5.00	7
Exercised	--
Forfeited or expired	--
Outstanding at June 30, 2006	540,000	5.00	7	$5,366,670
Exercisable at June 30, 2006	95,532	$5.00	7	$1,060,408

A summary of the status of the Company’s non-vested stock options during the six months ended June 30, 2006 is presented below:

Non-vested Options	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2006	-	$-
Granted	540,000	11.10
Vested	95,532	(11.10)
Forfeited	-	-
Non-vested at June 30, 2006	444,468	$11.10

NOTE 8 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	Six Months Ended June 30		Three Months Ended June 30
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to common shareholders	$4,701,138	$2,782,802	$3,674,334	$833,404
Net income used in computing diluted earnings per share	$4,701,138	$2,782,802	$3,674,334	$833,404

Denominator:
Weighted average common shares outstanding - basic	18,250,000	20,769,420	18,250,000	22,593,000
Potential diluted shares from stock options granted	-	215,667	-	326,392
Weighted average common share outstanding - diluted	18,250,000	20,985,087	18,250,000	22,919,392

Basic earnings per share	$0.26	$0.13	$0.20	$0.04
Diluted earnings per share	$0.26	$0.13	$0.20	$0.04

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

Sales to international customers totaled $8.4 million for the three months ended June 30, 2006, a decrease of $3.2 million or 28%, compared to $11.6 million for the same period of the prior year. Gross margin of international sales was 37% for the current period as compared with 38% for the same period in the prior year. Most of the sales decline took place in Hong Kong, where some of our largest customers are located. Sales revenue from Hong Kong was reduced to $4.3 million during the current reporting period from $9.3 million in the same period of the prior year. The Taiwan market saw a revenue increase to $2.2 million during the three months ended June 30, 2006 from $873,000 during the same period in the prior year. The revenue increase in Taiwan was primarily due to the addition of new customers who came to us for the high performance-to-price value of our products. Sales to domestic customers were $582,000 for the three months ended June 30, 2006, a decrease of $1.0 million or 63%, compared to $1.6 million for the same period in the prior year. Gross margin of domestic sales was 32% for the current period as compared with 33% for the same period in the prior year. During the three months ended June 30, 2006, revenue from CCFL backlights were $6.1 million or 68% of our total sales revenue, compared to $9.2 million or 70% of our total revenue during the same period in the prior year. Revenue from LED backlights were $2.9 million or 32% and $4 million or 30% of the total revenue for the three months ended June 30, 2006 and 2005 respectively. The pricing pressure was slightly higher on CCFL products than LED ones.

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

Sales to international customers totaled $15.6 million for the six months ended June 30, 2006, a decrease of $446,000 million or 3%, compared to $16.0 million for the same period of the prior year. Gross margin from international sales was 36% for the six months ended June 30, 2006 as compared with 35% for the same period in the prior year. Sales revenue from Hong Kong dropped to $8.5 million during the current reporting period from $11 million in the same period of the prior year as some of our largest customers suffered from the pricing pressure on their products. The Taiwan market saw a revenue increase to $4.0 million during the six months ended June 30, 2006 from $2.1 million during the same period in the prior year. The revenue increase was primarily due to the addition of new customers who embraced the high performance-to-price value of our products. Sales to domestic customers were $2.2 million for the six months ended June 30, 2006, a decrease of $201,000 or 9%, compared to $2.4 million for the same period of the prior year. Gross margin from domestic sales was 32% for the six months ended June 30, 2006 as compared with 31% for the same period in the prior year. During the three months ended June 30, 2006, revenue from CCFL backlights were $12.4 million or 70% of our total sales revenue, compared to $12.3 million or 67% of our total revenue during the same period in the prior year. Revenue from LED backlights were $5.3 million or 30% and $6.1 million or 33% of the total revenue for the six months ended June 30, 2006 and 2005 respectively. The increase in revenue from CCFL products as a percentage of total revenue in the current period as compared with the same period in the prior year primarily resulted from volume increase more than offsetting the unit price decline.

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

Under the agreement, Tatech shall transfer 15% of its equity interest in Huaxia (Yangzhou) Integrated O/E System Inc. (“Huaxia”) to Diguang Holdings in consideration for $3,000,000, of which $1.5 million shall be payable before July 30, 2006 and the remaining amount shall be payable within two years after the change of business license of Huaxia is obtained. On July 5, 2006, Diguang Holdings paid the $1.5 million. The remaining $1.5 million is to be paid within 24 months of the change of business license by Huaxia to reflect the change of equity ownership.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

3.1(i)	Amended and Restated Articles of Incorporation

3.1(ii)	Amended and Restated Bylaws

10.1	Amended and Restated Share Exchange Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2006)

10.2	Amended and Restated Purchase Option Agreement (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on May 15, 2006)

10.3	Employment Agreement of Yi Song (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 21, 2006)

10.4	Employment Agreement of Hong Song (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 21, 2006)

10.5
Production Building Lease Contract with Dongguan Diguang Electronics Science & Technology Co., Ltd. and Shenzhen Diguang Electronics Co. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on June 16,  2006)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934 (filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).

32.2	Certification of Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).

99.1	2006 Stock Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 26, 2006)

99.2	Form of Stock Option Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 26, 2006)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB/A to be signed on its behalf by the undersigned thereunto duly authorized.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD

Dated: August 21, 2006	By:	/s/ Jackie You Kazmerzak
Jackie You Kazmerzak
Chief Financial Officer