Form 10KSB/A
period 2005-12-31
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2006-09-26
CIK 1158722

FORM 10-KSB/A

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT of 1934 For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☒  NO ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒

The Company recorded $0 revenues for its most recent fiscal year ended December 31, 2005.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $5,806,895 as of December 31, 2005.

Number of shares outstanding of the registrant's class of common stock, as of December 31, 2005: 11,518,233

Documents Incorporated By Reference: NONE

Transitional Small Business Disclosure Format: Yes ☐ No ☒

We are amending the Form 10-KSB for the fiscal year ended December 31, 2005 filed on February 24, 2006, to include the entire filing together with the certifications of each of our current chief executive officer and chief financial officer in the form currently set forth in Item 601(b)(31) of Regulation S-K.

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

On September 28, 2005, in conjunction with Chardan, we entered into a Memorandum of Understanding to acquire Diguang International Holdings, Inc., a British Virgin Islands holding company.  On January 10, 2006, we entered into a Share Exchange Agreement with Diguang, pursuant to which we intend to acquire Diguang in a reverse take over transaction.  Upon consummation of the Share Exchange, we will change our name to Diguang International Development Co., Ltd.  One of the conditions to closing required us to affect a 3 for 5 reverse stock split; such split is effective as of February 22, 2006.  As a result of the stock split, we have 6,910,940 shares of common stock issued and outstanding.  Simultaneously  with  the Share Exchange,  we will cancel some of our previously issued shares,  leaving  us  with  1,943,000  shares  issued  and outstanding.  Under the terms of the Share Exchange, Diguang will receive 18,250,000 shares of our common stock.  Simultaneously, in a private placement, we intend to raise funds in the amount of $12,000,000 in exchange for 2,400,000 of our common shares. The closing of the Share Exchange is subject to customary  closing  conditions,  including our  Board of  Directors’  approval of the Share  Exchange  Agreement.  In recent negotiations with Diguang, Diguang has indicated that it may waive the requirement that we redomicile to the British Virgin Islands at or prior to closing.  In addition, the closing is conditioned on successfully raising the $12,000,000 and the US GAAP financial  audit of Diguang not  resulting in any material  (greater than 10%) differences between the financial  condition disclosed to us in the Memorandum of Understanding and the satisfactory  results of additional legal and operational  due diligence.  The Memorandum of Understanding provides for a breakup fee between the parties of $500,000 under  certain  conditions. We, along with Chardan will be required to pay Diguang, $500,000 if we are unable to complete the Share Exchange and Diguang'sfinancial results are not more than 5% worse than disclosed in the Memorandum of  Understanding.  Similarly, if Diguang is unable to complete the Share Exchange or its financial condition is less  favorable by more than 10%, it will be required to pay us and Chardan a total of  $500,000.  Chardan agreed to  indemnify  us for  our  portion  of the  break-up  fee  if the  break  up is attributed  to Chardan  and us but is not a result of any action or  inaction on our part. The shares that we intend to issue in the private placement disclosed herein will not be registered under the Securities Act and may not be offered or sold in the United States absent registration  or an applicable  exemption from the  registration  requirements of the Securities Act. The foregoing information has been disclosed herein as it is a material condition to the closing of the Share Exchange and should not be construed as an offer to sell or solicitation of an offer to buy our securities.  The securities to be sold in the private placement will not be registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned hereunto duly authorized.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD. (formerly known as ONLINE PROCESSING, INC.)

By:  /s/  Jackie You Kazmerzak
Jackie You Kazmerzak
Chief Financial Officer

Dated:  September 26, 2006

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

/s/  Lopez, Blevins, Bork & Associates, LLP
Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

February 10, 2006

ONLINE PROCESSING, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS

Total assets	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$11,715
Accrued expenses - related party	9,190
Loans payable - related party	63,346
Total current liabilities	84,251

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 11,518,233 shares issued and outstanding	11,518
Additional paid in capital	1,875,050
Subscription receivable	(1,738)
Accumulated deficit	(1,969,081)
Total Stockholders’ Deficit	(84,251)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

See accompanying summary of accounting policies
and notes to financial statements.

ONLINE PROCESSING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005 and 2004

	Year Ended December 31,	Year Ended December 31,
	2005	2004

Revenue	$-	$-

Operating expenses:
Other general and administrative	1,664,433	24,476
Total operating expenses	1,664,433	24,476

Net loss	$(1,664,433)	$(24,476)

Net loss per share:
Basic and diluted	$(0.16)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	10,328,534	9,950,081

See accompanying summary of accounting policies
and notes to financial statements.

ONLINE PROCESSING, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
Years ended December 31, 2005 and 2004

	Common		Additional
	stock		paid in	Subscription	Accumulated
	Shares	Amount	capital	receivable	deficit	Total
Balance,
December 31, 2003	12,613,900	$12,614	$-	$-	$(280,172)	$(267,558)

Cancellation of common stock in connection with sale of subsidiary	(2,934,000)	(2,934)	224,755	-	-	221,821
Issuance of common stock for services	100,000	100	900	-	-	1,000
Net loss	-	-	-	-	(24,476)	(24,476)

Balance, December 31, 2004	9,779,900	9,780	225,655	-	(304,648)	(69,213)

Issuance of common stock for services and cash	1,738,333	1,738	1,649,395	(1,738)	-	1,649,395

Net loss	-	-	-	-	(1,664,433)	(1,664,433)

Balance,
December 31, 2005	11,518,233	$11,518	$1,875,050	$(1,738)	$(1,969,081)	$(84,251)

See accompanying summary of accounting policies
and notes to financial statements.

ONLINE PROCESSING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005 and 2004
	Year Ended December 31,	Year Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,664,433)	$(24,476)
Adjustments to reconcile net loss to cash used in operating activities:
Common stock issued for services	1,649,395	1,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	7,185	(6,967)

Net cash used in operating activities	(7,853)	(30,443)

Cash flows from financing activities:
Proceeds from loan payable - related party, net	7,853	30,443
Net cash from financing activities	7,853	30,443

Net increase in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental information:
Income taxes paid	$-	$-
Interest paid	$-	$-

Non cash transactions:
Issuance of stock for subscription receivable	$(1,738)	$-
Benefit from sale of subsidiary	$-	$221,831

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

The provision for refundable Federal income tax consists of the following:
	December 31,	December 31,
	2005	2004
Refundable Federal income tax attributable to:
Current Operations	$564,000	$8,000
Less, Change in valuation allowance	(564,000)	(8,000)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
December 31,
2005
Deferred tax asset attributable to:
Net operating loss carryover	$663,000
Less, Change in valuation allowance	(663,000)
Net deferred tax asset	$-

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

NOTE 5 - SUBSEQUENT EVENTS (UNAUDITED)

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