Form 10QSB/A
period 2006-03-31
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2006-09-26
CIK 1158722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendement No. 1 to FORM 10-QSB
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
Amendment No. 1
to
Form 10-QSB
For the Quarter Ended March 31, 2006

The Form 10-QSB filed on May 15, 2006 is amended to revise the following sections of:

•	“Item 1. Financial Statements”:
•	Note 5 on page F-12 regarding roll forwards of the amounts due to and from related parties for 2006;
•	Note 3 on page F-11 regarding the “goods in transit” line item and reclassifying them as finished goods;
•	Note 6 on page F-13 regarding the description of the Share Exchange Agreement to include the criteria for the incentive shares; and
•	Note 12 on page F-17 regarding the option agreement.
•	“Item 2 Management’s Discussion and Analysis”:
•	the business overview section regarding the terms of our sales arrangements, including how those terms are documented, customer acceptance provisions, return policies and post shipment obligations;
•	the revenue section regarding the reason for increases in revenue; and
•	the cash flow description for the three months ended March 31, 2006 and March 31, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,	March 31,
	2005	2006
		(Unaudited)
	(Restated)	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$10,054,568	$17,350,389
Short term deposits	1,056,122	2,551,086
Accounts receivable, net of allowance for doubtful accounts of $491,908 and $491,908	6,081,427	7,479,717
Trade receivable from a related party	-	290,980
Inventories	3,447,096	3,431,989
Other receivables	80,318	320,791
Advance to suppliers	417,781	109,679
Amount due from related parties	21,538	-

Total current assets	21,158,850	31,534,631

Property and equipment, net	2,119,893	2,099,760
Prepayment for purchasing office space	99,130	1,917,232
Deferred offering expense	25,718	-

Total assets	$23,403,591	$35,551,623

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,868,614	$5,584,616
Advance from customers	334,943	-
Accruals and other payables	1,277,161	1,151,904
Accrued payroll and related expense	221,295	607,930
Dividend payable	111,140	-
Income tax payable	572,159	747,924
Amount due to related parties	137,440	113,732

Total current liabilities	8,522,752	8,206,106

Total liabilities	8,522,752	8,206,106

Shareholders’ equity:
Common stock, par value $0.001 per share, 50 million shares authorized, 18,250,000 shares and 22,593,000 issued and outstanding	18,250	22,593
Additional paid-in capital	1,872,598	12,324,534
Appropriated earnings	501,833	501,833
Retained earnings	12,328,675	14,278,073
Translation adjustment	159,483	218,484

Total stockholder’s equity	14,880,839	27,345,517

Total liabilities and stockholders' equity	$23,403,591	$35,551,623

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In US Dollars)

	Three Months Ended March 31,
	2005	2006
	(Unaudited)	(Unaudited)
		(Restated)
Revenues:
Revenues, net	$5,188,964	$8,751,178
Cost of sales	3,663,085	5,675,872

Gross profit	1,525,879	3,075,306

Selling expense	135,297	222,873
Research and development costs	135,423	304,283
General and administrative expenses	168,595	500,207

Income from operations	1,086,564	2,047,943

Interest income (expense), net	(7,069)	18,496
Investment income (loss)	(3,246)	5,013
Other income	-	345
Non-operating income (expense), net	(3,029)	4,538

Income before income taxes	1,073,220	2,076,335

Income tax provision	46,416	126,937

Net income	$1,026,804	$1,949,398

Weighted average common shares outstanding - basic	18,250,000	18,925,578

Earnings per share - basic	0.06	0.10

Weighted average common shares outstanding - diluted	18,250,000	19,031,988

Earning per shares - diluted	0.06	0.10

Other comprehensive income :
Net income	1,026,804	1,949,398
Translation adjustment	2,888	59,001

Comprehensive income	$1,029,692	$2,008,399

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

						Other
			Additional			Accumulated
	Common Stock		Paid-in	Appropriated	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Earnings	Income (Loss)	Total

Balance at January 1, 2005	18,250,000	$18,250	$636,153	$133,507	$7,184,389	$2,465	$7,974,764

Retained earnings converted to capital	-	-	1,236,445	-	(1,236,445)	-	-

Appropriation	-	-	-	368,326	(368,326)	-	-

Dividends declared	-	-	-	-	(2,100,000)	-	(2,100,000)

Net income for the year	-	-	-	-	8,849,057	-	8,849,057

Translation adjustment	-	-	-	-	-	157,018	157,018

Balance as of December 31, 2005	18,250,000	18,250	1,872,598	501,833	12,328,675	159,483	14,880,839

Reorganization and recapitalization (unaudited)	1,943,000	1,943	(44,425)	-	-	-	(42,482)

Common shares issued (unaudited and restated)	2,400,000	2,400	10,256,976	-	-	-	10,259,376

Offsetting deferred offering expenses (unaudited and restated)		-	(25,718)	-	-	-	(25,718)

Fair value of stock options granted (unaudited)		-	265,103	-	-	-	265,103

Net income for the period (unaudited and restated)	-	-	-	-	1,949,398	-	1,949,398

Translation adjustments (unaudited)	-	-	-	-	-	59,001	59,001

Balance as of March 31, 2006 (unaduited)	22,593,000	$22,593	$12,324,534	$501,833	$14,278,073	$218,484	$27,345,517

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In US Dollars)

	Three Months Ended March 31,
	2005	2006
	(Unaudited)	(Unaudited)
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$1,026,804	$1,949,398
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	37,379	86,434
Amortization of deferred stock compensation	-	265,103
Changes in operating assets and liabilities:
Accounts receivable	(556,318)	(1,685,421)
Inventory	(1,621,564)	16,199
Other receivables	(212,173)	(240,348)
Advance to suppliers	104,921	308,779
Accounts payable	1,156,896	(285,834)
Accruals and other payable	(589,582)	(60,084)
Advance from customers	(130,311)	(335,440)
Taxes payable	46,416	175,340

Net cash provided by (used in) operating activities	(737,532)	194,126

Cash flows from investing activities:
Purchase of fixed assets	(668,124)	(66,429)
Purchase of marketable securities	3,246	(1,494,964)
Due from related parties	(388,004)	21,538
Prepayment for purchasing office space	-	(1,812,058)

Net cash used in investing activities	(1,052,882)	(3,351,913)

Cash flows from financing activities:
Due to related parties	(556,755)	-
Due to shareholders	(170,221)	-
Dividend paid	-	(111,140)
Cash proceeds from offering	-	12,000,000
Offering expense	-	(1,485,624)

Net cash provided by (used in) financing activities	(726,976)	10,403,236

Effect of changes in foreign exchange rates	2,887	50,373

Net increase (decrease) in cash and cash equivalents	(2,514,503)	7,295,822

Cash and cash equivalents, beginning of the period	5,352,758	10,054,567

Cash and cash equivalents, end of the period	$2,838,255	$17,350,389

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

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Diguang Electronics is registered at Shenzhen and subject to a favorable income tax rate at 15% comparing to a statutory income tax rate of 33% (30% for the central government and 3% for the local government) under the current tax laws of PRC because Shenzhen is a special zone designated by the Chinese central government to attract foreign investments. Diguang Electronics has been deemed as a high-tech company by Shenzhen Bureau of Science, Technology & Information. Under this category, Diguang Electronics has been entitled to enjoy a 50% exemption from corporate income tax at the rate of 15% for the three years from January 1, 2004 to December 31, 2006. However, in accordance with the Rules for the Implementation of the Income Tax law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises prescribed by the central government, the minimum corporate income tax rate should be 10% within the three years ended December 31, 2004, 2005, and 2006. The Company recorded the income tax provision based on 10% of corporate income format tax rate for the years ended December 31, 2004 and 2005 considering that the difference between the 7.5% rate implemented by the local tax authority and the 10% rate in terms of the rules prescribed by the central government should be recognized as income tax payable for conservative consideration.

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

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

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

NOTE 2 - REORGANIZATION AND RECAPITALIZATION

On January 10, 2006, Online Processing, Inc. (“Online” thereafter) entered into a stock exchange agreement with Diguang International Holdings Limited (Diguang Holdings thereafter). Pursuant to the stock exchange agreement, the Online issued 18,250,000 shares of its common stock in exchange for 100% equity interest in Diguang Holdings, making Diguang Holdings a wholly owned subsidiary of the Online. One of the conditions to make this stock exchange transaction effective is that Online must raise $12 million from a private placement through issuing 2.4 million shares of its common stock at $5.00 per share. On March 17, 2006, Online consummated this fund raising transaction instantaneously in connection with the stock exchange transaction.

On March 17, 2006, Online issued 2.4 million shares of its common stock in exchange for the gross proceeds of $12 million and issued 18,250,000 shares of its common stock in exchange for 100% equity interest in Diguang Holdings, making Diguang Holdings a wholly owned subsidiary of the Online. Based on the completion of the above two transactions simultaneously, Online and Diguang Holdings fulfilled its contractual obligations, respectively, under the Stock Exchange Agreement on March 17, 2006.

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

NOTE 2 - REORGANIZATION AND RECAPITALIZATION (Continued)

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

Well Planner Limited “Well Planner” was established under the laws of Hong Kong Special Administrative Region on April 20, 2001 and has been doing business in custom forwarding related to export and import activities conducted by Diguang Electronics for a service fee based on a service agreement, pursuant to which service fees should not be less than 2% of the goods Well Planner has sold. However, Well Planner sells only to Diguang Science and Technology (HK) Limited. In essence, Well Planner is a pass-through entity among all three entities.

Diguang Science and Technology (HK) Limited “Diguang Technology” was established under the laws of the British Virgin Islands on August 28, 2003 and has handled all sales to international customers and procurements of electronic components and materials for Diguang Electronics.

The above stock exchange transaction resulted in those shareholders of Diguang Holdings obtaining a majority voting interest in Online. Generally accepted accounting principles in the United States of America require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, the stock exchange transaction has been accounted for as a recapitalization of Diguang Holdings as Sino Olympics Industrial Limited, the shareholder of Diguang Holdings, has acquired controlling equity interest in Online as of March 17, 2006. The reverse acquisition process utilizes the capital structure of Online and the assets and liabilities of Diguang Holdings are recorded at historical cost.

Diguang Holdings is the continuing operating entity for financial reporting purposes and the financial statements prior to March 17, 2006 represent Diguang Holdings’ financial position and results of operations. As of March 17, 2006, Online had no assets, $42,482 of liabilities, and the corresponding negative shareholders’ equity with 1,943,000 shares of common stock issued and outstanding, all of which were included in the consolidated financial statements of Diguang Holdings as of March 31, 2006. Please see the unaudited stockholders’ equity statement for the period from January 1, 2006 to March 31, 2006 and note that this reorganization transaction was deemed a non-cash transaction for cash flow statement purposes. Although Diguang Holdings is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Online as the surviving company did not change.

As fully disclosed in Note 6 to the consolidated financial statements, the statements of shareholders’ equity as of December 31, 2005 and March 31, 2006 and corresponding statement of income for the three months ended March 31, 2006 have been restated for the correction of an error in offering expenses.

NOTE 3 - INVENTORIES

Inventories consisted of the following:

	December 31,	March 31,
	2005	2006
		(Unaudited)

Raw materials	1,823,996	$1,356,993
Work in progress	78,752	103,136
Finished goods	1,544,348	1,971,860

	3,447,096	$3,431,989

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment at cost is as follows:

	December 31,	March 31,
	2005	2006
		(Unaudited)
Machinery	$1,577,166	$1,587,732
Office equipment	470,086	495,591
Vehicles	144,995	156,809
Software	27,124	27,124
Leasehold improvement	373,427	392,120

	2,592,798	2,659,376
Accumulated depreciation	(472,905)	(559,616)

	$2,119,893	$2,099,760

The depreciation and amortization for the three-months ended March 31, 2005 and 2006 were $37,379 and $86,434, respectively.

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

During the three months ended March 31, 2006, Diguang Electronics made sales of components of CCFL backlights of $290,820 to Dihao Electronics (Yangzhou) Co., Ltd. resulting in a related party trade receivable of the same amount as of March 31, 2006.

During the three months ended March 31, 2006, the Company accrued rental payable of $135,093 to Dongguan Diguang Electronic Science and Technology Co., Ltd and made payments of $158,817 to that entity.

NOTE 6 - EQUITY TRANSACTIONS

As of March 17, 2006 right before the reverse merger and private placement took place, the Company had 11,518,233 shares of common stock outstanding. The Board of directors and majority shareholders of Online resolved to implement a 3-for-5 reverse. Consequently, the total outstanding share after reverse split was 6,910,940. Terry Wonderly, the majority shareholder, agreed to cancel 4,967,940 shares of common stock she owned. After this cancellation, Online had 1,943,000 shares of common stock outstanding right before reverse merger and private placement. Of the 1,943,000 shares of common stock issued and outstanding, Chardan Capital LLC (the consultant of Online for the reverse merger and private placement) accounted for 800,000 shares and Chardan Capital Markets and Maxim (two placement agents) accounted for 243,000 shares.

On March 17, 2006, in connection with the reverse merger between Diguang International Holdings and Online, the Company issued 2.4 million shares of its common stock to 91 accredited investors at $5.00 per share to raise a gross amount of $12 million. After deducting the offering expenses of $1,485,624 paid by cash and the accrued offering expense of $255,000, the Company recorded the net proceeds of $10,259,376. The Company also deducted from additional paid in capital the offering expenses of $25,718 incurred in 2005 and presented as a deferred expense on the balance sheet as of December 31, 2005. This deduction was deemed as a non-cash transaction for cash flow statement purpose.

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

NOTE 6 - EQUITY TRANSACTIONS (Continued)

In accordance with the signed Share Exchange Agreement, the original shareholders of Diguang International Holdings Limited will be granted certain incentive shares if the Company (post reverse merger) meets certain financial performance criteria. These incentive shares will be granted on an all-or-none basis. The incentive shares and financial performance criteria are as follows:

	Total
	Incentive	2006	2007	2008	2009
	Shares
Sino Olympics Industries Limited	6,000,000	500,000	1,500,000	2,000,000	2,000,000
After-tax Profit Target (in million) (1)		$15.7	$22.8	$31.9	$43.1

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

The Company accounts for the transactions of issuing these incentive shares based on the fair value of granting date in accordance with SFAS 123R. Under SFAS 123R, the grant date was effective March 17, 2006. Accordingly, the compensation expense has been calculated, but will be recorded over the period (in which the shareholders of Diguang Holdings can earn any of the amounts each year) only if meeting the prescribed target in the Share Exchange Agreement is probable. The Company assessed that the expense would not be recorded as the annualized operating result would not meet the required amount for the year ended December 31, 2006.

A reconciliation between amounts presented in the restated statement of shareholders’ equity and amounts previously disclosed is as follows:

March 31,
2005

Net proceeds received from issuing 12 million share, as previously reported	$9,894,376
Correction of audit fee incurred in the current period (expensed)	80,000
Correction of audit fee incurred in the prior period (expensed)	285,000
Net proceeds received from issuing 12 million shares, as corrected	10,259,376

The impact of correcting the audit fees of $285,000 and $80,000 from offering expense into general and administrative expense reduced the net income for the year ended December 31, 2005 by $285,000 and for the current period by $80,000, which accounted for approximately 3.12% of the net income for the year ended December 31, 2005 as previously reported and 3.94% of the net income for the current period as previously reported.

NOTE 7 - ROLLING IMPACT OF CHANGES IN CASH FLOW PRESENTATION

As a result of correction of an error in offering expense discussed above, $285,000 was expensed in the year of 2005 and $80,000 was expensed in the current period. In addition, the Company corrected an error in the consolidated statements of cash flows for the year of 2005, which has a rolling impact on the presentation of the consolidated statements for the three months ended March 31, 2006 and 2006, respectively. A reconciliation between amounts presented in the restated consolidated statements of cash flows and amounts previously disclosed is as follows:

	March 31,
	2005	2006

Net cash provided by operating activities, as previously reported	$568,021	$378,812
Correction of related party cash flows and offering expenses	(1,305,553)	(184,686)
Net cash provided by operating activities, as corrected	(737,532)	194,126

Net cash used in investing activities, as previously reported	(2,358,435)	(3,642,891)
Correction of related party cash flows	1,305,553	290,978
Net cash used in investing activities, as corrected	(1,052,882)	(3,351,913)

Net cash used in financing activities, as previously reported	(726,977)	10,509,528
Correction of related party cash flows and offering expenses	-	(106,292)
Net cash used in financing activities, as corrected	(726,977)	(10,403,236)

NOTE 8 - STOCK OPTIONS

 Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments.” The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R. There were no stock options issued before January 1, 2006. The Company used Black-Scholes option pricing model to determine the fair value of stock options on the grant date. The fair value of stock options for 540,000 shares was at approximately $11.10 per share, resulting in a share-based compensation totaling $5,992,509. Of the total fair value of 5,992,509, only $265,103 was recognized as expenses as only 3,333 shares of option became exercisable at March 31, 2006 and the remaining fair value will be recognized as they are amortized along with the vesting process.

NOTE 8 - STOCK OPTIONS (Continued)

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

A summary of option activities under the 1998 Plan during the three months ended March 31, 2006 is presented as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value at Reporting Date
Outstanding at Janaury1, 2006	-	$-	-	-
Granted	540,000	5.00	7
Exercised	-
Forfeited or expired	-
Outstanding at March 31, 2006	540,000	5.00	7	$5,366,670

Exercisable at March 31, 2006	3,333	$5.00	7	$33,330

A summary of the status of the Company’s non-vested stock options during the three months ended March 31, 2006 is presented below:

NOTE 8 - STOCK OPTIONS (Continued)

Non-vested Options	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2006	-	$-
Granted	540,000	11.10
Vested	3,333	(11.10)
Forfeited	-	-
Non-vested at March 31, 2006	536,667	$11.10

NOTE 9 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended March 31,
	2005	2006
	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to common shareholders	$1,026,804	$1,949,398
Net income used in computing diluted earnings per share share	$1,026,804	$1,949,398

Denominator:
Weighted average common shares outstanding - basic	18,250,000	18,925,578
Potential diluted shares from stock options granted	-	106,410
Weighted average common share outstanding - diluted	18,250,000	19,031,988

Basic earnings per share	$0.06	$0.10
Diluted earnings per share	$0.06	$0.10

NOTE 10 - GOVERNMENT SUBSIDIES

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

NOTE 11 - SEGMENT REPORTING

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

NOTE 11 - SEGMENT REPORTING (Continued)

	Three Months Ended March 31,
	2005	2006
	(Unaudited)	(Unaudited)
Sales to China domestic customers	$765,077	$1,571,538
Sales to international customers	4,423,887	7,179,640

	$5,188,964	$8,751,178

	China	International
	Customers	Customers	Total

As of March 31, 2005
Revenue	$765,077	$4,423,887	$5,188,964
Gross margin	27%	30%	29%
Receivable	919,314	4,401,869	5,321,183
Inventory	3,246,313	-	3,246,313
Property and equipment	1,121,847	-	1,121,847
Expenditures for long-lived assets	668,124	-	668,124

As of March 31, 2006
Revenue	$1,571,538	$7,179,640	$8,751,178
Gross margin	32%	36%	35%
Receivable	531,933	6,947,784	7,479,717
Inventory	3,431,989	-	3,431,989
Property and equipment	2,099,760	-	2,099,760
Expenditures for long-lived assets	1,917,232	-	1,917,232

NOTE 12 - SUPPLEMENTARY INFORMATION ABOUT CASH FLOWS

Cash Paid	Three Months Ended March 31,
	2005	2006
	(Unaudited)	(Unaudited)
Interest	$8,992	$-
Income tax	-	-

Non-cash Transactions	Three Months Ended March 31,
	2005	2006
	(Unaudited)	(Unaudited)
Common stock	-	1,943
Additional paid-in capital	-	(44,425)
Accrued liabilities	-	42,482
Additional paid-in capital	-	(255,000)
Accrued liabilities	-	255,000
Additional paid-in capital	-	(25,718)
Deferred offering expense	-	25,718

NOTE 13 ─ SUBSEQUENT EVENT

On April 21, 2006, the Company entered into an option agreement with Sino Olympics Industrial Limited (“Sino Olympics”) and its two major shareholders and corporate officers, Yi Song (President and CEO) and Hong Song (COO), to obtain an option to acquire the interest held by Sino Olympics in North Diamond International Co., Ltd. (“North Diamond”), which is a British Virgin Islands based company. North Diamond established a wholly owned subsidiary named Dihao Electronic (Yangzhou) Co., Ltd. in Yangzhou, Jiangsu Province, China on June 11, 2004, with a registered capital of $5 million. This wholly owned foreign enterprise (WOFE) in China was in operation since early 2006.

Sino Olympics committed to infuse $3.25 million accounting for a 65% interest in North Diamond and the other investor committed to infuse $1.75 million accounting for a 35% interest in North Diamond. As of March 31, 2006, Sino Olympics infused only $487,500 into North Diamond accounting for 32.5% interest whereas the other investor infused $1.0125 million accounting for 67.5% interest based on the actual capital infused. However after the Form 10-QSB for the period ended March 31, 2006 was filed as of May 15, 2006, Sino Olympics infused an additional capital of $1 million, making its capital contribution up to $1.4875 million accounting for a 59.5% interest, and the other investor infused $1.0125 million accounting for a 40.5% interest. Sino Olympics plans to infuse additional capital $392,857 in order to make its interest in North Diamond up to 65% before September 30, 2006 assuming that the other investor keeps its capital infusion unchanged. By doing so, the 65% versus 35% equity interest ratio will satisfy the original capital commitment.

Pursuant to the signed option agreement, the Company has the right to acquire the 32.5% interest currently held by Sino Olympics in North Diamond in exchange for cash consideration of $487,500 plus interest at 6% per annum from the date of capital infused to the date of acquisition taken place. Pursuant to the signed option agreement, the Company obtained an option to acquire the entire 65% interest from Sino Olympics with the expectation that the total investment could reach $3.25 million plus interest at 6% per annum from the date at which Sino Olympics infused their capital into North Diamond to the date the Company exercises this acquisition option. If the Company exercises (solely based on its discretion) the aforementioned option, the obligation to contribute $3.25 million of the registered capital ($5 million) into this WOFE will be also assumed by the Company.

On May 12, 2006, the aforementioned option agreement was amended and restated by both parties. Pursuant to the amended and restated purchase option agreement, the purchase price for the Equity Interest and the additional 32.5% interest, shall be the amount paid by Optionor for the Equity Interest and $487,500, plus interest at the rate of 6% per annum which shall apply to both the Equity Interest and the additional 32.5% interest, plus the assumption of any remaining obligation of Optionor to contribute the registered capital to North Diamond. The interest at the rate of 6% per annum shall commence on the date of payment made by Optionor towards its registered capital of North Diamond and shall end on the date of the Exercise Notice.

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

The Company's production is typically scheduled in accordance with each customer's specifications in response to the purchase orders (“PO”) placed by the customers. The Company generally does not obtain long-term commitments from its customers. The PO is a legally enforceable agreement recognized and signed by both parties. The general terms in the PO are as follows: 1) PO is deemed accepted unless the supplier notifies the Company of any requested changes within 5 calendar days of the PO date; 2) total contract price; 3) customer's specifications; 4) payment terms; letter of credit upon the delivery at the customer site or at the warehouse designated by customers or monthly settlement with wire transfers; and 5) shipment. There are no indicators of specific customer acceptance provisions, return policy, post shipment obligations, warranties or other privileges in the PO.

In practice, after receiving the PO, we will start manufacturing in accordance with the customer’s specifications, as set forth in the PO. The manufacturing period will normally last 3-4 days and the delivery period will normally be 2-3 weeks. We are responsible for the delivery of the goods to the delivery of the goods to the designated destinations. In general, we do not provide any product warranty but promise to replace the products shipped if there are any quality destinations. The customer has the right to refuse payment and seek replacement if the products received have quality defects. Once the goods have been delivered by the shipping company to the designated location and the customer has signed the acceptance documents, then the PO is complete and we can recognize revenue. Statistically, the amount of products redelivered for replacement purpose was less then 0.5% of the revenue recognized after receiving a customer’s acceptance and the returned products are generally reusable after minor repair due to the nature of backlight products. Therefore, warrant liability was ignorable. Accordingly, the Company generally does not accrue any product warranty liability at the end of reporting period.

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

Results of Operations

Comparison of the three months ended March 31, 2006 and 2005

Revenue

Net revenue was $8.8 million for the three months ended March 31, 2006, an increase of $3.6 million or 69% compared to $5.2 million for the same period of the prior year. The increase in net revenue was attributable to two major factors. One was an increase in sales volume to international customers and domestic customers. Sales to international customers totaled $7.2 million for the three months ended March 31, 2006, an increase of $2.8 million or 62% compared to the international sales of $4.4 million for the same period of the prior year. Sales to domestic customers were $1.6 million for the three months ended March 31, 2006, an increase of $806,000 or 105% compared to sales to domestic customers of $765,000 for the same period of the prior year. The other factor was that we shifted our sales mix in favor of higher value-added products that produced higher revenue per unit. We have been shifting away from the production of mature, low price, low margin products, such as cell phone backlights, and toward the production of backlights for products where the markets are still growing and where we can obtain higher margins, such as CCFL backlights. As a result, our average price per unit across all products sold increased somewhere between 25% and 30% during the three months ended March 31, 2006, compared to the average price per unit for the three months ended March 31, 2005. This result was achieved even though the overall market price decreased by 5-15% among our product lines. During the three months ended March 31, 2006, CCFL products accounted for 63% of our sales revenue compared to 44% during the same period in the prior year. The first quarter of the year is typically the slow season for us. The first quarter of the year is typically the slow season for us. The demand for consumer electronic products, which drives demand for our products, typically softens somewhat in the first quarter following the fourth quarter holiday season.

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

We feel that our penetration into new markets, in terms of the types of products that we are producing, is a key to our success. During the three months ended March 31, 2006, we introduced, among other items, a new line of 15 inches to 19 inches CCFL backlights for computer monitors. Our samples were well received by our prospective customers, and we started to prepare for the test production of this new line. In addition, we sent samples of our new LED backlights for 32 inches LCD TVs to prospective customers. The sales cycle for this new product is expected to be longer than our other new and existing products. We did not generate any revenue from the 15 inches to 19 inches CCFL backlights for computer monitors or from the LED backlights for 32 inches LCD TVs during the three months ended March 31, 2006.

Cost of Sales

Cost of sales was $5.7 million for the three months ended March 31, 2006, an increase of $2.0 million, or 55% compared to $3.7 million for the same period of the prior year. As a result, the gross margin for the three months ended March 31, 2006 was 35%, a 6% increase over the 29% gross margin for the same period in the prior year. The gross margin improvement is attributed to a shift in the sales mix away from the lower value-added products toward the higher value-added ones. In addition, our continued efforts to re-engineer product designs resulted in a reduction in production costs of our existing products while maintaining or increasing their quality. Meanwhile, costs of raw material and components decreased approximately 1% during this period as compared with the price of raw materials and components for the same period in the prior year.

Selling Expenses

Selling expenses were $223,000 for three months ended March 31, 2006, an increase of $88,000 or 65% compared to $135,000 during the same period of 2005. The increase was attributable to the increase in commissions of $31,000 paid to the trade agencies as a result of the increase in our sales to international customers from $4.4 million for the three months ended March 31, 2005 to $7.2 million for the same period of 2006. During the first quarter of 2006, we began marketing our brand internationally. We participated in the Consumer Electronics Show in Las Vegas, United States in January 2006. As a result, the exhibition and adverting expenses increased by $20,000. And also in the first quarter 2006, there was approximately $37,000 of compensation expense incurred for sales staffs due to the increase in the sale revenue, which is from $5.2 million for the three months ended March 31, 2005 to $8.8 million for the same period of 2006. As a percentage of net revenue, selling expenses were approximately 2.6% for both of the three months ended March 31, 2006 and 2005, respectively.

Research and Development

For the three months ended March 31, 2006, the research and development expenses were $304,000, an increase of $169,000 or 125% as compared with $135,000 for the same period in the prior year. During the three months ended March 31, 2005, government subsidies that were specified for supporting research and development effort via the proceeds collected from value added tax amounted to $72,000. There was no such subsidy received during the current quarter. Apart from government subsidies, the increase in research and development expenses was due to an increase effort to develop new types of backlight products to become a leader in backlight technology advancement. We firmly committed to enhancing such advantages. Approximately 59% of the R&D expenses for three months ended March 31, 2006 were for the consumption of molds, material for experiments and production of samples, compared to 56% in the same period of the prior year. Approximately 24% of the R&D expenses for the three months ended March 31, 2006 were for payroll purpose, compared to 28% for the same period of the prior year. The rest of the R&D expenses resulted from training of personnel and attendance at cutting-edge industry events, which was 17% for the three months ended March 31, 2006, compared to 16% in the same period of the prior year.

General and Administrative Expenses

General and administrative expenses were $500,000 for the three months ended March 31, 2006, a 197% increase from the $169,000 for the same period in the prior year. The increase was primarily caused by two factors. One was the incurrence of amortized share-based compensation of $265,000 as a result of granting 540,000 shares of stock options on March 1, 2006. The other factor was that in preparing for the reverse merger and private placement transactions, we incurred $80,000 expenses for auditing the 2005 financial statements. Neither of such expenses was incurred during the three months ended March 31, 2005. The office expense was increased by $10,000 in the first quarter of 2006, compared with the first quarter of 2005. In addition, we incurred moving expense of $24,000 in the first quarter of 2005 for moving production activities to a new facility located in Dongguan whereas we did not incur such expense in the first quarter of 2006. As a percentage of net revenue, they represented 6% and 3% for the three months ended March 31, 2006 and 2005, respectively.

Interest Income (Expense)

The net interest income was $18,000 for the three months ended March 31, 2006, representing a swing of $26,000 compared with an interest expense of $7,000 during the same period in 2005. During the three months ended March 31, 2005, we had a term loan of $483,000 outstanding and corresponding interest. As the loan was paid off on October 28, 2005, there was no interest expense during the three months ended March 31, 2006. We had no interest-bearing debt outstanding. Interest income was a result of proceeds from the private placement took place on March 17, 2006.

Income Tax Provision

Income tax provision for the three months ended March 31, 2006 was approximately $127,000, an increase of $81,000, or 173% compared to $46,000 for the three months ended March 31, 2005. The increase in income tax provision was attributed mainly to the increase in taxable income in Diguang Electronics, as this entity was the only entity subject to corporate income tax. The taxable income in Diguang Electronics for the three months ended March 31, 2006 was $1.3 million, compared to $464,000 of taxable income in Diguang Electronics for the three months ended March 31, 2005. The increase in taxable income was a result of a combination of an increase in sales and a decrease in operating expenses as a percentage of total sales.

Net Income

Net income was $1.9 million for the three months ended March 31, 2006, an increase of 90% from $1.0 million for the same period in the prior year. The increase in net income was due mainly to the improved gross margin and the increase in net revenue. As a percentage of total revenue, net income expanded to 22% in the three months ended March 31, 2006 from 20% in the same period in the prior year.

Earning Per Share

The basic earnings per share were $0.10 for the three months ended March 31, 2006, an increase of 67% from $0.06 for the same period in the prior year. The increase of earnings per share was due to the increase of net income attributable to common shareholders, which was 1.9 million for the three months ended March 31, 2006, an increase of 1.0 million or 90%, from approximately $1.0 million for the same period of the prior year. And the weighted average common shares outstanding increased to 18.9 million for the three months ended March 31, 2006, an increase of 676,000 or 4%, from 18.3 million for the same period in the prior year. This analysis is also applicable to the change in diluted earnings per share.

Liquidity and Capital Resources

As of March 31, 2006, we had total assets of $35.6 million, of which cash amounted to $17.4 million, account receivable amounted to $7.5 million and inventories amounted to $3.4 million. Our working capital was approximately $23.3 million and our equity was $27.3 million. Our quick ratio was approximately 3.4:1.

Comparison of the Three Months Ended March 31, 2006 and March 31, 2005

Net cash from operations was $194,000 for the three months ended March 31, 2006, a swing of $932,000 from the negative cash flow of $738,000 for the same period in the prior year. The fluctuation was mainly due to the following facts: Net income increased by $923,000 for the three months ended March 31, 2006 compared to the same period in the prior year; the depreciation expense increased by $49,000 compared to the depreciation in the same period of the prior year; there was non-cash share-based compensation of $265,000 whereas there was no such item in the same period of the prior year. Therefore, compared to the same period of the prior year, the positive cash flow generated by non-cash expenses increased approximately by $314,000; and the combined negative impact of the changes in operating assets and liabilities on cash flow increased approximately by $305,000. The following summarized the impact of changes in operating assets and liabilities on cash flow with an effect larger than $20,000.

•	$1,129,000 of accounts receivable (negative cash flow)
•	$28,000 of other receivable (negative cash flow)
•	$204,000 of advance to suppliers (positive cash flow)
•	$1,443,000 of accounts payable (negative cash flow)
•	$530,000 of accruals and other payable (positive cash flow)
•	$2,055,000 of advance from customers (negative cash flow)
•	$129,000 of tax payable (positive cash flow)

Net cash used in investing activities amounted to $3.4 million for the three months ended March 31, 2006, an increase of $2.3 million or 219% compared to approximately $1.1 million cash used in investing activities during the same period of the prior year. In the first three months of 2006, we invested cash of $1.5 million into short term deposits compared to a small amount of cash proceeds in the same period of the prior year. Cash disbursement for purchasing fixed assets was $66,000, a decrease of $602,000 or a 90% decrease compared to $668,000 for the same period of the prior year during which we moved to the new and significantly larger production facility and purchased new equipment and other fixed assets. All of the additions to plant, property and equipment allowed us to increase our sales revenue significantly. During the three months ended March 31, 2006, we made payment of approximately $1.8 million in addition to the deposit of $99,000 paid before December 31, 2005 for purchasing a new office space in Shenzhen, which has not been put into use on March 31, 2006.
The net cash flows provided by financing activities for the three months ended March 31, 2006 was the proceeds of $12 million from issuing 2.4 million shares of the Company’s common stock at the price of $5.00 per share in conjunction with a reverse merger with a public shell company, Online Processing, Inc. The offering expense paid in cash was $1.5 million, which was the result after correcting the error in accounting for offering expenses, which led to the net proceeds of $10.5 million. After deducting the capitalized offering expense of $25,718, which was presented on the balance sheet at December 31, 2005, the ultimate capital available was approximately $10.25 million, which will be used to fund our next phase of expanding our product offerings. We also paid dividends of approximately $111,000 in order to clear all outstanding related party receivable and payable between the Company and its shareholders whereas there were no dividends paid for the three months ended March 31, 2005.

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

* Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2006.

b. REPORTS ON FORM 8-K - NONE

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Amendment No. 1 to Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD

Dated: September 26, 2006	By:	/s/ Jackie You Kazmerzak
Jackie You Kazmerzak
Chief Financial Officer

