Form 10QSB
period 2006-09-30
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2006-11-15
CIK 1158722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB
(Mark one)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act YES ☐ NO ☒
22,593,000 shares of $0.001 par value common stock outstanding as of September 30, 2006 Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

Diguang International Development Co., Ltd.
Form 10-QSB
For the Quarter Ended September 30, 2006

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,	September 30,
	2005	2006
		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,054,568	$20,862,732
Short term deposits	1,056,122	724,308
Accounts receivable, net of allowance for doubtful accounts of $491,908 and $491,908	6,081,427	5,601,396
Trade receivable from a related party	-	734,931
Inventories	3,447,096	4,618,684
Other receivables	80,318	165,057
Advance to suppliers	417,781	104,087
Amount due from related parties	21,538	48,077
Deferred assets	-	52,709

Total current assets	21,158,850	32,911,981

Long-term Investment	-	1,500,000
Property and equipment, net	2,119,893	2,622,629
Prepayment for purchasing office space	99,130	1,944,569
Long-term receivable from a related party	-	384,615
Deferred offering expense	25,718	-
Total assets	$23,403,591	$39,363,794

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,868,614	$6,037,946
Advance from customers	334,943	-
Accruals and other payables	1,277,161	1,687,678
Accrued payroll and related expense	221,295	330,155
Dividend payable	111,140	-
Income tax payable	572,159	567,307
Amount due to related parties	137,440	-
Total current liabilities	8,522,752	8,623,086
Total liabilities	8,522,752	8,623,086
Shareholders’ equity:
Common stock, par value $0.001 per share, 50 million shares authorized, 18,250,000 shares and 22,593,000 issued and outstanding	18,250	22,593
Additional paid-in capital	1,872,598	13,915,144
Appropriated earnings	501,833	501,833
Retained earnings	12,328,675	15,780,793
Translation adjustment	159,483	520,345
Total stockholders’ equity	14,880,839	30,740,708
Total liabilities and stockholders' equity	$23,403,591	$39,363,794

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In US Dollars)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Revenues, net	$28,063,438	$25,991,193	$9,676,969	$8,252,019
Cost of sales	17,779,676	16,600,268	5,800,461	5,199,144

Gross profit	10,283,762	9,390,925	3,876,508	3,052,875

Selling expense	652,919	1,099,820	242,554	337,441
Research and development costs	729,109	863,884	307,303	272,659
General and administrative expenses	987,341	3,644,061	283,859	1,631,319

Income from operations	7,914,393	3,783,160	3,042,792	811,456

Interest income (expense), net	(20,806)	113, 685	(4,102)	8,299
Investment income (loss)	-	35,392	-	7,135
Other income	7,134	-	(65,384)	-
Non-operating income (expense), net	(36,871)	64,940	(35,116)	52,455

Income before income taxes	7,863,850	3,997,177	2,938,190	879,345

Income tax provision	424,216	545,059	199,694	210,029

Net income	$7,439,634	$3,452,118	$2,738,496	$669,316

Weighted average common shares outstanding - basic	18,250,000	21,383,960	18,250,000	22,593,000

Earnings per share - basic	0.41	0.16	0.15	0.03

Weighted average common shares outstanding - diluted	18,250,000	21,624,765	18,250,000	22,814,979

Earning per shares - diluted	0.41	0.16	0.15	0.03

Other comprehensive income :
Net income	$7,439,634	$3,452,118	$2,738,496	$669,316
Translation adjustment	66,791	360,862	66,587	252,488

Comprehensive income	$7,506,425	$3,812,980	$2,805,083	$921,804

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Appropriated	Retained	Other Accumulated Comprehensive
	Shares	Amount	Capital	Earnings	Earnings	Income (Loss)	Total
Balance at January 1, 2005	18,250,000	$18,250	$636,153	$133,507	$7,184,389	$2,465	$7,974,764

Retained earnings converted to capital	-	-	1,236,445	-	(1,236,445)	-	-

Appropriation	-	-	-	368,326	(368,326)	-	-

Dividends declared	-	-	-	-	(2,100,000)	-	(2,100,000)

Net income for the year	-	-	-	-	8,849,057	-	8,849,057

Translation adjustment	-	-	-	-	-	157,018	157,018

Balance as of December 31, 2005	18,250,000	18,250	1,872,598	501,833	12,328,675	159,483	14,880,839

Reorganization and recapitalization (unaudited)	1,943,000	1,943	(44,425)	-	-	-	(42,482)

Common shares issued (unaudited)	2,400,000	2,400	10,256,976	-	-	-	10,259,376

Offsetting deferred offering expenses (unaudited)	-	-	(25,718)	-	-	-	(25,718)

Fair value of stock options granted (unaudited)	-	-	1,855,713	-	-	-	1,855,713

Net income for the period (unaudited)	-	-	-	-	3,452,118		3,452,118

Translation adjustments (unaudited)	-	-	-	-	-	360,862	360,862

Balance as of September 30, 2006 (unaduited)	22,593,000	$22,593	$13,915,144	$501,833	$15,780,793	$520,345	$30,740,708

See accompanying notes to financial statements

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In US Dollars)

	Nine Months Ended September 30,
	2005	2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$7,439,634	$3,452,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	185,202	195,987
Share-Based compensation	-	1,855,713
Changes in operating assets and liabilities:	-	-
Accounts receivable	(1,910,485)	(227,901)
Inventory	(1,911,972)	(1,169,655)
Other receivables	(586,054)	(83,870)
Deposits, prepayment and other assets	81,150	258,946
Accounts payable	3,742,705	173,396
Accruals and other payable	(366,865)	457,002
Advance from customers	(312,073)	(333,194)
Taxes payable	276,229	(4,658)
Net cash provided by operating activities	6,637,471	4,573,884
Cash flows from investing activities:
Purchase of fixed assets	(1,306,577)	(689,189)
Disposal (Purchase) of short-term investments	(1,406,048)	331,814
Long term investment	-	(1,500,000)
Deposit for office building	-	(1,824,161)
Due from related parties	(480,075)	(432,137)
Net cash used in investing activities	(3,192,700)	(4,113,673)
Cash flows from financing activities:
Common share issued	-	12,000,000
Offering expenses	-	(1,714,906)
Due to related parties	(141,437)	(135,820)
Dividend paid	-	(111,140)
Net cash provided by (used in) financing activities	(141,437)	10,038,134
Effect of changes in foreign exchange rates	60,905	309,819
Net increase (decrease) in cash and cash equivalents	3,364,239	10,808,164
Cash and cash equivalents, beginning of the period	5,352,758	10,054,568
Cash and cash equivalents, end of the period	$8,716,997	$20,862,732

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. All of the consolidated financial statements have been prepared based on generally accepted accounting principles in the United States.

Foreign Currency Translations and Transactions

The Renminbi (“RMB”), the national currency of the People's Republic of China (the "PRC"), is the primary currency of the economic environment in which the operations of one of the subsidiaries, Shenzhen Diguang Electronics Co. Ltd. ("Diguang Electronics"), are conducted. Hong Kong dollar is the primary currency of the economic environment in which the operations of another subsidiary, Well Planner, are conducted. U.S dollar is the functional currency in which Diguang Science and Technology (HK) Limited ("Diguang Technology"), a subsidiary established under the laws of the British Virgin Islands (the "BVI"), recorded all its activities. The Company uses the United States dollars (“U.S. dollars”) for financial reporting purposes.

The Company translates two subsidiaries’ assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of income is translated at the average rate during the reporting period. Adjustments resulting from the translation of subsidiaries’ financial statements from the functional currency into U.S. dollars are recorded in shareholders' equity as part of accumulated comprehensive income (loss) - translation adjustments. Gains or losses resulting from transactions in currencies other than the functional currency are reflected in the statements of income for the reporting periods.

Revenue Recognition

Revenue generated from sales of backlight units is recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, customer acceptance has been obtained, which means the significant risks and rewards of the ownership have been transferred to the customer, the price is fixed or determinable and collectibility is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity equal to or less than three months to be cash equivalents.

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

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2005 and September 30, 2006 were both adequate. However, actual write-off might exceed the amount recorded as allowance.

The following table presents allowance activities in accounts receivable.

	December 31,	September 30,
	2005	2006
		(Unaudited)
Beginning balance	$459,847	$491,908
Additions charged to expense	32,061	-
Recovery	-	-
Write-off	-	-
Ending balance	$491,908	$491,908

Inventories

Inventories are composed of raw materials and components, work in progress, and finished goods, all of which are related to backlight products. Inventories are valued at the lower of cost (based on weighted average method) or the market.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, other receivables, advance to vendor, accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items. The fair value of amounts due from/to related parties and stockholders is reasonable estimate of their fair value as the amounts will be collected and paid off in a period less than one year.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Value Added Tax

Diguang Electronics is subject to value added tax ("VAT") imposed by the PRC government on its domestic product sales. VAT rate for the Company is 17%. The input VAT can be offset against the output VAT. VAT payable or receivable balance presented on the Company’s balance sheets represents either the input VAT less than or larger than the output VAT. The debit balance represents a credit against future collection of output VAT instead of a receivable.

Property and equipment

Properties and equipment are recorded at historical costs and are stated net of accumulated depreciation. Depreciation is determined using the straight-line method over the shorter of either the estimated useful lives or the remaining contractual life when related to leasehold improvements, as follows:

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

Impairment of Long-Lived Assets

The Company adopts the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No.144”). SFAS No.144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. There was no impairment of long-lived assets in the nine-month ended September 30, 2005 and 2006.

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

Diguang Electronics is registered at Shenzhen and subject to a favorable income tax rate at 15% compared to a statutory income tax rate of 33% (30% for the central government and 3% for the local government) under the current tax laws of PRC because Shenzhen is a special zone designated by the Chinese central government to attract foreign investments. Diguang Electronics has been deemed as a high-tech company by Shenzhen Bureau of Science, Technology & Information. Under this category, Diguang Electronics has been entitled to enjoy a 50% exemption from corporate income tax at the rate of 15% for the three years from January 1, 2004 to December 31, 2006. However, in accordance with the Rules for the Implementation of the Income Tax law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises prescribed by the central government, the minimum corporate income tax rate should be 10% within the three years ended December 31, 2004, 2005, and 2006. The Company recorded the income tax provision based on 10% of corporate income tax rate for the years ended December 31, 2004 and 2005 considering that the difference between the 7.5% rate implemented by the local tax authority and the 10% rate in terms of the rules prescribed by the central government should be recognized as income tax payable for conservative consideration.

The Company was established under the laws of the State of Nevada and is subject only to federal income tax and not subject to any provincial income. Because its main operating activities are located in outside the U.S., the taxable income outside the U.S. may not be able to offset the taxable loss generated in the U.S. Online Processing, Inc. may accumulated certain net operation loss carry forwards; however, due to the changes in ownership, the use of these net operation loss carry forwards may be limited in accordance with the U.S. tax laws.

Because the consolidated financial statements were based on the respective entities’ historical financial statements, the effective income tax rate for the periods reported only represent the effect of actual income tax provisions incurred in Diguang Electronics.

On December 31, 2005 and September 30, 2006, the allowance for doubtful accounts at Diguang Electronics was $41,779 and $0, respectively. The remaining balance of $450,129 and $491,908 of the allowance for doubtful accounts at December 31, 2005 and September 30, 2006, respectively, was of Diguang Technology, which is not subject to any corporate income tax. Because Diguang Electronics is the only entity which will be subject to corporate income tax at a rate of 10%, the impact of deferred tax assets arising from the allowance for doubtful accounts at Diguang Electronics level on December 31, 2004 and 2005, respectively, was minimal. Except this minimal impact of deferred tax assets, the Company did not have any other temporary differences which would have given rise to deferred income tax assets and liabilities. Accordingly, the Company did not provide the disclosure of deferred tax assets and liabilities for the periods reported.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Research and Development

Research and development costs are expensed as incurred. The actual research and development expense incurred for the nine-month period ended September 30, 2005 and 2006 was $800,928 and $863,884, respectively. The actual research and development expense incurred for the three-month period ended September 30, 2005 and 2006 was $307,303 and $272,659, respectively. The Company received government subsidies of $71,819 and $0 during the nine-month period ended September 30, 2005 and 2006, respectively. After offsetting against the government subsidies, which were specified for supporting research and development efforts via the proceeds collected from value added tax, the net research and development expense for the nine month ended September 30, 2005 and 2006 was $729,109 and $863,884, and for the three months ended September 30, 2005 and 2006 was $307,303 and $272,659, respectively. The $71,819 was received during the first quarter of 2005.

Use of Estimates

The preparation of financial statements in conformity with US Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Appropriations to Statutory Reserve

Under the corporate law and relevant regulations in China, Diguang Electronics located in China is required to appropriate a portion of its retained earnings to statutory reserve. It is required to appropriate 15% of its annual after-tax income each year to statutory reserve until the statutory reserve balance reaches 50% of the registered capital. In general, the statutory reserve shall not be used for dividend distribution purpose.

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standard No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”), issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of income and comprehensive income. Comprehensive income (loss) is comprised of net income and all changes in stockholders’ equity except those due to new investments by owners and distributions made to owners.

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Share-Based Payment

The Company adopted Statement of Financial Accounting Standards No 123(R): “Share-Based Payments” (SFAS 123R) effective January 1, 2006. SFAS 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R generally requires such transactions be accounted for using a fair-value-based method. As the Company has never issued any stock options and warrants before January 1, 2006 but issued certain stock options on March 1, 2006. The Company accounted for the stock option granted using a fair-value-based method in accordance with SFAS No. 123R.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in both interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be made on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006. We expect that the adoption of EITF Issue No. 06-3 will not have a material impact on our consolidated results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006. It is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. We expect that the adoption of FIN 48 will not have a material impact on our consolidated results of operations or financial position.

In September 2006, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements’ (SAB 108) , which will be effective for the fiscal year ending after November 15 ,2006. The objective of SAB 108 is to eliminate diversity in practice surrounding how public companies quantify financial statement misstatements. SAB requires quantification of financial statement misstatements based on the effects of the misstatements on the consolidated statement of income, the consolidated balance sheet and related financial statement disclosures.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

According to SAB 108, both “rollover” and “iron curtain” approaches must be considered when evaluating a misstatement for materiality. This is referred to as the “dual approach.” For the companies that have previously evaluated misstatements under one, but not both, of these methods, SAB 108 provides companies with a one-time option to record the cumulative effect of their prior unadjusted misstatements in a manner similar to a change in accounting principle in their annual financial statements during the effective time period if (i) the cumulative amount of the unadjusted misstatements at the beginning of the adopting year would have been material under the dual approach to their annual financial statements for the prior year or (ii) the effect of correcting the unadjusted misstatements during the adopting year would cause these annual financial statements to be materially misstated under the dual approach. In accordance with SAB 108, companies are allowed, upon adoption, to record the effects as a cumulative-effect adjustment to the retained earnings. The Company is currently assessing what impact, if any, that adoption of SAB 108 will have on its financial position and results of operations.

NOTE 2 - REORGANIZATION AND RECAPITALIZATION

On January 10, 2006, Online Processing, Inc. (“Online”) entered into a stock exchange agreement with Diguang International Holdings Limited ("Diguang Holdings"). Pursuant to the Share Exchange Agreement, without raising $12 million, the reverse acquisition will not be effective, vice versa, without reverse acquisition being effective, the private placement will be not closed.

On March 17, 2006, Online issued 2.4 million shares of its common stock in exchange for the gross proceeds of $12 million and issued 18,250,000 shares of its common stock in exchange for 100% equity interest in Diguang Holdings, making Diguang Holdings a wholly owned subsidiary of the Online. Consummating the above two transactions simultaneously, Online and Diguang Holdings successfully fulfilled its contractual obligations, respectively, under the Amended and Restated Share Exchange Agreement on March 17, 2006.

Online was organized under the laws of the State of Nevada in 2000.  Its initial business was to provide Internet-based mortgage processing for mortgage brokers.  It had never been able to achieve profitability in that business so it began searching for operating companies to acquire in order to increase shareholder value.

In February 2003, through a share exchange, it acquired 100% of the issued and outstanding stock of Communication Field Services, Inc. (“CFS”), a Nevada corporation engaged in the business of providing installation, maintenance and servicing of communication technologies.  Online’s plan was to secure additional financing to expand the CFS’ business, but it was unable to do so, and in March 2003, Online decided to cease commercial operations in CFS.  Since then, there were no real meaningful operating activities conducted by Online. Thereafter it began the process of reviewing new business opportunities with the intention to maximize shareholders’ interest, looking at possible business acquisitions in North America and internationally. In accordance with the Share Exchange Agreement, Online implemented a reverse split of 3-for-5 making the total outstanding shares from 11,518,233 at December 31, 2005 into 6,910,940 shares. Then its CEO, Terri Wonderly, agreed to cancel 4,697,940 shares of common stock that she owned. Consequently, Online ended up with having 1,943,000 shares issued and outstanding right before the effective of the aforementioned stock exchange transaction and fund raising transaction. Of the 1,943,000 shares issued and outstanding, the existing shareholders of Online own 900,000 share, Chardan Capital LLC, the financial consultant, owns 800,000 shares, and the placement agents own the remaining 243,000 shares.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - REORGANIZATION AND RECAPITALIZATION (Continued)

Diguang Holdings was established under the law of the British Virgin Islands on July 27, 2004 by Sino Olympics Industrial Limited  ("Sino Olympics") (which is controlled by Yi Song and Hong Song, collectively the Song Brothers ) for the purpose of holding 100% of the equity interest in the following entities:

•	Shenzhen Diguang Electronics Co., Ltd. (a China based entity);
•	Well Planner Limited (a Hong Kong based entity); and
•	Diguang Science and Technology (HK) Limited (a BVI based entity).

Diguang Electronics was established as an equity joint venture in Shenzhen under the laws of the PRC on January 9,1996 with the registered capital of RMB15 million (equivalent $1,840,845) as of December 31, 2005 and an operating life of 20 years starting on that date. Diguang Electronics designs, develops and manufactures LED and CCFL backlight units. These backlight units are essential components used in illuminating display panels such as TFT-LCD and color STN-LCD panels. These display panels are used in products such as mobile phones, PDAs, digital cameras, liquid crystal computer or television displays and other household and industrial electronic devices. Diguang Electronics’ customers are located in both China and overseas.

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

Diguang Technology was established under the laws of the BVI on August 28, 2003 and has handled all sales to international customers and procurements of electronic components and materials for Diguang Electronics.

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

Diguang Holdings is the continuing operating entity for financial reporting purposes and the financial statements prior to March 17, 2006 represent Diguang Holdings’ financial position and results of operations. As of March 17, 2006, Online had no assets, $42,482 of liabilities, and the corresponding negative shareholders’ equity with 1,943,000 shares of common stock issued and outstanding, all of which were included in the consolidated financial statements of Diguang Holdings as of September 30, 2006. Please see the unaudited stockholders’ equity statement for the period from January 1, 2006 to September 30, 2006. And note that this reorganization transaction was deemed a non-cash transaction for cash flow statement purposes. Although Diguang Holdings is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Online as the surviving company did not change.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2005	2006
		(Unaudited)
Raw materials	$1,823,996	$2,185,523
Work in progress	78,752	56,775
Finished goods	1,544,348	2,376,386
	$3,447,096	$4,618,684

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment at cost is as follows:

	December 31,	September 30,
	2005	2006
		(Unaudited)
Machinery	$1,577,166	$2,078,708
Office equipment	470,086	696,542
Vehicles	144,995	157,938
Software	27,124	9,097
Leasehold improvement	373,427	347,113
	2,592,798	3,289,398
Accumulated depreciation	(472,905)	(666,769)
	$2,119,893	$2,622,629

The depreciation and amortization for the nine-month period ended September 30, 2005 and 2006 was $185,202 and $195,987, respectively.  The depreciation and amortization for the three-month period ended September 30, 2005 and 2006 was $61,374 and $65,923, respectively.

Pursuant to the board resolution of Diguang Electronics dated December 12, 2005, it was resolved that Diguang Electronics would acquire an office space of 1,220 square meters in Shenzhen at a total cost of RMB15,369,877 (equivalent of $1,944,569). On January 25, 2006, a pre-sale agreement was reached. Diguang Electronics had made full payment of RMB15,369,877 and the office space had not been put into use until 2007.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party Relationships

Name of Related Parties	Relationship with the Company

Mr. Yi Song	One of shareholders of the Company

Mr. Hong Song	One of the shareholders of the Company

Shenzhen Diguang Engine & Equipment Co., Ltd. (a China based entity)	80% owned by Mr. Yi Song and 20% owned by Mr. Hong Song

Dongguan Diguang Electronic Science and Technology Co., Ltd. (a China based entity from which Diguang Electronics has rented the plant.)	92% owned by Sino Olympics Industrial Limited and 8% owned by Shenzhen Diguang Engine & Equipment Co., Ltd.

Sino Olympics Industrial Limited	The representative of Song’s brothers

Dihao Electronics (Yangzhou) Co., Ltd.	65% owned by Sino Olympic Industrial Ltd.

According to the lease agreement between Diguang Electronics and Dongguan Diguang Electronic Science & Technology Co., Ltd. ("Dongguan Diguang"), a company 92% owned by Sino Olympics and 8% owned by Shenzhen Diguang Engine & Equipment Co., Ltd., dated March 30, 2006, Diguang Electronics agreed to pay the rental of RMB380,000 per month including all maintenance fees based on the prevailing market price for a similar facility to be leased in Dongguan area and that the lease terms start from February 1, 2005 to January 31, 2010, and both parties agreed that the rental for three months from February to April 2005 shall be waived as Diguang Electronics had to finish its interior remodeling during this period. Based on the above agreement, the Company recorded the monthly rental of RMB361,000 on a straight-line basis.

As of September 30, 2006, the break-down details of due from/to related parties were summarized as follows:

Due from related parties	Diguang Engine & Equipment	Dongguan Diguang	Dihao Electronics (Yangzhou)	Total
On 12/31/05	$21,538	$-	$-	$21,538
Addition - sales	-	-	1,076,096	1,076,096
Addition - loan	-	384,615	-	384,615
Addition - prepaid rental	-	48,077	-	48,077
Cash received	(21,538)		(341,165)	(362,703)
On 09/30/06	$-	$432,692	$734,931	$1,167,623

Due to related parties
On 12/31/05	$2,339	$135,101	$-	$137,440
Payment made	(2,355)	(135,101)	-	(137,456)
Translation adjustment	16	-	-	16
On 09/30/06	$-	$-	$-	$-

During the nine-month period ended September 30, 2006, Diguang Electronics paid nine-month rental of $427,698, and prepaid one-month rental of $48,077 to Dongguan Diguang Electronics Science and Technology Co, Ltd During the three-month period ended September 30, 2006. Diguang Electronics paid three- month rental of $142,059 and prepaid one-month rental of $0 to Dongguan Diguang Electronic Science and Technolog Co, Ltd.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

According to the Board resolution on September 26, 2006, Diguang Electronics decided to make a loan of $2 million to Dongguan Diguang through a bank at the current market interest for the similar loan terms, which would be used for the construction of the new production facility and dormitory in Dongguan. Diguang Electronics entered into a loan agreement, on September 30, 2006, with Dongguan Diguang. Pursuant to the signed loan agreement, Dongguan Diguang is allowed to borrow funds up to RMB16 million and required to pay interest based on a market interest rate determined by a bank. On September 30, 2006, Diguang Electronics advanced loan principal of $384,615 with a 5.5% interest rate to Dongguan Diguang through China Merchants Bank, Shenzhen Nanyou Branch. The loan term is from September 30, 2006 to November 30, 2007.

The above two transactions of rental and loan have resulted in a related party receivable of $432,692 as of September 30, 2006.

During the nine-month period ended September 30, 2006, Diguang Electronics made sales of components of CCFL backlights of $1,076,096 to Dihao Electronics (Yangzhou) Co., Ltd., received cash of $341,165 resulting in a related party trade receivable of $734,931 as of September 30, 2006. During the three-month period ended September 30, 2006, Diguang Electronics made sales of components of CCFL backlights of $355,467 to Dihao Electronics (Yangzhou) Co., Ltd., and received cash of $50,185 which resulted in a related party trade receivable of $734,931 as of September 30, 2006.

 NOTE 6 ─ LONG TERM INVESTMENT

In July 2006, the Company made a decision to invest in a chip manufacturing company for securing upstream supply and business expansion purpose. The Company has committed to invest up to $3 million in Huaxia (Yangzhou) Integrated O/E System Inc. On July 6, 2006 the Company infused $1.5 million into that investee company and accounted for the investment under cost method as its interest in this entity reached only 15% and the remaining $1.5 million will be infused into that investee company sometime during the next two years after the investee company changes its business license in China.

The following information summarized the long-term investments at September 30 2006.

September 30, 2006	Interest Held	Long-term Investment at Cost	Equity in Investee Company	Advance to Investee Company	Subtotal
Cost Method
Huaxia(Yangzhou)	15%	1,500,000	-	-	1,500,000
Total		$1,500,000	-	-	1,500,000

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating leasing commitment

According to the lease agreement between Diguang Electronics and Dongguan Diguang, Diguang Electronics has a long term lease agreement with Dongguan Diguang Electronic Science & Technology Co., Ltd. Diguang Electronics agreed to pay the rental of RMB380,000 per month including all maintenance fees based on the prevailing market price for a similar facility to be leased in Dongguan area. The lease terms starts from February 1, 2005 to January 31, 2010.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

Both parties agreed that the rental for the first three months, from February to April 2005, shall be waived as Diguang Electronics had to finish its interior remodeling during this period.

Future minimum payments required under the lease agreement that has an initial or a remaining lease term in excess of one year at December 31, 2005 are as follows:

Year	Amount
2006	$576,923
2007	576,923
2008	576,923
2009	576,923
2010	48,077
Total	$2,355,769

NOTE 8 - EQUITY TRANSACTIONS

As of March 17, 2006, right before the reverse merger and private placement took place, Online had 11,518,233 shares of common stock outstanding. The board of directors and majority shareholders of Online resolved to implement a 3-for-5 reverse split. Consequently, the total outstanding share after the reverse split was 6,910,940. Terry Wonderly, the majority shareholder, agreed to cancel 4,967,940 shares of common stock she owned. After this cancellation, Online had 1,943,000 shares of common stock outstanding right before the reverse merger and private placement. Among the 1,943,000 shares of common stock outstanding, Chardan Capital, LLC (the consultant of Online for the reverse merger and private placement), accounted for 800,000 shares and Chardan Capital Markets and Maxim (two placement agents) accounted for 243,000 shares.

On March 17, 2006, in connection with the reverse acquisition between Diguang Holdings and Online, the Company issued 2.4 million shares of its common stock to 94 accredited investors at $5.00 per share to raise a gross amount of $12 million. After deducting the offering expenses of $1,740,624 paid by cash, the Company recorded the net proceeds of $10,259,376. Out of the $1,740,624, cash disbursement of $1,714,906 was incurred in the nine months ended September 30, 2006 whereas cash disbursement of $25,718 was incurred in the fourth quarter of 2005. Therefore, the offset of deferred offering expense of $25,718 against additional paid-in capital was a non-cash transaction for cash flow statement purpose.

In accordance with the signed Share Exchange Agreement, the shareholders of Diguang Holdings will be granted certain incentive shares if the Company (post reverse merger) meets certain financial performance criteria. The incentive shares and financial performance criteria are as follows:

	Total Incentive Shares	2006	2007	2008	2009
Sino Olympics Industries Limited	6,000,000	500,000	1,500,000	2,000,000	2,000,000
After-tax Profit Target (in million) (1)		$15.7	$22.8	$31.9	$43.1

 DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - EQUITY TRANSACTIONS (Continued)

(1)  After-tax profit targets shall be the income from operations, less taxes paid or payable with regard to such income, excluding the effect on income from operations, if any, resulting from issuance of incentive shares in any year. By way of example, if the incentive shares for 2006 are earned and issued in 2007 with an aggregate value of $7 million, and as a result the income from operations for 2007 is reduced by $7 million, the determination of whether the after-tax profit targets are attained for 2007 will be made without deducting the $7 million from income from operations.  That is, if income from operations was $20 million after the charge for issuance of the incentive shares, for purposes of issuance of incentive shares for 2007, income from operations will be deemed to be $27 million, and whether the target is attained will be determined by deducting from $27 million the amount of taxes that would have been paid or payable had income from operations actually been $27 million.

The Company accounts for the transactions of issuing these incentive shares based on the fair value of granting date. Under SFAS 123R, the Company assesses whether the awards would be earned at the grant date and whether the expense would be recorded over the period (which in this case is specified as the shareholders of Diguang Holdings can earn any of the amounts each year). The Company believed that the expense would not be recorded as the annual operating result would not meet the required amount for the year ended December 31, 2006.

NOTE 9 - STOCK OPTIONS

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, (“SFAS No.123R"). The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R. There were no stock options issued before January 1, 2006. The Company used Black-Scholes option pricing model to determine the fair value of stock options on the grant date. The fair value of stock options for 540,000 shares was $11.10 per share, resulting in a share-based compensation totaling $5,992,509. Of the total fair value of $5,992,509, $1,855,713 was recognized as expense as only 23,333 shares of option became exercisable on September 30, 2006 and the remaining fair value will be recognized as they are amortized over the vesting period.

Assumptions

The disclosure of the above fair value for these awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	September 30,
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

NOTE 9 - STOCK OPTIONS (Continued)

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

A summary of option activities under the 2006 Plan during the nine-month period ended September 30, 2006 is presented as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value at Reporting Date
Outstanding on Janaury1, 2006	-	$-	-	-
Granted	540,000	5.00	7	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding on September 30, 2006	540,000	5.00	7	$891,000
Exercisable on September 30, 2006	23,333	$5.00	7	$38,500

A summary of the status of the Company’s non-vested stock options during the nine-month period ended September 30, 2006 is presented below:

Non-vested Options	Shares	Weighted-Average Grant-Date Fair Value
Non-vested on January 1, 2006	-	$-
Granted	540,000	11.10
Vested	23,333	(11.10)
Forfeited	-	-
Non-vested on September 30, 2006	516,667	$11.10

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	Nine Months Ended September 30		Three Months Ended September 30
	2005	2006	2005	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to common shareholders	$7,439,634	$3,452,118	$2,738,496	$669,316
Net income used in computing diluted earnings per share	$7,439,634	$3,452,118	$2,738,496	$669,316

Denominator:
Weighted average common shares outstanding - basic	18,250,000	21,383,960	18,250,000	22,593,000
Potential diluted shares from stock options granted	-	-	-	-
Weighted average common share outstanding - diluted	18,250,000	21,624,765	18,250,000	22,814,979

Basic earnings per share	$0.41	$0.16	0.15	0.03
Diluted earnings per share	$0.41	$0.16	0.15	0.03

NOTE 11 - GOVERNMENT SUBSIDIES

The local government in Shenzhen provided government subsidies sourcing from the proceeds of value added tax and corporate income tax collected to encourage Diguang Electronics’ research and development efforts. All subsidies were accounted for based on the hard evidence that Diguang Electronics should be entitled to receive these subsidies or that cash has been received. Government subsidies received with specification to support the research and development efforts were first offset against Diguang Electronics’ research and development expense and the remaining balance, if any, together with proceeds from other subsidy programs, were recognized as other income in accordance with internationally prevailing practice. The government subsidies for the nine-month period ended September 30, 2005 and 2006 were $71,819 and $0, respectively.

NOTE 12 - SEGMENT REPORTING

The Company currently operates only in one business segment. As the Company's major production base is in China, export revenue and net income in overseas entities accounted for a significant portion of total consolidated revenue and net income.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SEGMENT REPORTING (Continued)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2006	2005	2006
Sales to China domestic customers	$3,268,815	$4,401,017	$913,887	$2,247,108
Sales to international customers	24,794,623	21,590,176	8,763,082	6,004,911
	$28,063,438	$25,991,193	$9,676,969	$8,252,019

	China Customers	International Customers	Total
Nine Months Ended September 30
As of September 30, 2005
Revenue	$3,268,815	$24,794,623	$28,063,438
Gross margin	30%	38%	37%
Receivable	1,055,823	5,608,860	6,664,683
Inventory	3,571,967	-	3,571,967
Property and equipment	1,637,531	-	1,637,531
Expenditures for long-lived assets	1,306,577	-	1,306,577

As of September 30, 2006
Revenue	$4,401,017	$21,590,176	$25,991,193
Gross margin	33%	37%	36%
Receivable	2,662,573	3,673,754	6,336,327
Inventory	4,618,684	-	4,618,684
Property and equipment	2,622,629	-	2,622,629
Expenditures for long-lived assets	2,513,350	-	2,513,350

Three Months Ended September 30
As of September 30, 2005
Revenue	$913,887	$8,763,082	$9,676,969
Gross Margin	34%	41%	40%
Receivable	1,055,823	5,608,860	6,664,683
Inventory	3,571,967	-	3,571,967
Property and equipment	1,637,531	-	1,637,531
Expenditures for long-lived assets	1,306,577	-	1,306,577
As of September 30, 2006
Revenue	$2,247,108	$6,004,911	$8,252,019
Gross Margin	35%	38%	37%
Receivable	2,662,573	3,673,754	6,336,327
Inventory	4,618,684	-	4,618,684
Property and equipment	2,622,629	-	2,622,629
Expenditures for long-lived assets	2,513,350	-	2,513,350

NOTE 13 - SUPPLEMENTARY INFORMATION ABOUT CASH FLOWS

Cash Paid

	Nine Months Ended September 30,
	2005	2006
	(Unaudited)	(Unaudited)
Interest	$16,439	$-
Income tax	147,987	549,717

Non-cash Transactions

	Nine Months Ended September 30,
	2005	2006
	(Unaudited)	(Unaudited)
Common stock	-	$1,943
Additional paid-in capital	-	(1,943)
Additional paid-in capital	-	(25,718)
Deferred offering expense	-	25,718

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

THE READER SHOULD CAREFULLY CONSIDER, TOGETHER WITH THE OTHER MATTERS REFERRED TO HEREIN, THE INFORMATION CONTAINED UNDER THE CAPTION "RISK FACTORS" IN OUR REGISTRATION STATEMENT ON FORM S-1, AS AMENDED, FILED WITH THE COMMISSION ON OCTOBER 30, 2006 FOR A MORE DETAILED DESCRIPTION OF THESE SIGNIFICANT RISKS AND UNCERTAINTIES. WE CAUTION THE READER, HOWEVER, NOT TO UNDULY RELY ON THESE FORWARD-LOOKING STATEMENTS.

RISK FACTORS

Investment in our common stock involves risk. You should carefully consider the investing risks before deciding to invest. The market price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included in this prospectus, including our consolidated financial statements and the accompanying notes. You should pay particular attention to the fact that we are a holding company with substantial operations in China and are subject to legal and regulatory environments that in many respects differ from that of the United States. Our business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below and any others not foreseen. This discussion contains forward-looking statements.

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

We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, we believe that our allowance for doubtful accounts as of December 31, 2005 and September 30, 2006 was adequate, respectively. However, actual write-off might exceed the recorded allowance.

Inventories

Inventories are composed of raw materials and components, work in progress and finished goods, all of which are related to backlight products. Inventories are valued at the lower of cost (based on weighted average method) or the market. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. We write down inventories that are not saleable, excess or obsolete, whether raw materials, work-in-process or finished goods, by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts and statistics, judgment is used in assessing provisions for the remaining inventory based on salability and obsolescence.

The increase in inventories is primarily related to the finished goods in transit to certain domestic customers at month end and the corresponding revenue would be recognized in the fourth quarter this year subsequent to the completion of customs clearance.

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

There is no income tax for the companies domiciled in the British Virgin Islands (the"BVI"). Accordingly, Diguang Technology has not presented any income tax provision related to the BVI tax jurisdiction.

Diguang Electronics is registered at Shenzhen and subject to a favorable income tax rate at 15% compared to a statutory income tax rate of 33% (30% for the central government and 3% for the local government) under the current tax laws of PRC because Shenzhen is a special zone designated by Chinese central government to attract foreign investments. Diguang Electronics has been deemed as a high-tech company by Shenzhen Bureau of Science, Technology & Information. Under this category, Diguang Electronics has been entitled to enjoy a 50% exemption from corporate income tax at the rate of 15% for the three years from January 1, 2004 to December 31, 2006. However, in accordance with the Rules for the Implementation of the Income Tax law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises prescribed by the central government, the minimum corporate income tax rate should be 10% within the three years ended December 31, 2004, 2005, and 2006. We recorded the income tax provision based on 10% of corporate income tax rate for the years ended December 31, 2004 and 2005 considering that the difference between the 7.5% rate implemented by the local tax authority and the 10% rate in terms of the rules prescribed by the central government should be recognized as income tax payable for conservative consideration.

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

On September 30, 2006 and December 31, 2005, the allowance for doubtful accounts at Diguang Electronics was $0 and $41,779, respectively. The remaining balance of $491,908 and $450,129 of the allowance for doubtful accounts on September 30, 2006 and December 31, 2005, respectively, was of Diguang Technology, which is not subject to any corporate income tax. Because Diguang Electronics is the only entity which will be subject to corporate income tax at a rate of 10%, the impact of deferred tax assets arising from the allowance for doubtful accounts at Diguang Electronics level on December 31, 2004 and 2005, respectively, was minimal. Except this minimal impact of deferred tax assets, we did not have any other temporary differences which would have given rise to deferred income tax assets and liabilities. Accordingly, we did not provide the disclosure of deferred tax assets and liabilities for the periods reported.

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

Share-Based Payments

We adopted Statement of Financial Accounting Standards No 123(R): “Share-Based Payments” SFAS 123R effective January 1, 2006. SFAS 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R generally requires such transactions be accounted for using a fair-value-based method. As we have never issued any stock options and warrants before January 1, 2006 and issued certain stock options in 2006, we accounted for the stock option granted using a fair-value-based method in accordance with SFAS No. 123R.

Results of Operations

Comparison of the nine months ended September 30, 2006 and 2005

Revenue

Net revenue was approximately $26 million for the nine months ended September 30, 2006, a decrease of $2.1 million or 7%, compared to $28.1 million for the same period of the prior year. The major reason of the revenue decline was the pricing pressure in the backlight industry. CCFL products were under more pricing pressure than LED products because CCFL backlights were mostly applied to larger (7”-10.4”) displays that are newer products and are, therefore, subject to more price erosion in the earlier stage of the product cycle. In such an environment, our strategy was to improve our product mix in favor of higher-priced products in the CCFL category. This strategy mitigated the impact of the pricing pressure on our financial results.

Our total net revenue can be divided into international sales and domestic sales as follows:

	Nine Months Ended September 30,
	2005	2006
International sales	24,794,000	21,590,000
Domestic sales	3,269,000	4,401,000
Total	28,063,000	25,991,000

Sales to international customers totaled $21.6 million for the nine months ended September 30, 2006, a decrease of $3.2 million or 13%, compared to $24.8 million for the same period of the prior year. The decrease in revenue was primarily due to the reduced unit prices as a result of the market environment. However, the impact of such a market environment was mitigated by our successful development of new customers who purchased our high end products. The change in revenue by geographical segment was primarily due to the decrease in sales to customers located in Hong Kong and Taiwan as a result of the decrease in product prices as a general trend. Sales to Hong Kong customers were 11.3 million for the nine months ended September 30, 2006, a decrease of 2.5 million or 17%, compared to 13.8 million for the same period of the prior year. Sales to Taiwanese customers were 4.7 million for the nine months ended September 30, 2006, a decrease of 2.2 million or 32%, compared to 6.9 million for the same period of the prior year. The decrease was attributed to the price decline of the CCFL products. However, we secured the revenue stream from sales to other customers who are located in other Asian market during the nine months ended September 30, 2006.

Sales to domestic customers were $4.4 million for the nine months ended September 30, 2006, an increase of $1.1 million or 35%, compared to $3.3 million for the same period of the prior year. This increase was a result of the increased sales to some of new domestic customers developed in the prior periods. Sales to one of the new domestic customers, Dihao Electronic (Yangzhou) Co., Ltd., a related party, amounted to $1 million for the nine months ended September 30, 2006. The increase in domestic sales was primarily due to the increased demand from domestic customers to source locally in order to improve supply-chain management.

From the product mix aspect, our sale can be divided into two main categories: CCFL and LED products as follows.

	Nine Months Ended September 30,
	2005	2006
CCFL	18,785,000	17,597,000
LED	9,278,000	8,394,000
Total	28,063,000	25,991,000

During the nine months ended September 30, 2006, CCFL products accounted for 68% of our sales revenue, compared to 67% during the same period in the prior year. Sales of CCFL backlights totaled $17.6 million for the nine months ended September 30, 2006, a decrease of $1.2 million or 4.2%, compared to $18.8 million for the same period of the prior year. The decrease in revenue from sales of CCFL was primarily due to the unit price decline as a result of the market environment. Despite the general drop in unit price for CCFL products, we successfully boosted the sales of higher-priced products within the CCFL category, such as backlights for portable DVDs.

LED backlight products accounted for the remainder of the net revenues. Sales of LED backlight products totaled $8.4 million for the nine months ended September 30, 2006, a decrease of $885,000 or 10%, compared to $9.3 million for the same period of the prior year. The decrease is due to the fact that LED technology is currently applied to screen sizes below 3”. We have been shifting our product mix towards backlights for larger screen sizes that tend to be CCFL products

Cost of Sales

Since the basic materials for all backlight products are similar, we hereby discuss cost of sales in aggregate of all products. Cost of sales was $16.6 million for the nine months ended September 30, 2006, a decrease of $1.2 million, or 7%, compared to $17.8 million for the same period of the prior year. Such a decline was in line with the 7% revenue decrease.

Raw material cost was $11.9 million for the nine months ended September 30, 2006, compared to $15 million for the same period of the prior year. The 21% reduction of raw material cost was a key contributor to our accomplishment of a superior gross margin in a challenging market environment. The decrease in raw material costs was attributed to the re-engineering of product designs that aims at maximizing the luminous efficiency of products while minimizing the material input, reducing unit cost of raw materials purchased and enhancing the efficiency in the production process.

Labor cost was $2.5 million for the nine months ended September 30, 2006, compared to $1.3 million for the same period of the prior year. The 93% increase in labor cost was attributed to the significant increase in the headcount of employees as well as increased employee benefits. The increase in headcounts resulted from establishing the film cutting and LED assembling lines to bring these functions in-house, which would result in lower costs than outsourcing and better supply chain management

Production overhead was $2.2 million for the nine months ended September 30, 2006, compared to $1.5 million for the same period of the prior year. The 50% increase in production overhead was attributed to the additional depreciation from the newly established production lines for the 15”-19” CCFL product launch.

Gross Margin

The overall gross margin for the nine months ended September 30, 2006 was 36.1%, a 0.5% decrease, compared to 36.6% gross margin for the same period in the prior year. Despite the significant pricing pressure we faced, we managed to sustain our gross margins by using a multi-pronged approach. We improved our product mix in favor of higher-margin products while continuing to re-engineer our product designs to reduce material consumption and at the same time maintaining product quality. In addition, we developed know-how to produce more types of components in-house at lower costs than purchasing them from suppliers. Facing the unfavorable price reduction pressure for our sales, we also took advantage of purchasing components and raw materials at a lower price due to the general market trend. The overall effect on gross margin due to the decrease in purchase price of materials and the saving resulting from the enhancement of production process fully offset the decrease caused by the price reduction effect in revenue side during the nine months ended September 30, 2006. However, the above positive effect was offset by the increase in labor cost and production overhead, resulting in a negative effect of 0.5% compared to the gross margin for the same period of the prior year.

Regarding international sales, our gross margin was approximately 37%, a 1% decrease, compared to 38% for the same period of the prior year due to the price reduction pressure from end users who are LCD panel makers. Regarding domestic sales, our gross margin was approximately 33%, a 3% increase, compared to 30% for the same period of the prior year. The improvement in the gross margin on domestic sales was primarily due to the economies of scale accomplished as domestic orders picked up.

Selling Expenses

Selling expenses were $1,100,000 for nine months ended September 30, 2006, an increase of $447,000 or 68%, compared to $653,000 during the same period of 2005. The increase was primarily attributable to our efforts to expand our market share and promote our new products such as backlights for computer monitors and television sets. During the nine months ended September 30, 2006, our commissions paid to our trade agencies were increased by $60,000 as we tried to boost our presence in the key Asian markets. In the mean time, we increased the number of our sales representatives and raised the sales incentives, resulting in the increase expense of $175,000. Higher advertising costs and promotion expenses for attending trade shows also contributed to the increase of $212,000 in selling expenses. As a percentage of net revenue, selling expenses were approximately 4% for the nine months ended September 30, 2006 and 2% for the nine months ended 2005, respectively.

Research and Development

For the nine months ended September 30, 2006, the net research and development expenses were $864,000, an increase of $135,000 or 18%, compared to $729,000 for the same period in the prior year. Before offset by government subsidies for research and development in the form of value-added tax rebate, the gross research and development expenses were $864,000 and $800,000 for the nine months ended September 30, 2006 and 2005 respectively. The government subsidies we received were $71,000 for the nine months ended September 30, 2005. We did not receive such subsidies during the nine months ended September 30, 2006. This increase reflects our efforts in researching and developing new products, such as the 15”-19” backlights for monitors and LED backlight application for televisions. The increase was mainly incurred in the expansion of the research and development team as well as the compensation levels of our engineers. Moreover, the consumption of mold and the material for experiments and sample products also saw a meaningful pickup. As a percentage of net revenue, research and development expenses were approximately 3.3% and 2.6% for the nine months ended 2006 and 2005 respectively.

General and Administrative Expenses

General and administrative expenses were $3.6 million for the nine months ended September 30, 2006, an increase of $2.7 million or 269%, compared to $987,000 for the same period in the prior year. The increase was attributed mainly to the amortization of share-based compensation of approximately $1.9 million. The employee stock option program started in 2006 when 540,000 shares of stock options were granted. As a result, share-based compensation expenses were incurred during the current period but not in the same period of the prior year. The impact of the share-based compensation amortization on our net income and earnings per share was significant. In order to provide a meaningful and consistent comparison of the underlying business fundamentals of both periods, non-GAAP net income and earnings per share data excluding stock option compensation amortization, as well as a reconciliation table of GAAP and non-GAAP statistics are provided under captions “Net Income” and “Earnings per Share”. Moreover, compensation to managerial and administrative employees increased by $511,000, as we hired new talents to enhance our managerial strength and raised the level of compensation for key positions. In addition, the increase in professional expenses as a result of becoming a public company was offset by the decrease of office expense, contributing to the increase of management expense by $290,000. As a percentage of net revenue, general and administrative expenses represented 14% and 4% for the nine months ended September 30, 2006 and 2005, respectively. Excluding the stock compensation expense, the current general and administrative expense for the nine months ended September 30, 2006 represented 7% of the revenue.

Interest Income (Expense)

The net interest income was $114,000 for the nine months ended September 30, 2006, representing an increase of $134,000, compared with an interest expense of $21,000 during the same period in 2005. During the nine months ended September 30, 2005, we had a term loan of $494,000 outstanding and corresponding interest. The loan was paid off on October 28, 2005. We had no interest-bearing debt outstanding during the nine months ended September 30, 2006. Interest income was earned on cash generated from operations and unused proceeds from the private placement that took place on March 17, 2006. Interest income for the nine months ended 2006 represented 0.4% of sales revenue.

Income Tax Provision

Income tax provision for the nine months ended September 30, 2006 was approximately $545,000, an increase of $121,000, compared to $424,000 for the nine months ended September 30, 2005. The increase in income tax provision was attributed mainly to the increase in taxable income from Diguang Electronics. The taxable income in Diguang Electronics for the nine months ended September 30, 2006 was $5.5 million, compared to $4.2 million for the nine months ended September 30, 2005. The tax provision rate for both periods was 10%. As a percentage of net revenue, income tax provision was 2.1% and 1.5% for the nine months ended September 30, 2006 and 2005, respectively.

Net Income

Net income was $3.5 million for the nine months ended September 30, 2006, a decrease of $4.0 million, or 54% from $7.4 million for the same period in the prior year. Since the employee stock option plan was established in 2006 when 540,000 shares of options were granted, we did not have any option expenses during the three quarters ended September 30, 2005. Due to the significant impact of the option expenses on our net income for the current period, we hereby provide net income on a non-GAAP basis for the current period excluding the option expenses in order to provide a meaningful and consistent comparison of the underlying business performance of both periods. The net income for the current period on a non-GAAP basis was $5.3 million, a 28% decline from the same period in the prior year, according to the reconciliation table between the GAAP and non-GAAP statistics in Table 1. The rest of the decrease in net income was due mainly to the decreased revenues, increased operating expenses, which is primarily attributable to the option expenses and the increased research and development expenses as well as selling expenses in an effort to promote new products. As a percentage of revenue, net income fell to 13.3% for the nine months ended September 30, 2006 from 26.5% for the same period in the prior year. Excluding option expenses, net income on a non-GAAP bases was 20.4% of revenues for the nine months ending September 30, 2006

Table 1 Reconciliation of GAAP Net Income and Earnings Per Share to Non-GAAP Net Income and Earnings Per Share

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(Unaudited)	(Unaudited)

GAAP net income	669,316	3,452,118
Stock-based compensation	795,305	1,855,713
Non-GAAP net income	1,464,621	5,307,831

GAAP net income per share	0.03	0.16
Stock-based compensation	0.04	0.09
Non-GAAP earnings per share - basic	0.06	0.25

Weighted average shares outstanding - basic	22,593,000	21,383,960

The above $0.06 did not add up. It’s due to the rounding effect (0.0296+0.0352=0.0648).

Earnings per share

The basic earnings per share were $0.16 for the nine months ended September 30, 2006, as compared with $0.41 for the same period in the prior year. Excluding the option expenses, the earning per share for the current period on a non-GAAP basis would have been $0.25, according to the reconciliation in Table 1 above. The decrease in earnings per share was due to the decrease in net income attributable to common shareholders, which was $3.5 million for the nine months ended September 30, 2006, a decrease of $4.0 million or 54%, from approximately $7.4 million for the same period of the prior year. In addition, the weighted average common shares outstanding were increased to 21.4 million shares for the nine months ended September 30, 2006, as compared with 18.3 million shares for the same period in the prior year.

Comparison of the three months ended September 30, 2006 and 2005

Revenue

Net revenue was $8.3 million for the three months ended September 30, 2006, a decrease of $1.4 million, or 15% from $9.7 million for the same period of the prior year. The major reason for the revenue decline was the pricing pressure in the backlight industry. CCFL products were under more pricing pressure than LED products because CCFL backlights were mostly applied to larger (7”-10.4”) displays that are newer products and are, therefore, subject to more price erosion in the earlier stage of the product cycle. In such an environment, our strategy was to improve our product mix in favor of higher value-added products, which tended to be higher-priced products in the CCFL category. This strategy mitigated the impact of the pricing pressure on our financial results.

Our total net revenue can be divided into international sales and domestic sales as follows:

	Three Months Ended September 30,
	2005	2006
International sales	8,763,000	6,005,000
Domestic sales	914,000	2,247,000
Total	9,677,000	8,252,000

Sales to international customers totaled $6 million for the three months ended September 30, 2006, a decrease of $2.8 million or 31%, compared to $8.8 million for the same period of the prior year. The decrease in revenue was primarily due to the reduced unit prices as a result of the market environment. However, the impact of such a market environment was mitigated by our successful development of new customers who purchased our high end products. The change in revenue by geographical segment was primarily due to the decrease in sales to Taiwanese customers as a result of the decrease in product prices as a general trend. Sales to Taiwanese customers were $742,000 for the three months ended September 30, 2006, a decrease of $4.1 million or 85%, compared to $4.8 million for the same period of the prior year. The significant drop was due to the decrease in sales to one of the biggest customers of CCFL products, resulting from the market oversupply situation. However, sales to Hong Kong customers were $4.2 million for the three months ended September 30, 2006, an increase of $1.2 million or 40%, compared to $3 million for the same period of the prior year as we could secure some new customers.

Sales to domestic customers were $2.2 million for the three months ended September 30, 2006, an increase of $1.3 million or 146%, compared to $914,000 for the same period of the prior year. This was the result of increased sales volume to some of the domestic customers which were developed in the prior year.

From the product mix aspect, our sale can be divided into two main categories: CCFL and LED products as follows.

	Three Months Ended September 30,
	2005	2006
CCFL	7,422,000	5,367,000
LED	2,255,000	2,885,000
Total	9,677,000	8.252,000

During the three months ended September 30, 2006, CCFL backlights accounted for 65% of our sales revenue, compared to 77% during the same period in the prior year. Sales of CCFL backlights totaled $5.4 million for the three months ended September 30, 2006, a decrease of $2.1 million or 21%, compared to $7.4 million for the same period of the prior year. The decrease in revenue from sales of CCFL was primarily due to the unit price decline resulting from the pricing pressure from the panel makers in the market. Despite the general drop in unit price of CCFL products, we successfully boosted the sales of higher-priced products within the CCFL category, such as backlights for portable DVDs.

LED backlights accounted for the remainder of the revenues. Sales of LED backlights totaled $2.9 million for the three months ended September 30, 2006, an increase of $630,000 or 28%, compared to $2.3 million for the same period of the prior year. The increase in LED backlights was mainly due to the sales to customers of backlights for TN/STN/CSTN displays and those applied to portable DVDS. $280,000 worth of LED backlight products was sold to a new customer, Dihao Electronic (Yangzhou) Co., Ltd, a related party in which Sino Olympic Industrial Ltd accounted for 65% equity interest on September 30, 2006, during the quarter ended September 30, 2006.

Cost of Sales

Since the basic materials for all backlight products are similar, we discuss cost of sales in aggregate of all products. Cost of sales was $5.2 million for the three months ended September 30, 2006, a decrease of $601,000, or 10.4%, compared to $5.8 million for the same period of the prior year. The decrease was primarily due to the decrease in revenue for the quarter ended September 30, 2006.

Raw material cost was $3.5 million for the quarter ended September 30, 2006, compared to $4.4 million for the same period of the prior year. The decrease in raw material cost of $914,000, or 21% was greater than that of the decline in revenue of 15% for the quarter. This was accomplished by re-engineering product designs that aims at maximizing the luminous efficiency of products while minimizing the material input, reducing unit cost of raw materials purchased and enhancing the efficiency of the production process.

Labor cost was $894,000 for the quarter ended September 30, 2006, compared to $735,000 for the same period of the prior year. The increase in labor cost of $159,000, or 22% was attributed to the significant increase in employee headcounts as well as increased employee benefits. The increase in headcounts resulted from establishing the film cutting and LED assembling lines to bring these functions in-house.

Production overhead was $776,000 for the quarter ended September 30, 2006, compared to $622,000 for the same period of the prior year. The increase in production cost of $154,000, or 25% was primarily due to the additional depreciation from the newly established production lines for the 15”-19” CCFL products launched this year.

Gross Margin

The gross margin for the three months ended September 30, 2006 was 37%, a 3% decrease, compared to 40% gross margin for the same period of the prior year. In face of the significant pricing pressure, we accomplished an above-average gross margin by using a multi-pronged approach. We improved our product mix in favor of higher-margin products while re-engineering our product designs to reduce material consumption and at the same time maintaining the quality level. In addition, we developed know-how to produce more types of components in-house at lower costs than purchasing them from suppliers. The unfavorable market conditions that we confronted also enabled us to reduce the prices we paid for purchased components and raw materials. The overall effect on gross margin due to the decrease in purchase price of materials and the saving resulting from the enhancement of production process fully offset the decrease caused by the price reduction effect in revenue side during the nine months ended September 30, 2006. However, the above positive effect was offset by the increase in labor cost and production overhead, resulting in a negative effect of 3% compared to the gross margin for the same period of the prior year.

Regarding international sales, our gross margin was approximately 38%, a 3% decrease, compared to 41% for the same period of the prior year due to the price reduction pressure from end users who are LCD panel makers. Regarding domestic sales, our gross margin was approximately 34%, a 1% increase, compared to 35% for the same period of the prior year.

Selling Expenses

Selling expenses were $337,000 for three months ended September 30, 2006, an increase of $95,000 or 39%, compared to $243,000 during the same period in 2005. The increase was primarily attributable to our heightened efforts to expand our market share and promote our new products such as backlights for computer monitors and television sets. We increased the number of our sales representatives and raised the sales incentives, resulting in the increase in expenses of $34,000. Higher advertising costs and expenses for attending trade shows also contributed to the increase of $61,000 in selling expenses. As a percentage of net revenue, selling expenses were approximately 4% for the three months ended September 30, 2006 and 3% for the three months ended 2005, respectively.

Research and Development

For the three months ended September 30, 2006 the research and development expenses were $273,000, a decrease of $35,000 or 11%, compared to $307,000 for the same period in the prior year. The decrease resulted from passing on some of the sampling expenses to customers. The majority of the research and development expenses were incurred in the consumption of molds and materials for experiments and new product samples. Engineer compensation is another key component of research and development expenses. As a percentage of net revenue, research and development expenses were approximately 3% and 3% for the three months ended 2006 and 2005, respectively.

General and Administrative Expenses

General and administrative expenses were $1.6 million for the three months ended September 30, 2006, an increase of $1.3 million or 475% compared to $284,000 for the same period in the prior year. The increase was attributable mainly to the incurrence of amortized share-based compensation of $795,000. The employee stock option program started in 2006 when 540,000 shares of stock options were granted. As a result, share-based compensation expenses were incurred during the current period but not in the same period of the prior year. The impact of the share-based compensation amortization on our net income and earnings per share was significant. In order to provide a meaningful and consistent comparison of the underlying business fundamentals of both periods, non-GAAP net income and earnings per share data excluding stock option compensation amortization is provided under captions “Net Income” and “Earnings per Share”. Compensation to managerial and administrative employees increased by $247,000, as we hired new talents to enhance our managerial strength and raised the level of compensation for key positions. In addition, office expense increased by $258,000. The remaining increase was due to professional expenses as a result of becoming a public company. As a percentage of net revenue, general and administrative expenses represented 20% and 3% for the three months ended September 30, 2006 and 2005, respectively. Excluding the stock compensation expense, the current general and administrative expenses represented 10% of the revenue for the three months ended September 30, 2006.

Interest Income (Expense)

The net interest income was $8,000 for the three months ended September 30, 2006, representing an increase of $12,000, compared with an interest expense of $4,000 during the same period in 2005. During the three months ended September 30, 2005, we had a term loan of $494,000 outstanding and corresponding interest. The loan was paid off on October 28, 2005. We had no interest-bearing debt outstanding during the three months ended September 30, 2006. Interest income was earned on cash generated from operations and unused proceeds from the private placement that took place on March 17, 2006. As a percentage of net revenue, interest income for three months ended 2006 represented 0.1% of sales revenue.

Income Tax Provision

Income tax provision for the three months ended September 30, 2006 was approximately $210,000, an increase of $10,000, compared to $200,000 for the three months ended September 30, 2005. The increase in income tax provision was attributed mainly to the increase in taxable income from Diguang Electronics. The taxable income in Diguang Electronics for the three months ended September 30, 2006 was $2.1 million, compared to $2 million of taxable income in Diguang Electronics for the three months ended September 30, 2005. The tax provision rate for both periods was 10%. As a percentage of net revenue, income tax provision represented 2.5% and 2.1% for the three months ended September 30, 2006 and 2005, respectively.

Net Income

Net income was $669,000 for the three months ended September 30, 2006, a decrease of $2.1 million or 76% from $2.7 million for the same period in the prior year. Since the employee stock option plan was established in 2006 when 540,000 shares of options were granted, we did not have any option expenses during the three months ended September 30, 2005. Due to the significant impact of the option expenses on our net income for the current period, we hereby provide net income on a non-GAAP basis for the current period excluding the option expenses in order to provide a meaningful and consistent comparison of the underlying business performance of both periods. The net income for the current period on a non-GAAP basis was $1.5 million, a 47% decline from the same period in the prior year, according to the reconciliation table between the GAAP and non-GAAP statistics in Table 1 on page 33. The rest of the decrease in net income was due mainly to the decrease in revenues resulting from reduced sales volume in lower-margin products and increased operating expenses, which were attributable mainly to an increase in general and administrative expenses, as described above and the increased selling expenses as we promote new products. As a result, our net profit margin reduced to 8% for the three months ended September 30, 2006 from 28% for the same period in the prior year, even though we were able to maintain our gross profit margins by improving product mix and cutting product-related costs.

Earnings per Share

The basic earnings per share were $0.03 for the three months ended September 30, 2006, compared to $0.15 for the same period in the prior year. The earnings per share for the current quarter on a non-GAAP basis excluding option expenses would have been $0.06 according to the reconciliation in Table 1 on page 32. The decrease of earnings per share was due to the decrease of net income, which was $669,000 for the three months ended September 30, 2006, a decrease of $2.1 million or 76%, from $2.7 million for the same period of the prior year. Also affecting this calculation is the fact that the basic weighted average common shares outstanding were increased to 22.6 million shares for the three months ended September 30, 2006, an increase of 4.3 million shares or 24%, from 18.3 million for the same period in the prior year.

Liquidity and Capital Resources

As of September 30, 2006, we had total assets of $39.4 million, of which cash amounted to $20.9 million, accounts receivable amounted to $5.6 million and inventories amounted to $4.6 million. Our working capital was approximately $24.3 million and our equity was $30.7 million. Our quick ratio was approximately 3:1.

Comparison of the Nine Months Ended September 30, 2006 and 2005

During the nine months ended September 30, 2006, our cash position saw a net increase of $10.8 million as compared with a net increase in cash of $3.4 million during the same period in the prior year.

Net cash from operations was $4.6 million for the nine months ended September 30, 2006, a decrease of $2 million, or 31% from the $6.6 million for the same period in the prior year.

Non-cash expenses added $2.1 million back to cash flow for the nine months ended September 30, 2006, compared with total non-cash expenses of $185,000 for the nine months ended September 30, 2005. Of the non-cash expenses for the nine months ended September 30 2006, $1.9 million was the amortization of stock compensation. There was no stock option outstanding or related option expenses for the nine months ended September 30, 2005. Depreciation was $196,000 for the nine months ended September 30, 2006, $11,000 higher than the $185,000 for the same period in the prior year, primarily due to the addition of equipment and machinery for our new products, such as backlights for computer monitors, during the current period.

The changes in operating assets and liabilities were accounted for as follows. The accounts receivable during the current reporting period increased approximately $228,000, which was $1.7 million or 88% less than the $1.9 million increase in accounts receivable during the nine months ended September 30, 2005. Inventory level increased by $1.2 million during the current reporting period, $742,000 or 39% less than the $1.9 million increase in inventory during the same period in the prior year. Other receivables increased $84,000 during the current reporting period, $502,000 or 86% less than the $586,000 increase in the same period of the prior year.

Advances from customers decreased by $333,000 during the current reporting period, $21,000 or 7% more than the $312,000 decrease in the same period of the prior year. In addition, tax payable decreased by $5,000 in the reporting period, compared with an increase of $276,000 in the same period of the prior year. Accounts payable increased by $173,000 during the nine months ended September 30, 2006, which was $3.6 million or 95% less than the $3.7 million increase in the same period in the prior year. During the nine months ended September 30, 2006, deposits, prepayment and other assets decreased by $259,000, coupled with the increase in accruals and other payables by $457,000, leading to a positive cash flow. The following summarized the impact of changes in operating assets and liabilities on cash flow with an effect larger than $20,000.

•	$228,000 of accounts receivable (negative cash flow)
•	$1,170,000 of inventory (negative cash flow)
•	$259,000 of deposits, prepayment and other assets (positive cash flow)
•	$173,000 of accounts payable (positive cash flow)
•	$457,000 of accruals and other payable (positive cash flow)
•	$333,000 of advance from customers (negative cash flow)

Net cash used in investing activities amounted to $4.1 million for the nine months ended September 30, 2006, an increase of $921,000 or 29%, compared to the $3.2 million cash used in investing activities during the same period in the prior year. In the first nine months of 2006, we invested cash of $689,000 into fixed assets, as we started to establish production capacity for the production of backlights for computer monitors and TV sets. During the nine months ended September 30, 2005, we relocated our production to the new facility in Dongguan. The majority of the $1.3 million investment in fixed assets during that period was spent on adding equipment and machinery to the new facility. During the current reporting period, we disposed of $332,000 in marketable securities, compared with the $1.4 million purchased during the same period in the prior year. During the nine months ended September 30, 2006, we made cash payment of $1.8 million for a new office space which was not put into use as of September 30, 2006. During the three months ended September 30, 2006, Diguang International Holdings Ltd.("Diguang Holdings"), our subsidiary made a $1.5 million investment in Huaxia (Yangzhou) Integrated O/E System Inc. for 15% of its equity interest.

The primary source of cash flow for the nine months ended September 30, 2006 was from financing activities. In March 2006, Diguang Holdings completed a $12 million private placement in connection with effecting a reverse merger with Online Processing, Inc. Offering expenses paid amounted to $1.7 million. The capital raised will be used to fund our next phase of expansion resulting from our new product offerings. We paid dividends of approximately $111,000 in the nine months ended September 30, 2006, which was the remaining balance since December 31, 2005, whereas there were no dividends paid for the nine months ended September 30, 2005.

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

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate has remained stable over the past several years. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.3% fluctuation. As a result, the exchange rate of the Renminbi recently rose to 7.79 against the dollar, amounting to a 6% appreciation of the Renminbi. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business, as described in Risk Factors, above.

We currently do not engage in hedging or other activities to control the risk of our foreign currency exposure.

Exchange Controls

Chinese law allows enterprises owned by foreign investors to remit their profits, dividends and bonuses earned in China to other countries, and the remittance does not require prior approval by the State Administration on Foreign Exchange ("SAFE"). SAFE regulations formerly required extensive documentation and reporting, some of which was burdensome and slowed down payments. If there is a return to payment restrictions and reporting, the ability of a Chinese company to attract investors will be reduced. Also, current investors may not be able to obtain the profits of the business which they own as a result of other restrictions that the Chinese government may impose.  Relevant Chinese law and regulation permit payment of dividends only from retained earnings, if any, determined in accordance with Chinese accounting standards and regulations. It is possible that the Chinese tax authorities may require changes in our reported income that would limit our ability to pay dividends and other distributions. Chinese law requires companies to set aside a portion of net income to fund certain reserves which amounts are to distributable as dividends. These rules and possible changes could restrict a company in China from repatriating funds to us and our shareholders as dividends.

Interest Rate Risk

We are equity financed and do not have any debt that is subject to interest rate change risk.

SUBSEQUENT EVENTS

On April 21, 2006, we entered into an option agreement with our two major shareholders and corporate officers: Yi Song (President and CEO) and Hong Song (COO)(collectively, the "Song Brothers"), to obtain an option to acquire the interest held by the Song Brothers in North Diamond, which is a BVI based company. North Diamond established a wholly owned subsidiary named Dihao Electronic (Yangzhou) Co., Ltd. in Yangzhou, Jiangsu Province, China on June 11, 2004, with a registered capital of $5 million. This wholly owned foreign enterprise (WOFE) in China was in operation since early 2006.

Sino Olympics committed to infuse $3.25 million accounting for a 65% interest in North Diamond and the other investor committed to infuse $1.75 million accounting for a 35% interest in North Diamond. As of June 30, 2006, Sino Olympics infused an additional capital of $1 million, making its capital contribution up to $1.4875 million accounting for a 59.5% interest, and the other investor infused $1.0125 million accounting for a 40.5% interest. On September 19, 2006, Sino Olympics infused additional capital of $1.8804 million in order to make its interest in North Diamond up to 65%. By doing so, the 65% versus 35% equity interest ratio has satisfied the original capital commitment.

Pursuant to the signed option agreement, we have the right to acquire the 32.5% interest currently held by the Song Brothers in North Diamond in exchange for cash consideration of $487,500 plus interest at 6% per annum from the date of capital infused to the date of acquisition taken place. Pursuant to the signed option agreement, we obtained an option to acquire the entire 65% interest from Sino Olympics with the expectation that the total investment could reach $3.25 million plus interest at 6% per annum from the date at which the Song brothers infused their capital into North Diamond to the date we exercise this acquisition option. If we exercise (solely based on our discretion) the aforementioned option, the obligation to contribute $3.25 million of the registered capital ($5 million) into this WOFE will be also assumed by us.

On May 12, 2006, the aforementioned option agreement was amended and restated by relevant parties. Pursuant to the amended and restated purchase option agreement, the purchase price for the equity Interest and the additional 32.5% interest, shall be the amount paid by Sino Olympics for the equity interest and $487,500, plus interest at the rate of 6% per annum which shall apply to both the equity interest and the additional 32.5% interest, plus the assumption of any remaining obligation of Sino Olympics to contribute the registered capital to North Diamond. The interest at the rate of 6% per annum shall commence on the date of payment made by Sino Olympics towards its registered capital of North Diamond and shall end on the date of the exercise notice.

According to the Board resolution on April 5, 2006, Diguang Electronics decided to increase its registered capital from RMB15 million to RMB85 million and its total investment from RMB15 million to RMB150 million. On April 30, 2006, the application has been approved by Shenzhen Bureau of Trade and Industry at Nanshan District, Shenzhen City, Guangdong Province of China. As of September 30, 2006, the registered capital of Shenzhen Diguang has been increased up to RMB85 million, approximately $10.64 million

According to the Board resolution on September 26, 2006, Diguang Electronics decided to make a loan of $2 million (approximately RMB 16 million) to Dongguan Diguang Electronic Science and Technology Co., Ltd. through a bank at the current market rate for this type of loan, which would be used for the construction of the new production facility and dormitory in Dongguan. On September 30, 2006, Diguang Electronics signed a mandate loan contract with Dongguan Diguang Electronic Science and Technology Co., Ltd., which limit the borrowing up to RMB 16 million (equivalent of $2,024,291) and requires an interest rate based on financial market. On September 30, 2006, Diguang Electronics paid the loan capital of $384,615 with 5.5% interest, and on October 10, 2006, Diguang Electronics paid another loan capital of $1,639,676 with 5.5% interest to Dongguan Diguang Electronic Science and Technology Co., Ltd. through China Merchants Bank, Shenzhen Nanyou Branch. The loan is maturing on November 30, 2007.
On October 8, 2006, Diguang Electronics, a wholly-owned subsidiary, entered into an agreement with an LCD panel producer in Wuhan (the "Producer") to lease equipment from the Producer's Wuhan factory. The purpose of the lease is for Diguang Electronics to supply 15"-19" CCFL backlights for computer monitors on site to the Producer. The lease will commence on December 1, 2006 and end on November 30, 2008, renewable at the end of the contract term. Monthly rent is equivalent to approximately $29,960. The lease agreement was approved by the Board on November 14, 2006.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. EXHIBITS

3.1(i)	Amended and Restated Articles of Incorporation (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 30, 2006)

3.1(ii)	Amended and Restated Bylaws (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 30, 2006)

10.1	Amended and Restated Share Exchange Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2006)

10.2	Amended and Restated Purchase Option Agreement (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed on May 15, 2006)

10.3	Employment Agreement of Yi Song (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 21, 2006)

10.4	Employment Agreement of Hong Song (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 21, 2006)

10.5
Production Building Lease Contract with Dongguan Diguang Electronics Science & Technology Co., Ltd. and Shenzhen Diguang Electronics Co. (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on June 16, 2006)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934 (filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).

32.2	Certification of Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).

99.1	2006 Stock Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 26, 2006)

99.2	Form of Stock Option Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 26, 2006)

99.3	Code of Ethics (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 30, 2006)

SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD

Dated: November 15, 2006	By:	/s/ Jackie You Kazmerzak
Jackie You Kazmerzak
Chief Financial Officer