Form 10-K
period 2006-12-31
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2007-04-02
CIK 1158722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended December 31, 2006.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to __________.

Commission File Number 000-06217

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
(Exact name of registrant as specified in its charter)

Nevada	22-3774845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 TH Floor, Building 64, Jinlong Industry District Majialong Nanshan District, Shenzhen, PRC	518052
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 86-755-2655-3580
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, based upon the closing price of the common stock as reported by the over-the-counter market of the National Association of Securities Dealers “Electronic Bulletin Board” under the symbol “DGNG” on such date, was approximately $64,878,800

22,593,000 shares of common stock outstanding as of January 31, 2007

DOCUMENTS INCORPORATED BY REFERENCE

 None

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

INDEX

Cautionary Statement

          This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These statements relate to future events or the Company’s future financial performance.  The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof.  The Company’s expectations are as of the date this Form 10-K is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Overview

We design, manufacture, sell and distribute small to medium-sized Light Emitting Diode (“LED”) and Cold Cathode Fluorescent Lamp (“CCFL”) backlights for Liquid Crystal Displays (“LCD”) in a variety of applications, such as color displays for cell phones, car televisions and navigation systems, digital cameras, camcorders, PDAs and DVDs, CD and MP3/MP4 players and appliance displays. Our manufacturing subsidiary is headquartered in Shenzhen, China. We have also developed large size of LED/CCFL backlight products for LCD Display and we have started to enter the backlight markets for computer displays and televisions.

In 2006, we generated revenues of $31.9 million, net income of $1.7 million and cash flow from operations of $3.5 million. We have been profitable and cash flow positive each year since 1999.

Our Industry

The backlight industry is closely associated with the consumer electronics industry. LCDs are used to present data and images in a wide variety of applications, ranging from cell phones to car navigation and entertainment systems to the larger displays used in flat panel televisions and computer monitors, including laptop computer screens.

LCD technology allows for a higher level of light output than other types of panel displays. It has become the mainstream technology in today’s display market with demand for such technology increasing by 10 to 15 percent per year. According to Displaybank, a reputable Korean based research firm, the global LCD display market was approximately $48.5 billion in 2004, and it is expected to grow to approximately $94 billion by 2010. This significant growth projection is being driven by an increase in the breadth of applications utilizing LCDs to take advantage of their increased brightness and clarity, the development of new LCD-related technologies and the growing use of LCDs in larger screen applications, e.g. television sets.

The demand for large size LCD backlights fuels the growth for the backlight portion of an LCD and counterbalances price reductions in small to medium size backlights. Large-size LCD backlights, primarily used for LCD TVs, generated global revenues of approximately $7.5 billion in 2005 and $9.2 billion in 2006, which Displaybank projects will grow to $11.4 billion in 2007.

Generally, companies that manufacture backlights supply them as a component to other parties, which incorporate them into a finished display unit, which consists of a film, such as a thin film transistor, that bears the image and the case or shell that is used to hold the backlight and film in place. As a result, our customers are typically the assemblers of the LCD modules, although we have some customers who are the final assemblers of the products that are sold to consumers.

Until recently, the backlight industry was centered in Japan and Korea, where the majority of modules used in the production of LCD displays, such as Samsung and Toshiba, are located. Based on certain cost advantages, Taiwan has become a leading producer of backlights as well.

More recently, a large number of backlight manufacturers, both independent ones and operations associated with Japanese and Korean companies, have begun production in the PRC, including Diguang. This shift of backlight production to the PRC is based in large measure on the comparability of its technical workforce and facilities to those of the traditional Asian producers, together with significant labor cost advantages. Those factors have, to some extent, pulled the assembly of display units into the PRC as well, even though a relatively small amount of the modules used to make LCD displays are currently produced in the PRC.

We consider our industry to be one that is expanding, as electronics are incorporated into a growing number of products and devices that benefit from the display of information and images. We have benefited from certain cost and strategic advantages relative to our competitors, and those advantages have enabled us to maintain attractive margins on our products up to this point. However, as a growing percentage of backlight production shifts to the PRC from higher-cost countries, price competition will increase, and our ability to preserve margins will depend on our continuing ability to improve our product quality, production efficiency and customer services relative to our competitors.

(a) General Development of Business Prior to the Share Exchange

Online was organized under the laws of Nevada in 2000 as Online Processing, Inc.  Online’s initial business was to provide Internet-based mortgage processing for mortgage brokers.  Online was never able to achieve profitability in that business, so it began searching for operating companies to acquire to increase shareholder value. On February 28, 2003, through a share exchange, Online acquired 100% of the issued and outstanding stock of CFS, a company incorporated in Nevada on September 19, 2002 and engaged in the business of providing installation, maintenance and servicing of communication technologies.  As a result of that transaction, CFS became Online’s wholly-owned subsidiary and CFS’ shareholders acquired a majority of Online’s voting stock.  During January, February and March, 2003, CFS managed the installation of wireless networks for telecommunication service providers. Its operations were focused in the State of California.  In March 2003, Online decided to cease commercial operations of CFS due to Online’s inability to secure funding needed to operate the business of CFS.  Thereafter, Online began the process of reviewing new business opportunities with the intention to maximize shareholders' interest, looking for a merger or acquisition candidate for possible business acquisitions in North America and internationally.

On June 24, 2003, Roger Henley resigned as Online’s Chief Executive Officer, President, Chief Financial Officer and a member of its board of directors. Mr. Henley chose to pursue other interests because Online had ceased operations of CFS. Online’s Board of Directors designated Peter Bowthorpe as the Chief Executive Officer and Chief Financial Officer and tasked  him with locating and reviewing several new business opportunities to maximize shareholders’ interest, including possible business acquisitions in North America and internationally. As part of this process, Online began negotiating a purchase of CFS by Roger Henley, so that it could pursue other opportunities. On January 21, 2004, Online agreed to sell all of the stock of CFS to Roger Henley, in consideration for 2,934,000 of the 3,260,000 shares of Online’s common stock, which Mr. Henley owned.

On January 21, 2004, Online also accepted the resignation of Peter Bowthorpe as its Chief Executive Officer, President and Chief Financial Officer and as a member of its board of directors. In conjunction with the sale of CFS, Mr. Bowthrope chose to pursue other interests. Online’s board of directors designated Terri Wonderly, as its Chief Executive Officer and Chief Financial Officer.   On July 6, 2004, Online’s board of directors was expanded to two members, and the Board elected Michael Kamps as the additional director.

On July 9, 2004, Terri Wonderly exercised her right to require Online to repurchase 410,000 shares of its common stock from her for $250,000, pursuant to that certain option agreement dated February 28, 2003, between herself and Online.   Since Online did not have sufficient funds available to honor its obligations under the Option Agreement, it informed Ms. Wonderly of its default. Payment of Online’s obligations under the Option Agreement was secured by the shares of certain of its shareholders who had received shares pursuant to Online’s share exchange with CFS also on February 28, 2003. Under the terms of a Stock Pledge Agreement dated February 28, 2003 and amended on January 21, 2004, between these “Pledgors” and Ms. Wonderly, Online’s inability to purchase Ms. Wonderly’s shares pursuant to the Option Agreement constituted an event of default. In the event of a default by Online under the Option Agreement, Ms. Wonderly was entitled to receive all of the Pledgors’ shares. As a result of the transfer of the pledged stock, Ms.  Wonderly came to own 8,281,000, 84.67%, of the 9,779,900 shares of Online then outstanding.

On September 5, 2005, Online issued 1,333,333 shares of its common stock, 800,000 on a post-Reverse Split basis, to Chardan Capital, LLC, pursuant to a consulting agreement, in exchange for Chardan’s consulting services provided to Online.  The fair value of these shares was approximately $532,000 at a price of $0.40 per share, which was the market price on that day.  Pursuant to the signed consulting agreement, Chardan agreed to pay cash of $1,333.33 for those shares.   All of the shares were subject to Online’s right to repurchase them for the same amount Chardan paid in cash to acquire the stock if Online consummated a business combination with an operating company that Chardan did not introduce to Online.  Online acknowledged that Chardan introduced Diguang Holdings to Online.  Upon the filing of an earlier registration statement in 2006, that right of repurchase expired, and none of the restricted shares issued to Chardan are subject to repurchase.  The issuance of this stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as being issued in a private transaction involving fewer than 35 persons.

Pursuant to the placement agent agreement that Online entered into in September 2005 in connection with the Offering, Online issued an aggregate of 405,000 shares of its common stock, 243,000 on a post-reverse split basis, in exchange for the placement service provided by two placement agents. The fair value of these shares at the issuance date, December 21, 2005, was approximately $1,117,395 at a price of $2.76 per share, which was the market price on that day.  Pursuant to the signed placement agent agreement, the placement agents agreed to pay cash of $405 for those shares.  The issuance of this stock was exempt from the registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

(b) The Acquisition of Diguang Holdings

On January 10, 2006, we entered into a share exchange agreement to acquire all of the issued and outstanding shares of the stock of Diguang Holdings in exchange for 18,250,000 shares of our common stock.  In connection with the Share Exchange, we agreed to change our name to Diguang.  We also effected a 3-for-5 reverse split of our outstanding stock, which reduced the shares issued and outstanding from 11,518,233 to 6,910,940, and Terri Wonderly, our CEO, returned to us for cancellation 4,967,940 of our common stock that she owned.  As a result, the total outstanding shares of common stock immediately prior to the Share Exchange were 1,943,000.  Taking into account the shares issued in the Share Exchange and the Offering, we now have 22,593,000 shares of common stock issued and outstanding, 18,250,000 of which are owned by Diguang Holdings’ former shareholders, with the balance being held by a combination of our shareholders prior to the Share Exchange and the investors in the Offering.

The Share Exchange is regarded as a reverse merger, since Diguang Holdings’ former shareholders obtained control of us.  As a result, Diguang Holdings is considered to be the acquirer for accounting purposes.  Also as a result of the Share Exchange, we ceased being a shell company.

We now own 100% of the issued and outstanding stock of Diguang Holdings, which was incorporated in the British Virgin Islands on July 27, 2004 to hold the equity interest in the following entities:

•	Shenzhen Diguang Electronics Co., Ltd., a China based entity, “Diguang Electronics”;

•	Well Planner Limited, a Hong Kong based entity, “Well Planner”; and

•	Diguang Science and Technology (HK) Limited, a British Virgin Islands based entity, “Diguang Technology”.

These three companies, Diguang Electronics, Well Planner and Diguang Technology, together comprise all of Diguang’s subsidiaries.

The address of our executive and administrative offices is 8th Floor, Building 64, Jinlong Industry District Majialong, Nanshan District, Shenzhen, PRC. Our telephone number is 86-755-2655-3580.

As of March 17, 2006, Diguang Holdings was 100% owned by Sino Olympics, a British Virgin Island company that is owned by Yi Song and Hong Song, two of our directors and officers as of the close of the Share Exchange.  On March 17, 2006, in a private transaction, five accredited investors acquired a total of 876,941, 6.85%, of Diguang Holding’s shares from Sino Olympics for US$5,000,000, approximately $5.70 per share.  Those five shareholders and Sino Olympics were the only shareholders of Diguang Holdings at the date of the Share Exchange.

Diguang Electronics is the principal operating subsidiary of Diguang.  Diguang Electronics was established as an equity joint venture in Shenzhen under the laws of China on January 9, 1996 with original registered capital of RMB 1,380,000, or $170,160 at an exchange rate of 8.11 RMB per dollar, and an operating life of 20 years starting on that date.  Diguang Electronics was originally owned by three corporate entities, Shenzhen Diguang Engine & Equipment Co., Ltd., 13.8%; Shenzhen Jingfang Machinery & Electric Co., Ltd., 39%; and Cinema Systems Inc., a United States entity, 47.2%.

On July 22, 2003, Shenzhen Diguang Engine & Equipment acquired Shenzhen Jingfang Machinery & Electric’s equity interest at its carrying value. After changing the registration with the State Administration Bureau of Industry and Commerce, Yi Song and Hong Song, became the owner of this equity joint venture on August 14, 2003. On September 8, 2003, the Board of Diguang Electronics resolved to increase its registered capital to RMB5 million by transferring retained earnings into capital and by infusing capital of $142,000 from Well Planner, which accounted for 23.4% of the above RMB5 million, and thereby causing Well Planner to become a new investor in this equity joint venture. Diguang Electronics’ management increased the registered capital to RMB5 million, approximate $616,000, by transferring retained earnings into capital. Well Planner invested $142,000 of the approximately $616,000, as a result of acquiring a 23.4% interest in this equity joint venture.

Diguang Electronics is now a wholly-owned subsidiary of Diguang as a result of a reorganization of Yi Song’s and Hong Song’s ownership interests in Diguang and Diguang’s subsidiaries in June 2005. On October 8, 2005, Diguang Electronics converted its retained earnings of RMB10 million, equivalent $1,236,445, into the registered capital resulting in a total registered capital amount of RMB15 million, equivalent $1,840,845, which was approved by the relevant government agency and verified by a CPA firm. On April 30, 2006, Diguang Electronics increased its registered capital from RMB15 million to RMB85 million and the total investment from RMB15 million to RMB150 million, which was also approved by the relevant government agency.

Diguang Electronics designs, develops and manufactures LED and CCFL backlight units. These backlight units, as more fully described in the Narrative Description of Business Section, are essential components used in illuminating display panels such as TFT-LCD and color STN-LCD panels. These display panels are used in products such as mobile phones, PDAs, digital cameras, computers or television displays and other household and industrial electronic devices. Diguang Electronics’ customers are located in both China and overseas. Diguang Electronics’ address is 8th Floor, Building 64, Jinlong Industry District Majialong, Nanshan District, Shenzhen, PRC.

Well Planner was established under the laws of Hong Kong, Special Administrative Region on April 20, 2001.  Originally owned directly by Yi Song and Hong Song, it is now a wholly-owned subsidiary of Diguang as a result of a reorganization of the Songs’ ownership interests in Diguang and the Diguang subsidiaries on June 15, 2005.  Well Planner’s principal business is custom forwarding of Diguang Electronics’ products, which assists Diguang Electronics in meeting export and import requirements that apply to the international sale of its products and the importation into China of raw materials that Diguang Electronics uses in its manufacturing operations.   Well Planner performs these services under a service agreement that provides for a service fee of not less than 2% of the goods Well Planner has handled for Diguang Electronics.  However, Well Planner’s only customer is Diguang Technology, making Well Planner essentially a pass-through entity.  Well Planner’s address is 10/F, 579 Nathan Road, Mongkok, Kowloon, Hong Kong SAR.

Diguang Technology was established under the laws of British Virgin Islands on August 28, 2003.  Originally owned directly by Yi Song and Hong Song, it is now a wholly-owned subsidiary of Diguang as a result of a reorganization of the Songs’ ownership interests in Diguang and the Diguang subsidiaries in June 2005.  The business predecessor of Diguang Technology was an unlimited liability company named Diguang Electronics (Hong Kong) Co., which was established under Hong Kong laws on October 12, 1998, also owned directly by Yi Song and Hong Song.  Diguang Electronics (HK) was engaged in the business of distributing Diguang Electronics’ products and purchasing electronic components and raw materials for Diguang Electronics’ operations in international markets.  On October 31, 2003, all of the substantial business operations of Diguang Electronics (HK) were transferred to Cheer Top Capital Limited, a company incorporated in the British Virgin Islands that was acquired by the Songs for the purpose of basing those operations in the British Virgin Islands.  In June 2004 the name was changed to Diguang Science and Technology (HK) Limited.  After businesses were transferred, a dividend of approximately $2.65 million was distributed.  Diguang Technology’s address is Commonwealth Trust Limited, Drake Chambers, Tortola, British Virgin Islands.

Under a reorganization agreement entered on June 15, 2005, the owners of Diguang’s subsidiaries transferred their collective 100% equity interest in those three entities to Diguang Holdings in exchange for a 100% equity interest in Diguang Holdings.  Being a receiving entity under common control, Diguang Holdings recorded all the assets and liabilities transferred at their carrying amounts in the accounts of the three respective entities on the date of transfer under the guidance of SFAS No. 141, Appendix D.  The effective date for this reorganization was June 30, 2005. Prior to June 30, 2005, Diguang Holdings did not have any operations.  As a result of the reorganization described in the first sentence of this paragraph, Diguang Holdings became the 100% owner of Diguang’s subsidiaries, and the consolidated financial statements of Diguang Holdings and Diguang Holdings’s subsidiaries became Diguang Holdings’s historical financial statements.

Diguang Holdings had conducted and since the Share Exchange, we have been conducting operations in only one business segment, hence, there is only a segment disclosure requirement based on geographical locations of the customers.

Diguang Electronics has approximately 1,460 employees and is headquartered in Shenzhen, China, with additional offices and its backlight manufacturing operations in Dongguan, China.  Our other subsidiaries only employ a few employees.

Historically, Diguang Electronic’s capital expenditures have included the purchase of production equipment, office equipment and leasehold improvements, all within the PRC. In connection with the expansion and ramp-up of our PRC production capability and capacity, Diguang Electronics incurred capital expenditures of $0.16 million, $1.99 million and $2.85 million in 2004, 2005 and 2006, respectively. We depreciate our production equipment and office equipment on a straight-line basis over an estimated useful life of five to ten years. Currently, Diguang does not have any capital expenditures or divestitures in progress.

Additional capital expenditures are being considered and may be made if the demand for our products justifies doing so.

(c) Description of the Amended and Restated Share Exchange Agreement

We filed a current report on Form 8-K on January 17, 2006 to disclose our entry into a definitive Share Exchange Agreement to acquire Diguang Holdings, a British Virgin Islands company with operating subsidiaries in the People’s Republic of China, Hong Kong and the British Virgin Islands.

The Share Exchange Agreement, which was filed as an exhibit to the 8-K, was amended and restated as of March, 17, 2006 to reflect a change in the structure of the transaction, principally the decision to leave Online domiciled in Nevada rather than converting it to a British Virgin Islands corporation.  Reference to the Share Exchange Agreement in this annual report is to the Share Exchange Agreement as so amended and restated.

The transactions contemplated by the Share Exchange Agreement closed on March 17, 2006.  As a result, Diguang Holdings became our wholly owned subsidiary. We had previously changed our name from Online Processing, Inc. to Diguang International Development Co., Ltd., “Diguang” or the “Company” or “we” or “our”.  Pursuant to the name change, we have a new OTCBB trading symbol, DGNG, which we disclosed in a Form 8-KA filed on March 6, 2006.

As noted, our and Diguang Holdings management believed that it was in our interest to remain a Nevada corporation. Therefore, we and Diguang Holdings’s shareholders agreed to amend the Share Exchange Agreement to eliminate as a closing condition that Online redomicile to the British Virgin Islands.   Accordingly, our Articles of Incorporation and Bylaws, as amended, not the Association and Memorandum of Association that were attached as an exhibit to the January 17, 2006 Form 8-K, will govern us.    Our Articles of Incorporation, as amended, are attached as an exhibit to this annual report.

On March 17, 2006, we accepted subscriptions from 94 accredited investors to acquire 2,400,000 shares of our common stock through a private offering at a per share price of $5.00, generating gross proceeds of $12,000,000.  This private equity financing was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Securities Act of 1933, as amended for issuances not involving a public offering and Rule 506 of Regulation D promulgated thereunder.

In addition to removing the closing condition that we convert to a British Virgin Islands company, the parties also modified the Share Exchange Agreement to provide for the assumption of an option plan adopted by Diguang Holdings prior to the closing of the Share Exchange. Diguang Holdings had issued options under that plan equivalent to approximately 540,000 shares of our stock to our independent directors and certain members of its management. The limit on options to be issued of 1,500,000 remains in place, so that under the assumed plan approximately 960,000 shares remain available for future issuance, and the grant of any of those options prior to 18 months following the closing of the share exchange remains subject to the consent of the member of the board of directors not appointed by Diguang Holdings.

The parties had intended to increase the authorized stock of Online to 50,000,000 shares as part of the process of converting to a British Virgin Islands corporation.  This increase was needed to provide for the issuance of additional stock compensation to certain of Diguang Holdings’s shareholders in the event that we achieve certain after-tax earnings objectives for the fiscal years 2006 through 2009.  As the conversion to a British Virgin Islands corporation did not take place, we amended our certificate of incorporation to increase our authorized capital from 25,000,000 to 50,000,000 shares of common stock, thus satisfying that requirement of the Share Exchange Agreement.  The Share Exchange Agreement was also revised to require the parties to provide audited financial statements as of December 31, 2005, rather than audited financial statements as of December 31, 2004 and reviewed statements as of June 30, 2005.

In the Share Exchange, we acquired all of Diguang Holdings’ issued and outstanding shares of common stock in exchange for 18,250,000 shares of our common stock.  Prior to that, we effected a 3 for 5 reverse stock split, and 4,967,940 shares of our stock standing in the name of Terri Wonderly were cancelled.  As a result of all of the foregoing and the issuance of 2,400,000 shares in the Offering, we now have 22,593,000 shares of common stock issued and outstanding.  Of that amount, Diguang Holdings’s former shareholders own 75%, with the balance held by those who held Online’s shares prior to the Share Exchange and the investors in the Offering. As a result of the Share Exchange, Diguang Holdings’s former shareholders obtained control of Diguang, and Diguang Holdings’s officers and directors were appointed as Diguang’s officers and directors.

 In accordance with the Share Exchange Agreement, one shareholder will be granted certain incentive shares if we , post reverse merger, meet certain financial performance criteria. The incentive shares and financial performance criteria are as follows:

	Total Incentive Shares	2006	2007	2008	2009
Sino Olympics Industries Limited	6,000,000	500,000	1,500,000	2,000,000	2,000,000
After-tax Profit Target (in million) (1)		$15.7	$22.8	$31.9	$43.1

(1) After-tax profit targets shall be the income from operation, less taxes paid or payable with regard to such income, excluding the effect on income from operations, if any, resulting from issuance of incentive shares in any year.

We account for the transactions of issuing these incentive shares based on the fair value of grant date in accordance with SFAS 123R. Under SFAS 123R, the grant date was effective March 17, 2006. Accordingly, the compensation expense has been calculated, but will be recorded over the period, in which the shareholders of Diguang can earn any of the amounts each year only if meeting the prescribed target in the Share Exchange Agreement is probable.

We did not meet the 2006 after-tax profit target. No incentive shares were issued to date.

(d) Financial Information About Segments & Geographic Areas

Total revenues by category of activity and geographic market

We currently operate only in one business segment and generate revenues only from the sale of CCFL and LED backlights for LCDs.  Since our major production base is in China, and since export revenue and net income in overseas entities accounted for a significant portion of total consolidated revenue and net income, management believes that the following table presents useful information for measuring business performance, financing needs, and preparing our corporate budget, among other things.

	Years Ended December 31,
	2004	2005	2006
Sales to China domestic customers	$4,667,219	$4,921,563	$3,969,812
Sales to overseas customers	19,816,003	30,726,555	27,888,427
	$24,483,222	$35,648,118	$31,858,239

Financial Information about Geographic Areas

During 2004, 2005 and 2006, we derived $4,667,219, $4,921,563 and $3,969,812 respectively, of our revenues from external customers in China, excluding Hong Kong and Taiwan, the domicile of our principal operating subsidiary, Diguang Electronics.

Revenues from customers outside of China for 2004, 2005 and 2006 totaled $19,816,003, $30,726,555 and $27,888,427, respectively. We attribute sales to individual foreign countries based on the destination to which we ship the products.

Virtually all of our long-lived assets are held by Diguang Electronics in China.

There are certain risks associated with the concentration of our operations in China. These include currency risks and political risks. See Risk Factors above. Until recently, the Chinese government pegged its currency, the renminbi (RMB) to the United States dollar, adjusting the relative value only slightly and on infrequent occasion. Many people viewed this practice as leading to a substantial undervaluation of the RMB relative to the dollar and other major currencies, providing China with a competitive advantage in international trade. China now allows the RMB to float to a limited degree against a basket of major international currencies, including the dollar, the Euro and the Japanese yen. This change in policy produced a cumulative revaluation of the RMB of about 4.5% so far.

This 4.5% increase in the value of the RMB is not expected to produce a material effect on our business or our financial performance.  However, if the Chinese government allows significant further revaluations of the RMB in the near future, it could have adverse consequences on our ability to compete internationally. In particular, such a revaluation would make our products relatively more expensive in markets outside of China than before the revaluation, representing about 88% of our product revenues, including those from Hong Kong, which could slow or eliminate our anticipated growth.

Offsetting this risk to some degree is the fact that if further revaluation of the RMB does occur, it will result in an increase to our profits when stated in dollar terms for a given level of profit in RMB. It is difficult to tell which of these effects, if either, will be more significant, and therefore we cannot know whether the revaluation of the RMB would have an overall negative or positive effect on the value of our business.

From a political standpoint, only recently has China moved away from a centrally planned economy toward a market driven economy. It is not possible to predict how rapidly the move to a market economy will continue, or if it will continue at all or even reverse. Similarly, the Chinese government has recently been encouraging the development and growth of privately owned enterprises. Both of those political trends have benefited our expansion. Should the Chinese government modify or reverse those policies, it could prove detrimental to us.

Additionally, China has historically been indifferent to the enforcement of intellectual property rights, on which we currently depend and expect to continue to depend to a significant degree. As a condition to its admission to the World Trade Organization, China committed to improve the enforcement of intellectual property rights, and there is evidence to show that it has done so, including increased prosecutions of intellectual property pirates. Should China reverse that policy, it could be detrimental to our business prospects due to our Chinese competitors’ infringement on our intellectual property.

It is not yet clear to us whether our three-year geographic financial information is indicative of our current or future operations, particularly with regard to our sources of revenues. Several factors make it difficult to tell whether we will derive more or less of our revenues from countries other than China going forward. This includes our rapid growth, the anticipated rapid rate of growth of businesses in China that make products incorporating our backlight products and our development of larger backlights. However, we do not anticipate a material effect on our business if a shift in the geographic distribution of our sales occurs.

(e) Narrative Description of Business

Prior to entering into the memorandum of understanding with Diguang Holdings, we had not had any operations since March 2003. As a result of the Share Exchange, the operations of Diguang Holdings’s subsidiaries became our principal operations, and therefore all of the information provided below relates to the operations of Diguang Holdings’ subsidiaries.

We specialize in the design, production and distribution of small to medium-sized Light Emitting Diode and Cold Cathode Fluorescent Lamp backlights for various Thin Film Transistor Liquid Crystal Displays (“TFT-LCD”) and Super-Twisted Nematic Liquid Crystal Display (“STN-LCD”), Twisted Nematic Liquid Crystal Display (“TN-LCD”), and Mono LCDs, (taken together, these applications are referred to as “LCD” applications). Those applications include color displays for cell phones, car televisions and navigation systems, digital cameras, televisions, computer displays, camcorders, PDAs and DVDs, CD and MP3/MP4 players, appliance displays and the like.

We conduct that business principally through the operations of Diguang Electronics, headquartered in Shenzhen, China, with additional offices and its backlight manufacturing operations in Dongguan, China. Diguang Electronics has approximately 1,730 full-time employees, although the figure changes from time to time as production demands require.

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

LCDs consist of a top layer that uses electronic impulses, filters and liquid crystal molecules to create an image, often in color. However, the LCD component itself generates relatively little in the way of luminance or light output, making the image on the screen impractical to use on its own under most conditions. A second component to these displays is backlights, which provide the luminance that enables viewers to see a distinct image on the screen in a wide variety of lighting conditions. In that sense, they operate much in the same way the bulb in a film projector or a slide projector does, converting the dark image on the film to a bright image that can be readily viewed.

We achieved some success in expanding our customer base and our geographic markets during 2006. Sales to our largest customer generated 24% of our revenues for 2006 compared with 31% in 2005. Sales to our three largest customers increased to 52% of 2006 revenue compared to 62% in 2005. This actually represented a diversification of the customer base, as both the second and third largest customer in 2006 were not among the top three in 2005. We are continuing our efforts to diversify and broaden our customer base to become less reliant on these customers, including the development of new products, such as backlights for flat panel televisions.

Diguang Electronics is one of the first companies in China to use patented light guide panel technology by mould injection method to produce backlight units. We have received various awards and accolades, including the Shenzhen Science and Technology Progress Award in 2003. Additionally, Diguang’s products, namely CCFL backlights and white LED backlights, were included in the National Important New Products Project, and we received the “Important New Products” certificate in 2003.

Diguang Electronics caters to the global demand for backlight products on the basis of quality, cost and order fulfillment time. Diguang Electronics’ focus on product quality includes the use of quality materials obtained from selected international suppliers, and thorough quality control inspection of raw materials prior to use in production and finished products prior to shipment. Diguang Electronics also strives to offer its products at a lower cost than most competitors. This is made possible through Diguang Electronics’ skilled labor force of 1,730 people that, due to China’s low wage scale, is very low cost. Existing economies of scale also contribute to keeping costs low. Diguang Electronics also has the ability to deliver its initial run of products within 15 to 30 days from the time an order is placed, while many of our competitors can require more time. This rapid fulfillment capability is possible because of Diguang Electronic’s large and skilled product development team, and it provides an important advantage to Diguang Electronics in this competitive market.

Diguang Electronics’ commitment to quality is evidenced by the fact that in 1999, Diguang Electronics received from Shenzhen Quality Certification Centre ISO9002 certification, in 2002 it received from Moody International Certification QS9000 certification and in 2005 from The TUVCERT Certification Body ISO9001 certification and in 2006 it received the certification from the ISO/TS16949. These certifications signify that Diguang Electronics has established and adheres to high quality standards in the conduct of its product design and manufacturing operations.

As a full-service manufacturer of CCFL and LED backlights for LCDs, Diguang Electronics works with its customers to design the proper backlight to meet the customers’ specifications for a particular product and application. Nearly all of Diguang Electronics’ products are customized in terms of customers’ specific applications. Diguang Electronics currently co-develops 30-50 new products with customers each month. Diguang Electronics has developed or co-developed more than 2,600 different products and over 2300 sets of molds for LED/CCFL backlights meeting different customer specifications to date and has put more than 2,000 LED/CCFL products meeting unique customer specifications into mass production. Diguang Electronics typically does not receive direct payments from customers to develop products, but it does include the costs of developing products to meet customer specifications into its pricing.

Our sales are obtained either through our internal workforce, our Well Planner and Diguang Technology subsidiaries or through commissioned sales agents that represent us in locations outside of China.

Historically, the majority of the world’s backlight production was located in Japan and Korea, although due to low cost advantages and recent improvements in product quality, Taiwan and Mainland China have emerged as significant areas of backlight production. By conducting our business related to the design, production and distribution of backlights in China, principally through the operations of Diguang Electronics, we are able to take advantage of the low labor and other costs in China relative to other countries.

Our business is subject to slight seasonal fluctuation. Many of the products that incorporate our backlights are popular household electronic consumer goods such as home entertainment equipment and cellular phones, which enjoy a higher rate of retail sales in the fourth calendar quarter compared with other times of the year. However, the varying lead times associated with those products and the inclusion of many product lines that are not seasonal in nature, such as home appliances and office equipment, limit the seasonal nature of our business. Overall, we do not consider our business to vary from quarter to quarter to the extent that would justify describing us as a seasonal business.

There are no practices in our industry that have a significant effect on working capital requirements. Most of our business is done on a relatively short cycle time, on average, less than a month from customer order to initial fulfillment and between 1 to 3 months for payment. The capital costs associated with product development are relatively small on an individual product basis, although the aggregate of such costs is meaningful given the large number of products that we develop on an ongoing basis. Moulds meeting customers’ size specifications are needed to form the housings for the backlights, but these moulds are not costly, and we have accumulated approximately 2,300 of them during our years of operation, many of which can be reused to make a new product with little or no adjustment. A significant aspect of our business model is providing a rapid response to customer orders, which helps to minimize the amount of inventory we must carry. We also do not need to carry large amounts of raw material inventories because raw materials have been readily available from a number of suppliers.

The principal raw materials used in a LED backlight consist of LED chips, or SMD, reflectors, brightness enhancing films, silica gels and plastics, PMMA or PC etc. Those materials are available from numerous suppliers, most of them based in Asia, such as Nanjing Longguang Electronics Co. Ltd., HI SPEED Company, Toryota, Nicha, Kimoto, Hong Kong Panac Company, Global Trading Company and Advanced OPTO Company, etc. We purchase our raw materials from over 20 suppliers in Asia and from two United States based companies, 3M and Cree. We follow a practice of obtaining each of our raw materials from multiple suppliers as a means of ensuring supply, protecting against fluctuations in price, whether producer or currency related, and making certain that our quality standards are consistently met. In addition we comply with ROHS under the EU law on the restriction of the use of certain hazardous substances in electrical and electronic equipment.

Research and Development

In addition to our product development work, taking existing, available technology and adapting it to the specific needs of a customer for a particular product, we engage in research and development, which involves developing new, proprietary techniques or products.  Our growth rate is attributable to a number of patents, especially in the area of light guides and other innovations that improve the quality, which is a combination of brightness, evenness, color of the light generated, and durability, of our products relative to other backlight manufacturers.

We are engaged in efforts to develop some technologies that reduce energy consumption and other environmental impacts of our devices.  The innovations can be used for a variety of applications in screens of almost all sizes. Management believes that many of our new technologies will be patentable, and we expect to file for and maintain both Chinese and/or international patents where the value of the invention warrants the expense and effort of doing so.

We have spent $803,000, $727,000 and $786,000 for the years ended 2004, 2005 and 2006 respectively on research and development efforts to improve existing products and processes and to develop new products, not including the expenses to develop particular backlight products utilizing existing technology to meet customer specifications for products.

Our major manufacturing processes are “dry,” meaning that they do not involve significant quantities of solvents, plating solutions or other types of materials that lead to the generation of large amounts of hazardous wastes, process wastewater discharges or air pollutant emissions.  We have only recently moved into our state-of-the-art manufacturing facility in Dongguan, and as a result we do not anticipate any material capital expenditures for pollution control equipment for 2006.  We are contemplating the construction or acquisition of additional manufacturing facilities if our current projections for increased product demand are met, but environment-related costs are not expected to be a material portion of the costs of constructing that facility, given the nature of our processes.

Customers

Our customer base consists of many large and medium sized companies, which include PVI,  ALCO, HOT TRACKS, IZTECHNOLOGY, Gree, Tianma, Seiko, Midea, Affitronics, Samsung, CCT, LG, Ellipse, Secure, Archos and Wintek, etc.  In 2006, our largest customer by sales volume accounted for approximately 24% of total revenues. Our top two customers, ALCO and Din Wai,  accounted for approximately 47% of revenues and collectively, our top three customers that year generated about 52% of revenues.  As a result, the loss of one or more of our top customers or a significant decrease in the volume of business that we do with those customers would have a material adverse effect on our business. To help protect against that risk, we continually seek to diversify our customer base, in particular by expanding our international sales efforts.  We also expect to introduce new backlight technologies for a variety of applications that will help expand and diversify our customer base.

Due to our current modest utilization of our production capacity and our practice of rapid turnaround of customer orders, we do not maintain a large backlog of orders relative to our annual revenue figures.  Also, because nearly all of our products are custom made to customer specifications, nearly our entire order backlog is firm; virtually all orders that are placed are completed and delivered.

We do not do any business directly with governments, although many of our customers may make products for sale to governments around the world.

Competition

The display backlight market is highly competitive.  It has traditionally been centered in Japan and Korea, where the majority of LCDs and related components continue to be made.  Due to cost advantages and an increase in product quality, Taiwan has recently emerged as a significant producer of backlights, and China is growing in importance as a source of backlights.

To management’s knowledge, there are no independently published industry statistics that can be used to measure our market share among China-based companies accurately.  However, based on its general knowledge of the Chinese backlight industry, management believes that we are one of the largest and fastest growing manufacturers of backlight units in China.

Taking into consideration factors such as geographic market, product mix and customer base, we believe the following companies are our main competitors: Shian Yih Electronics Ind. Co. Ltd. (Taiwan), Wai Chi Electronics Ltd. (Hong Kong), Radiant Opto-Electronics Corporation (Taiwan) and K-Bridge Electronics Co. Ltd. (Taiwan) etc.  Even though these competitors are based outside China, each has significant manufacturing operations in China.  Due to the advancements that Taiwanese and Chinese producers have made within this industry, our main competitors are no longer Japanese or Korean producers.

As with most other products, competitive advantages in backlights derive from a favorable combination of price, quality and customer service. We believe that we are well-positioned to compete effectively in all three of those areas. We have only recently moved into a new state-of-the-art manufacturing facility, which provides us with significant efficiencies and the space to increase our output from 100,000 small and medium units per day to 200,000-300,000 units per day, depending on size. In addition, China’s well-known labor cost advantages relative to Japan, Korea and Taiwan have enabled us to put price pressure on our foreign rivals, thereby helping us to gain market share while maintaining profitability and margins, as our financial results show. We currently expect that growth to continue. However, as more of the world’s backlight production shifts to China, our comparative advantage due to lower costs relative to other Asian countries will diminish.

Our quality enhancements include innovations in light guide technology with a corresponding increase in backlight life.  The improved overall performance resulting from these enhancements is one of the reasons we have enjoyed a history of rapid growth.  We believe, based on our familiarity with other products in the market, that we have a technological advantage relative to other producers.  We expect that this existing technological advantage, combined with our anticipated development of additional patented technology, will continue to give us a competitive advantage.

Another important factor in our ability to compete is our relative short cycle time from the receipt of a customer’s order to the initial delivery of products to the customer.  On average, this is a 15- to 30- day process for us, while many of our competitors take longer to reach the same result.  Our short cycle time is due to, among other things, our modern facilities and equipment, along with our large and skilled product development staff.

Intellectual Property

Diguang Electronics owns 1 current patent. The patent transfer agreement for seven unexpired Chinese is in the process of being drafted as we are discussing with Mr. Yi Song, the owner of the patents and Diguang’s Chairman and CEO, whether or not any consideration, either cash or stock or both, would be paid for the contemplated patents transfer. However, prior to the completed patent transfer, Yi Song by way of a written license allowed Diguang Electronics to use his backlight patents free of charge until the relevant patents have been transferred to Diguang Electronics. Two of these patents expire in March 2008 and October 2009, which are not significant to our operation, respectively, and the remaining six have expiration dates ranging from 2010 to 2013.

These patents include:

	Patent Name	Patent Number	Holder	Effective date of Patents	Expiry date of Patents
1	Uniformly Effective Front Backlight	ZL 99 2 48884.2	Yi Song	28/10/1999	27/10/2009
2	Efficiency Backlight and front Backlight of Side radiation	ZL 00 2 33726.6.	Yi Song	12/05/2000	11/05/2010
3	Efficiency Photosensitive Sensor for Graphic Content	ZL 01 2 01714.0	Yi Song	20/01/2001	19/01/2011
4	Efficiency Uniform Illuminance Equipment	ZL 02 2 05116.3	Yi Song	10/02/2002	9/02/2012
5	Efficiency Uniform Backlight of Side radiation	ZL 98 2 01487.2	Yi Song	02/03/1998	01/03/2008
6	Advanced Efficiency Backlight of Side radiation	ZL 01 2 19472.7	Yi Song	13/04/2001	12/04/2011
7	Efficiency Uniform Backlight of Front Backlight and White Backlight radiation	ZL 01 2 71009.1	Yi Song	19/11/2001	18/11/2011
8	High Efficiency of Light Source for Planar Fluorescent Lamp	ZL 200420006645.8	Yi Song	11/03/2004	10/03/2014
9	Negative LCD Display with Printed Flake	ZL 97201997.9	Yi Song	25/03/1997	24/03/2007
10	Improved Uniform and Luminous Side Backlight Device with High Efficiency	ZL 090220868	Yi Song	30/11/2001	29/11/2011
11	Efficiency Fluorescent Lamp of New Model	ZL 200320130305.1	Diguang Electronics	23/12/2003	22/12/2013

Almost all of our products incorporate technology from one or more of the above patents. As these patents expire, the technology that they represent will become available to other backlight manufacturers. The expiration of one patent in 2007 will not have a material adverse impact on our operation results. However, the pace of change in this field will generally mean that the technology represented by the expired patents is out-of-date. Our efforts will remain directed toward the development of new patents for leading-edge technologies that will help us to maintain our technological advantage. We also intend to patent our new inventions both in China and internationally, and we continue to work closely with leading Chinese universities and research institutions in the development of such technology.

Management is not aware of any current or previous infringement of the existing patents.  If any infringement occurs, management will vigorously prosecute actions to halt the infringement and recover damages if the value of the patent is judged at the time to be sufficient to justify that effort.

DOING BUSINESS IN CHINA

CHINESE LEGAL SYSTEM

          The practical effect of the Chinese legal system on the Company’s business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise Laws provide significant protection from government interference.  In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several provinces. Similarly, the Chinese accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles. The Chinese accounting laws require that an annual “statutory audit” be performed in accordance with Chinese accounting standards and that the books of account of Foreign Invested Enterprises be maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities. Otherwise, there is risk that its business license will be revoked.

          Second, while the enforcement of substantive rights may appear less clear than those in the United States, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business dispute resolution.  Because the terms of the Company’s various Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises will be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in the Company’s joint venture companies will not assume any advantageous position regarding such disputes.  Any award rendered by this arbitration tribunal is, by the express terms of the various Articles of Association, enforceable in accordance with the “United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958).”  Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

ECONOMIC REFORM ISSUES

          Although the Chinese Government owns the majority of productive assets in China, in the past several years the Chinese Government has implemented economic reform measures that emphasize decentralization and encourage private economic activity.  Because these economic reform measures may be inconsistent or ineffectual, there is no assurance that:

•	The Company will be able to capitalize on economic reforms;

•	The Chinese Government will continue its pursuit of economic reform policies;

•	The economic policies, even if pursued, will be successful;

•	Economic policies will not be significantly altered from time to time; and

•	Business operations in China will not become subject to the risk of nationalization.

          Negative impact on economic reform policies or nationalization could result in a total investment loss in the Company’s common stock.

          Since 1979, the Chinese Government has reformed its economic systems.  Because many reforms are unprecedented or experimental, they are expected to be refined and readjusted.  Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures.  This refining and readjustment process may negatively affect the Company’s operations.

          Over the last few years, China’s economy has registered a high growth rate.  Recently, there have been indications that the rate of inflation has increased.  In response, the Chinese Government recently has taken measures to curb the excessively expansive economy.  These measures included implementation of a unitary and well-managed floating exchange rate system based on market supply and demand for the exchange rates of Renminbi, restrictions on the availability of domestic credit, reduction of the purchasing capability of certain of its citizens, and centralization of the approval process for purchases of certain limited foreign products.  These austerity measures alone may not succeed in slowing down the economy’s excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy.  The Chinese Government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

          To date reforms to China’s economic system have not adversely affected the Company’s operations and are not expected to adversely affect the Company’s operations in the foreseeable future; however, there can be no assurance that reforms to China’s economic system will continue or that the Company will not be adversely affected by changes in China’s political, economic, and social conditions and by changes in policies of the Chinese Government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, reduction in tariff protection and other import restrictions.

ITEM 1A.   RISK FACTORS.

          The Company’s business, financial conditions and results of operations could be materially and adversely affected by many risk factors.  Because of these risk factors, actual results might differ significantly from those projected in the forward-looking statements.  Factors that might cause such differences include, among others, the following:

Risks Related to our Business

Adverse trends in the electronics industry, such as an overall decline in sales or a shift away from products that incorporate our backlights, may reduce our revenues and profitability.

Our business depends on the continued vitality of the electronics industry, which is subject to rapid technological change, short product life cycles and margin pressures. In addition, the electronics industry historically has been cyclical and subject to significant downturns characterized by diminished product demand, accelerated erosion of average selling prices and production over-capacity.  It is also characterized by sudden upswings in the cycle, which can lead to shortages of key components needed for our business, for which there is not always an alternative source. Economic conditions affecting the electronics industry in general or our major customers may adversely affect our operating results by reducing the level of business that they furnish to us or the price they are willing to pay for our products.   If our customers’ products fail to gain widespread commercial acceptance, become obsolete or otherwise suffer from low sales volume, our revenues and profitability may stagnate or decline.

If OLED technology matures, it may lessen the demand for LCDs and LED/CCFL Backlights, which could reduce our revenues and profits.

Organic Light Emitting Diode technology is an alternative to traditional LED technology that is still in the development phase, with companies attempting to create an OLED solution for cell phones and other small size applications.  This technology has the potential to supplant traditional LEDs in many applications, but it still faces many performance issues related to the life span, processing technology, restrictions of sizes, etc. and for many applications it is still cost prohibitive.  If development of this technology overcomes those drawbacks, it will compete with existing LCD display technologies and may reduce the demand for LCDs and the backlights that we supply to the makers of LCDs.  Our client base is currently diverse and involved with manufacturing products in a variety of different sizes and for many different applications.  Due to the current diverse product base of our customers, a currently perceived growing demand for our backlights in medium and large size applications and enhancements in LCD technology, we believe that OLED technology will have little or no short term or medium-term effect on our levels of LCD backlight sales.  However, if the OLED technology matures or our current beliefs or understandings materially change, it may lessen the demand for LCDs and related components, leading to a reduction of our revenues or profits or both.

A few customers and applications account for a significant portion of our sales, and the loss of any one of these customers may reduce our revenues and profits.

A significant portion of our revenue is generated from a small number of customers.  The aggregate percentage of the revenue contributed by our top three customers in 2006 was 52%, with roughly 47% coming from the two largest customers.  Under present conditions, the loss of any of these customers, or a significant reduction in our level of sales to any or all of them, could have a material adverse effect on our business and operating results.

We do not have long-term purchase commitments from our customers and may have to rely on customer forecasts in making production decisions, and any cancellation of purchase commitments or orders may result in the waste of raw materials or work in process associated with those orders, reducing both our revenues and profitability.

As a backlight manufacturer, we must provide increasingly rapid product turnaround. A variety of conditions, both specific to individual customers and generally affecting the demand for these products, may cause customers to cancel, reduce or delay orders. Cancellations, reductions or delays by a significant customer or by a group of customers would result in a material reduction in revenue.  Those customer decisions could also result in excess and obsolete inventory and/or unabsorbed manufacturing capacity, which could reduce our profits or impair our cash flow. On occasion, customers require rapid increases in production, which can strain our resources, leading to a reduction in our margins as a result of the additional costs necessary to meet those demands.

Our customers generally do not provide us with firm, long-term volume purchase commitments. In addition, industry trends over the past five years have led to dramatically shortened lead times on purchase orders, as rapid product cycles have become the norm. Although we sometimes enter into manufacturing contracts with our customers, these contracts principally clarify order lead times, inventory risk allocation and similar matters, rather than providing for firm, long-term commitments to purchase a specified volume of products at a fixed price. As a result, customers can generally cancel purchase commitments or reduce or delay orders at any time. The large percentage of our sales to customers in the electronics industry, which is subject to severe competitive pressure, rapid technological change and product obsolescence, increases our inventory and overhead risks, among others, as we must maintain inventories of raw materials, work in process and finished goods to meet customer delivery requirements, and those inventories may become obsolete if the anticipated customer demand does not materialize.

We also make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, facility requirements, personnel need, and other resource requirements, based upon our estimates of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for these products reduce our ability to estimate accurately the future requirements of those customers. Because many of our costs and operating expenses are fixed, a reduction in customer demand can reduce our gross margins and operating results. In order to transact business, we assess the integrity and creditworthiness of our customers and suppliers and we may, based on this assessment, incur design and development costs that we expect to recoup over a number of orders produced for the customer.  Such assessments are not always accurate and expose us to potential costs, including the write off of costs incurred and inventory obsolescence if the orders anticipated do not materialize. We may also occasionally place orders with suppliers based on a customer’s forecast or in anticipation of an order that is not realized. Additionally, from time to time, we may purchase quantities of supplies and materials greater than required by customer orders to secure more favorable pricing, delivery or credit terms. These purchases can expose us to losses from cancellation costs, inventory carrying costs or inventory obsolescence, and hence adversely affect our business and operating results.

Failure to optimize our manufacturing potential and cost structure could materially increase our overhead, causing a decline in our margins and profitability.

We strive to utilize the manufacturing capacity of our facilities fully but may not do so on a consistent basis. Our factory utilization is dependent on our success in accurately forecasting demand, predicting volatility, timing volume sales to our customers, balancing our productive resources with product mix, and planning manufacturing services for new or other products that it intends to produce. Demand for contract manufacturing of these products may not be as high as we expect, and we may fail to realize the expected benefit from our investment in our manufacturing facilities. Our profitability and operating results are also dependent upon a variety of other factors, including: utilization rates of manufacturing lines, downtime due to product changeover, impurities in raw materials causing shutdowns, and maintenance of contaminant-free operations. Failure to optimize our manufacturing potential and cost structure could materially and adversely affect our business and operating results.

Moreover, our cost structure is subject to fluctuations from inflationary pressures in China and other geographic regions where we conduct business. China is currently experiencing dramatic growth in its economy. This growth may lead to continued pressure on wages and salaries that may exceed increases in productivity. In addition, these may not be compensated for and may be exacerbated by currency movements.

We face intense competition, and many of our competitors have substantially greater resources than we have.  Increased competition from these competitors may reduce our revenues or decrease our margins, either or both of which would reduce our profitability and could impair cash flow.

We operate in a competitive environment that is characterized by price deflation and technological change. We compete with major international and domestic companies. Our major competitors include Shian Yih Electronics Ind. Co. Ltd., Wai Chi Electronics Ltd., Radiant Opto-Electronics Corporation, K-Bridge Electronics Co. Ltd., etc. and other similar companies primarily located in Japan, Taiwan, Korea, Hong Kong and China Mainland. Our competitors may have greater market recognition and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do.  Furthermore, some of our competitors have manufacturing and sales forces that are geographically diversified, allowing them to reduce transportation expenses, tariff costs and currency fluctuations for certain customers in markets where their facilities are located.  Many competitors have production lines that allow them to produce more sophisticated and complex devices than we currently do and to offer a broader range of display devices to our target customers. Other emerging companies or companies in related industries may also increase their participation in the display and display module markets, which would intensify competition in our markets. We might lose some of our current or future business to these competitors or be forced to reduce our margins to retain or acquire that business, which could decrease our revenues or slow our future revenue growth and lead to a decline in profitability. In 2006, our revenue and net income decreased by $3.8 million and $7.2 million, respectively, compared with 2005, partly due to the price reduction as a result of keen competition in the market.

We depend on the market acceptance of our customers’ products, and significant slowdown in demand for those products would reduce our revenues and our profits.

Currently, we do not sell products to end users. Instead, we design and manufacture various display product solutions that our customers incorporate into their products. As a result, our success depends almost entirely upon the widespread market acceptance of our customers’ products. Any significant slowdown in the demand for our products would likely reduce our revenues and profits.  Therefore, we must identify industries that have significant growth potential and establish strong, long-term relationships with manufacturers in those industries. Our failure to identify potential growth opportunities or establish these relationships would limit our revenue growth and profitability.

We extend credit to our customers and may not be able to collect all receivables due to us, and our inability to collect such receivables may have an adverse effect on our immediate and long-term liquidity.

We extend credit to our customers based on assessments of their financial circumstances, generally without requiring collateral.  As of December 31, 2006, our accounts receivable, after deducting an allowance for bad debts, was nearly $5.0 million.  Our overseas customers may be subject to economic cycles and conditions different from those of our domestic customers. We may also be unable to obtain satisfactory credit information or adequately secure the credit risk for some of these overseas customers.  The extension of credit presents an exposure to risk of uncollected receivables.  Additionally, we may not realize from receivables denominated in a foreign currency the anticipated amounts in United States dollar terms due to fluctuations in currency values. Our inability to collect on these accounts may reduce on our immediate and long term liquidity.

The growth of our business depends on our ability to finance new products and services and these increased costs may reduce our cash flows and, if the products and services in which we have invested do not succeed, it would reduce our profitability.

We operate in the consumer electronics industry, which is characterized by rapid change.  New technologies are appearing with increasing frequency to supplant existing technologies.  In order to capture increased market share, manufacturers are adopting a shorter product life cycle from a cosmetic, if not functional, standpoint, but those cosmetic changes generally have a direct effect on the backlight products that the new designs incorporate. Technological advances, the introduction of new products, new designs and new manufacturing techniques could render our inventory obsolete, or it could shift demand into areas where we are not currently engaged.  If we fail to adapt to those changing conditions in a timely and efficient manner, our revenues and profits would likely decline. To remain competitive, we must continue to incur significant costs in product development, equipment and facilities and to make capital investment. These costs may increase, resulting in greater fixed costs and operating expenses. As a result, we could be required to expend substantial funds for and commit significant resources to the following:

•	research and development activities on existing and potential product solutions;

•	additional engineering and other technical personnel;

•	advanced design, production and test equipment;

•	manufacturing services that meet changing customer needs;

•	technological changes in manufacturing processes; and

•	expansion of manufacturing capacity.

Our future operating results will depend to a significant extent on our ability to continue to provide new product solutions and electronic manufacturing services that compare favorably on the basis of time to market, cost and performance with the design and manufacturing capabilities and competing third-party suppliers and technologies. Our failure to increase our net sales sufficiently to offset these increased costs would reduce our profitability.

We are subject to lengthy sales cycles, and it could take longer than we anticipate before our sales and marketing efforts result in revenue.

Our focus on developing a customer base that requires custom displays and devices means that it may take longer to develop strong customer relationships. Moreover, factors specific to certain industries have an impact on our sales cycles. In particular, those customers who operate in or supply to the medical and automotive industries require longer sales cycles, as qualification processes are longer and more rigorous, often requiring extensive field audits. These lengthy and challenging sales cycles may mean that it could take longer before our sales and marketing efforts result in revenue to us, if at all.  As a result, the return on the time and effort invested in developing these opportunities may be deferred, or may not be realized at all, reducing our profitability.

Products we manufacture may contain design or manufacturing defects, which could result in reduced demand for our services and customer claims, causing us to sustain additional costs, loss of business reputation and legal liability.

We manufacture products to our customers’ requirements, which can be highly complex and may at times contain design or manufacturing errors or failures. Any defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in returns, claims, delayed shipments to customers or reduced or cancelled customer orders. If these defects occur, we will incur additional costs, and if in they occur in large quantity or frequently, we may sustain additional costs, loss of business reputation and legal liability.

We could become involved in intellectual property disputes, resulting in substantial costs and diversion of our management resources.  Such disputes could materially and adversely affect our business by increasing our expenses and limiting the resources that we can devote to expansion of our business, even if we ultimately prevail.

Diguang Electronics currently possesses two Chinese patents, and we utilize the additional patented technologies that are material to our business, which are in the process of being transferred to Diguang Electronics from Yi Song, referred to in our prior filings as Song Yi to conform to Chinese convention of last name first, our Chairman, CEO and the current owner of the patents. If the patents are not successfully transferred, we will not be able to use the same patents, which would hamper our production and this would have a material and adverse effect on our business and revenues. If a patent is infringed upon by a third party, we may need to devote significant time and financial resources to attempt to halt the infringement. We may not be successful in defending the patents involved in such a dispute. Similarly, while we do not knowingly infringe on patents, copyrights or other intellectual property rights owned by other parties; we may be required to spend a significant amount of time and financial resources to resolve any infringement claims against us.  We may not be successful in defending our position or negotiating an alternative remedy.  Any litigation could result in substantial costs and diversion of our management resources and could reduce our revenues and profits.

Our customers may decide to design and/or manufacture the products that they currently purchase from us, which may reduce our revenues and profits, as we may not be able to compete successfully with these in-house developments.

Our competitive position could also be adversely affected if one or more of our customers decide to design and/or manufacture their own backlights and display modules. We may not be able to compete successfully with these in-house developments by our customers, which would tend to favor their in-house supply over us, even in cases where price and quality may not be comparable.

We may develop new products that may not gain market acceptance, and our significant costs in designing and manufacturing services for new product solutions may not result in sufficient revenue to offset those costs or to produce profits.

We operate in an industry characterized by frequent and rapid technological advances, the introduction of new products and new design and manufacturing technologies.  As a result, we may be required to expend funds and commit resources to research and development activities, possibly requiring additional engineering and other technical personnel; purchasing new design, production, and test equipment; and continually enhancing design and manufacturing processes and techniques. We may invest in equipment employing new production techniques for existing products and new equipment in support of new technologies that fail to generate adequate returns on the investment due to insufficient productivity, functionality or market acceptance of the products for which the equipment may be used. We could, therefore, incur significant sums in design and manufacturing services for new product solutions that do not result in sufficient revenue to make those investments profitable.  Furthermore, customers may change or delay product introductions or terminate existing products without notice for any number of reasons unrelated to us, including lack of market acceptance for a product. Our future operating results will depend significantly on our ability to provide timely design and manufacturing services for new products that compete favorably with design and manufacturing capabilities and third party suppliers.

Our component and materials suppliers may fail to meet our needs, causing us to experience manufacturing delays, which may harm our relationships with current or prospective customers and reduce sales.

We do not have long term supply contracts with the majority of our suppliers or for specific components. This generally serves to reduce our commitment risk but does expose us to supply risk and to price increases that we may not be able to pass on to our customers.  In our industry, at times, there are shortages of some of the materials and components that it uses. If we are unable to obtain sufficient components on a timely basis, we may experience manufacturing delays, which could harm our relationships with current or prospective customers and reduce sales.  Moreover, some suppliers may offer preferential terms to our competitors, who may have greater buying power or leverage in negotiations.  That would place us at a competitive disadvantage.

We may be affected by power shortages, causing delays in delivery of products to our customers, resulting in possible loss of business or claims against us and cause us to lose future business from those or other customers.

Our Dongguan factory consumes a significant amount of electricity, and there are a significant number of industrial facilities in the area where this factory is located.  Therefore, power shortages may occur and the facility may be deprived of electricity for undetermined periods of time.  This may result in longer production timeframes and delays in delivery of product to our customers.  Failure to meet delivery deadlines may result in the loss of business or claims against us, which may have a material and adverse effect on our business, profitability and reputation.

Our financial performance could be harmed if compliance with new environmental regulations becomes too burdensome.

Although we believe that we are operating in compliance with applicable Chinese government environmental laws, there is no assurance that we will be in compliance consistently, as such laws and regulations or their interpretation and implementation change. Failure to comply with environmental regulation could result in the imposition of fines, suspension or halting of production or closure of manufacturing operations.

We may not be able to secure financing needed for future operating needs on acceptable terms, or on any terms at all.

From time to time, we may seek additional equity or debt financing to provide the capital required to maintain or expand our design and production facilities and equipment and/or working capital, as well as to repay outstanding loans if cash flow from operations is insufficient to do so. We cannot predict with certainty the timing or amount of any such capital requirements. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired.

Failure to manage growth effectively could result in inefficiencies that could increase our costs, reducing our profitability.

We have increased the number of our manufacturing and design programs and intend to expand further the number and diversity of our programs.  The number of locations where we manufacture may also increase.  Our ability to manage our planned growth effectively will require us to:

•	enhance quality, operational, financial and management systems;

•	expand facilities and equipment; and

•	successfully hire, train and motivate additional employees, including the technical personnel necessary to operate our production facilities.

An expansion and diversification of our product range, manufacturing and sales will result in increases in our overhead and selling expenses. We may also be required to increase staffing and other expenses as well as expenditures on plant, equipment and property in order to meet the anticipated demand of our customers. Customers, however, generally do not commit to firm production schedules for more than a short time in advance. Any increase in expenditures in anticipation of future orders that do not materialize would adversely affect our profitability. Customers also may require rapid increases in design and production services that place an excessive short-term burden on our resources and reduce our profitability.

Potential strategic alliances may not achieve their objectives, which could lead to wasted effort or involvement in ventures that are not profitable and could harm our company’s reputation.

We are currently exploring strategic alliances designed to enhance or complement our technology or to work in conjunction with our technology, increase our manufacturing capacity, provide additional know-how, components or supplies, and develop, introduce and distribute products and services utilizing our technology and know-how. Any strategic alliances entered into may not achieve their strategic objectives, and parties to our strategic alliances may not perform as contemplated.  As a result, the alliances themselves may run at a loss, which would reduce our profitability, and if the products or customer service provided by such alliances were of inferior quality, our reputation in the marketplace could be harmed, affecting our existing and future customer relationships.

We may not be able to retain, recruit and train adequate management and production personnel.  We rely heavily on those personnel to help develop and execute our business plans and strategies, and if we lose such personnel, it would reduce our ability to operate effectively.

Our success is dependent, to a large extent, on our ability to retain the services of our executive management, who have contributed to our growth and expansion to date.  The executive directors play an important role in our operations and the development of our new products. Accordingly, the loss of their services, in particular Messrs. Yi Song and Hong Song, referred to in our prior filings as Song Hong to conform to Chinese convention of last name first, without suitable replacements, will have an adverse affect on our business generally, operating results and future prospects.

In addition, our continued operations are dependent upon our ability to identify and recruit adequate management and production personnel in China. We require trained graduates of varying levels and experience and a flexible work force of semi-skilled operators. Many of our current employees come from the more remote regions of China as they are attracted by the wage differential and prospects afforded by Shenzhen and our operations. With the economic growth currently being experienced in China, competition for qualified personnel will be substantial, and there can be no guarantee that a favorable employment climate will continue and that wage rates we must offer to attract qualified personnel will enable us to remain competitive internationally. Inability to attract such personnel may or the increased cost of doing so could reduce our competitive advantage relative to other backlight producers, reducing or eliminating our growth in revenues and profits.

Mr. Yi Song, our Chief Executive Officer, controls approximately 75% of our outstanding common shares and may have conflict of interest with our minority shareholders.

Mr. Yi Song, our Chief Executive Officer, beneficially owns approximately 75% of the outstanding shares of our common stock.  As a result of being the majority shareholder, for transactions that require shareholders approval, he has control over decisions to enter into any of them, which could result in the approval of transactions that might not maximize shareholders’ value, and has the ability to prevent entry into any of them.  In addition, he can control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock.  The interests of Mr. Yi Song may at times conflict with the interests of our other shareholders.

Risks Related to International Operations

If China does not continue its policy of economic reforms, it could, among other things, result in an increase in tariffs and trade restrictions on products we produce or sell following a business combination, making our products less attractive and potentially reducing our revenues and profits.

China’s government has been reforming its economic system since the late 1970s. The economy of China has historically been a nationalistic, “planned economy,” meaning it has functioned and produced according to governmental plans and pre-set targets or quotas.

However, in recent years, the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership in business enterprises. Although we believe that the changes adopted by the government of China have had a positive effect on the economic development of China, additional changes still need to be made. For example, a substantial portion of productive assets in China are still owned by the Chinese government. Additionally, the government continues to play a significant role in regulating industrial development. We cannot predict the timing or extent of any future economic reforms that may be proposed, but should they occur, they could reduce our operating flexibility or require us to divert our efforts to products or ventures that are less profitable than those we would elect to pursue on our own.

A recent positive economic change has been China’s entry into the World Trade Organization, the global international organization dealing with the rules of trade between nations. It is believed that China’s entry will ultimately result in a reduction of tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the United States.  However, China has not fully complied with all of its WTO obligations to date, including fully opening its markets to American goods and easing the current trade imbalance between the two countries. If actions are not taken to rectify these problems, trade relations between the United States and China may be strained, and this may have a negative impact on China's economy and our business by leading to the imposition of trade barriers on items that incorporate our products, which would reduce our revenues and profits.

We are dependent on our Chinese manufacturing operations to generate the majority of our income and profits, and the deterioration of any current favorable local conditions may make it difficult or prohibitive to continue to operate or expand the manufacturing facilities in China.

Our current manufacturing operations are located in China, our administrative offices are in the United States and we have additional establishments in Hong Kong and the British Virgin Islands. The geographical distances between these facilities create a number of logistical and communications challenges, including time differences and differences in the cultures in each location, which makes communication and effective cooperation more difficult.  In addition, because of the location of the manufacturing facilities in China, we could be affected by economic and political instability there, including problems related to labor unrest, lack of developed infrastructure, variances in payment cycles, currency fluctuations, overlapping taxes and multiple taxation issues, employment and severance taxes, compliance with local laws and regulatory requirements, greater difficulty in collecting accounts receivable, and the burdens of cost and compliance with a variety of foreign laws. Moreover, inadequate development or maintenance of infrastructure in China, including adequate power and water supplies, transportation, raw materials availability or the deterioration in the general political, economic or social environment could make it difficult, more expensive and possibly prohibitive to continue to operate or expand the manufacturing facilities in China.

The Chinese government could change its policies toward, or even nationalize, private enterprise, which could leave us unable to use the assets we have accumulated for the purpose of generating profits for the benefit of our shareholders.

Over the past several years, the Chinese government has pursued economic reform policies, including the encouragement of private economic activities and decentralization of economic regulation. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time without notice. Changes in policies by the Chinese government that result in a change of laws, regulations, their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion or imports and sources of supply could materially reduce the value of our business by making us uncompetitive or, for example, by reducing our after-tax profits. The nationalization or other expropriation of private enterprises by the Chinese government could result in the total loss of our investment in China, where a significant portion of our profits are generated.

The Chinese legal system may have inherent uncertainties that could materially and adversely impact our ability to enforce the agreements governing our operations.

The performance of the agreements and the operations of our factories are dependent on our relationship with the local government. Our operations and prospects would be materially and adversely affected by the failure of the local government to honor our agreements or an adverse change in the laws governing them. In the event of a dispute, enforcement of these agreements could be difficult in China. China tends to issue legislation, which is followed by implementing regulations, interpretations and guidelines that can render immediate compliance difficult. Similarly, on occasion, conflicts arise between national legislation and implementation by the provinces that take time to reconcile. These factors can present difficulties in our ability to achieve compliance. Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have limited precedential value. The Chinese government has enacted laws and regulations to deal with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, our experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes in China is therefore unpredictable. These matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces and factors unrelated to the legal merits of a particular matter or dispute may influence their determination.

Because our operations are international, we are subject to significant worldwide political, economic, legal and other uncertainties that may make collection of amounts owed to us difficult or costly, or conducting operations more difficult should materials needed from certain places be unavailable for an indefinite or extended period of time.

We have subsidiaries in the British Virgin Islands, China and Hong Kong. Because we manufacture all of our products in China, substantially all of the net book value of our total fixed assets is located there. However, we sell our products to customers worldwide, with concentrations of customers in Taiwan, Hong Kong, North America, Europe, Japan, Southeast Asia and China Mainland.  As a result, we will have receivables from and goods in transit to those locations. Protectionist trade legislation in the United States or foreign countries, such as a change in export or import legislation, tariff or duty structures, or other trade policies, could adversely affect our ability to sell products in these markets, or even to purchase raw materials or equipment from foreign suppliers. Moreover, we are subject to a variety of United States laws and regulations, changes to which may affect our ability to transact business with certain customers or in certain product categories.

We are also subject to numerous national, state and local governmental regulations, including environmental, labor, waste management, health and safety matters and product specifications. We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. These include local labor laws and regulations, which may require substantial resources for compliance. We are subject to significant government regulation with regard to property ownership and use in connection with our leased facilities in China, import restrictions, currency restrictions and restrictions on the volume of domestic sales and other areas of regulation, all of which can limit our ability to react to market pressures in a timely or effective way, thus causing us to lose business or miss opportunities to expand our business.

Fluctuation of the Renminbi could make our pricing less attractive, causing us to lose sales, or could reduce our profitability when stated in terms of another currency, such as the U.S. dollar.

The value of the Renminbi, the main currency used in China, fluctuates and is affected by, among other things, changes in China’s political and economic conditions. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate had remained stable over the past several years. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.3% fluctuation. As a result, the exchange rate of the Renminbi recently rose to 7.80 against the dollar, amounting to a 3.3% appreciation of the Renminbi. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various effects on our business, which include making our products more expensive relative to those of our competitors than has been true in the past, or increasing our profitability when stated in dollar terms.  It is not possible to predict if the net effects of the appreciation of the Renminbi, if it occurred, would be positive or negative for our business.

Changes in foreign exchange regulations in China may affect our ability to pay dividends in foreign currency or conduct other business for which we would need access to foreign currency exchange.

Renminbi, or RMB, is not currently a freely convertible currency, and the restrictions on currency exchanges may limit our ability to use revenues generated in RMB to fund business activities outside China or to make dividends or other payments in United States dollars. The Chinese government strictly regulates conversion of RMB into foreign currencies.  For example, RMB cannot be converted into foreign currencies for the purpose of expatriating the foreign currency, except for purposes such as payment of debts lawfully owed to parties outside of China.  Over the years, foreign exchange regulations in China have significantly reduced the government’s control over routine foreign exchange transactions under current accounts.

The State Administration for Foreign Exchange (“SAFE”) regulates the conversion of the RMB into foreign currencies. Currently, Foreign Invested Enterprises (“FIE”) are required to apply for “Foreign Exchange Registration Certificates,” which permit the conversion of RMB into foreign exchange for the purpose of expatriating profits earned in China to a foreign country.  Our China subsidiary, Diguang Electronics, is a FIE that has obtained the registration certifications, and with such registration certifications, which need to be renewed annually, Diguang Electronics is allowed to open foreign currency accounts including a “current account” and “capital account.” Currently, conversion within the scope of the “current account”, e.g. remittance of foreign currencies for payment of dividends, etc., can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account”, e.g. for capital items such as direct investments, loans, securities, etc., still requires the approval of SAFE.  In accordance with the existing foreign exchange regulations in China, Diguang Electronics is able to pay dividends in foreign currencies, without prior approval from the SAFE, by complying with certain procedural requirements.

Although we have not experienced any difficulties in the repatriation of our profits out of China or in meeting our foreign exchange needs to date, there can be no assurance that the current foreign exchange measures will not be changed in a way that will make payment of dividends and other distributions outside of China more difficult or unlawful. As a result, if we intend to distribute profits outside of China, there can be no assurance that we will be able to obtain sufficient foreign exchange to do so.

In addition, on October 21, 2005, SAFE promulgated Notice 75, Notice on Issues concerning Foreign Exchange Management in People’s Republic of China Residents’ Financing and Return investments through Overseas Special Intention Company. Notice 75 provides that Chinese residents shall apply for Foreign Exchange Investment Registration before establishing or controlling an OSIC, which is defined by Notice 75 as a foreign enterprise directly established or indirectly controlled by Chinese residents for foreign equity capital financing with their domestic enterprise assets and interests.

Notice 75 further requires that Chinese residents shall process the modification of foreign investment exchange registration for the interests of net assets held by Chinese residents in an OSIC and its alteration condition, if Chinese residents contributed their domestic assets or shares into the OSIC, or processed foreign equity capital financing after contributing their domestic assets or shares into the OSIC.

Pursuant to Notice 75, Chinese residents are prohibited, among other things, from distributing profits or proceeds from a liquidation, paying bonuses, or transferring shares of the OSIC outside of China if Chinese residents have not completed or do not maintain the Foreign Investment Exchange Registration.

Yi Song and Hong Song, our principals, have filed the requisite application for foreign investment exchange registration under the relevant laws of China and the regulations of Notice 75, and their registration application has been approved by SAFE. Their foreign investment exchange registration is valid, legal and effective for the purpose of Notice 75.

However, we cannot provide any assurance that Chinese regulatory authorities will not impose further restrictions on the convertibility of the RMB. Since our subsidiary in China generates a significant proportion of our revenue and these revenues are denominated mainly in RMB, any future restrictions on currency exchanges may limit our ability to repatriate such revenues for the distribution of dividends to our shareholders or for funding our other business activities outside China.

We are subject to various tax regimes, which may adversely affect our profitability and tax liabilities in the future.

Diguang Development has subsidiaries and/or operations or other presence in the U.S., China, Hong Kong and the British Virgin Islands, and it will be subject to the tax regimes of these countries.  Although virtually all of Diguang Development’s profits will be earned outside of the U.S., under U.S. tax laws it is possible that some or much of Diguang Development’s earnings will be subject to U.S. taxation.  That may be true even if Diguang Development does not repatriate any of its foreign earnings to the U.S.  If that occurs, Diguang Development’s after-tax profits could decrease significantly.  Diguang Development will attempt to structure its operations in a manner that minimizes its overall corporate tax costs, but there is no assurance that it will be able to avoid having to pay significantly higher taxes than we have paid historically.

As we were established under the laws of the state of Nevada, we are subject only to federal income tax and state income tax. Because our main operating activities are located outside the U.S., the taxable income outside the U.S. may not be able to offset the taxable loss generated in the U.S. We may have accumulated certain net operation loss carry forwards; however, due to the changes in ownership, the use of these net operation loss carry forward may be limited in accordance with the U.S. tax laws.

In addition, any change in tax laws and regulations or the interpretation or application thereof, either internally in one of those jurisdictions or as between those jurisdictions, may adversely affect Diguang Development’s profitability and tax liabilities in the future.

Cessation of the income tax exemption for Diguang Electronics may have an adverse impact on our net profits.

Diguang Electronics is currently enjoying a reduced rate of income tax under the central government and provincial government laws.  Under Chinese income tax law, Diguang Electronics, as a Foreign Investment Enterprise (“FIE”), would ordinarily be subject to the PRC central government and local income tax rates of 30.0% and 3.0%, respectively.  However, Chinese income tax law also provides that any FIE engaged in manufacturing that is scheduled to operate for not less than 10 years shall receive an exemption from the entire central government income tax for the two years beginning with its first profitable year and receive a 50.0% reduced income tax in the third through fifth years.

Normally, the concession rate for the central government income tax for FIEs established in special economic zones is 15.0%.  The concession rate for the central government income tax for FIEs of a production nature is 24.0% if they are established in coastal economic open zones or in the old urban districts of cities where the special economic zones or the economic and technological development zones are located. However, because Diguang’s subsidiary, Diguang Electronics, is recognized as a high-tech enterprise by the Shenzhen Science and Technology Bureau, it is entitled to a 50% reduction in the central government income tax for an additional three years, i.e., in the sixth through eighth years, subject to a minimum central government income tax rate of 10% in each of these years, pursuant to the Rules for the Implementation of the Income Tax law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises.  In fact, Diguang Electronics received a 100% exemption for the first two years, in 1999 and 2000, and a 50% exemption of the central government income tax for the next three years, from 2001 through 2003.

Although local tax authorities in China are responsible for collecting the applicable central government income tax as well as provincial government income tax, these authorities often follow local practices in tax collection matters. Like most high-tech enterprises in Shenzhen, Diguang Electronics paid total income tax at a rate of 7.5% in 2004, 2005 and 2006 whereas, the applicable minimum required central government income tax rate was 10% for 2004, 2005 and 2006, respectively. The Shenzhen tax authority had accepted without objection Diguang Electronics’ tax filings and payments for 2005 and 2006. Diguang Electronics also expects that it will continue to pay income tax at a rate of 15% for 2007 because of local tax practices implemented by local tax authority. Diguang Electronics believes the risk of application of a retroactive additional 2.5% tax and related penalties, if any, for 2005 and 2006 to be minimal. However, there can be no assurance that Diguang Electronics will not be required to pay the deficient tax and any related penalty in the future.

Furthermore, enterprises are entitled to receive a government subsidy sourcing from the proceeds collected as the central government income tax imposed on profits generated by certain products that have been approved for inclusion within the National (and/or Provincial) Important New Products Project. Diguang Electronics needs to apply for this kind of government subsidies for three years from the date a product receives this approval. Two of Diguang Electronics’ products, its color CCFL backlight for TFT-LCD TV and its white LED backlight have received this approval and are included in the National (and/or Provincial) Important New Products Project. Under the local incentive program implemented by Shenzhen Treasury Department financial fund assistance, Diguang Electronic had applied for receiving this kind of government subsidies based on 50% income tax imposed on the profit related to the above two products. Pursuant to the relevant approvals, Diguang Electronics received the subsidies for the income tax imposed on the profit generated by these two products infrom the local government. Diguang Electronics has been noticed through governmental circular that it had received the subsidy for 2006 because one product named New Type High Efficiency CCFL/LED Backlight (TFT-LCD Backlight) was listed on the National (and/or Provincial) Important New Products Project by the relevant local government. Diguang Electronics has applied for continued inclusion of this one product within the National (and/or Provincial) Important New Products Project in October 2006 for the 2006 subsidy; if the application is approved, Diguang Electronics will be entitled to receive this kind of subsidy until at least October 2007. However, there is no assurance that Diguang Electronics’ application will be approved. If Diguang Electronics’ application is not successful, the subsidy income of tax refund may be reduced and its after tax profits may be adversely affected.

Cessation of value added tax refund for Diguang Electronics may have an adverse impact on our net profits.

Normally, Diguang Electronics would be required to pay a value added tax, or the difference between the VAT it pays and collects.  Based on the fact that two of Diguang Electronics’ products, its color CCFL backlight for TFT-LCD TV and its white LED backlight, are included in the National (and/or Provincial) Important New Products Project, Diguang Electronics is entitled to receive financial support according to the Rules for the Implementation of Financial Preferential Treatment on Shenzhen Important New Products.  In accordance with the detailed explanation provided by relevant government agencies, Diguang Electronics applied to receive government subsidy based on a 50% of the local portion of the VAT (which represents 25% of the total VAT) or VAT paid x 25% x 50%, in relation to these two products approved by Shenzhen Treasury Department financial fund assistance.  This application should be effective for three years from the date a product receives approval to be included in the National (and/or Provincial) Important New Products Project. Pursuant to the relevant approvals, Diguang Electronics received the subsidies for the income tax imposed on the profit generated by these two products infrom the local government.   Diguang Electronics has been noticed through governmental circular that it is entitled to receive subsidy for 2006 because one  product named New Type High Efficiency CCFL/LED Backlight (TFT-LCD Backlight) was listed on the National (and/or Provincial) Important New Products Project by the relevant local government.   Diguang Electronics has applied for continued inclusion of this one product within the National (and/or Provincial) Important New Products Project in October 2006 for the 2006 subsidy; if the application is approved, Diguang Electronics will be entitled to the VAT refund until at least October 2007.  However, there is no assurance that Diguang Electronics’ application will be approved.  If Diguang Electronics’ application is not successful, the subsidy of VAT tax refund, may be reduced and its after tax profits may be adversely affected.

Because Chinese law will govern almost all of our material agreements after the Share Exchange, we may not be able to enforce our legal rights within China or elsewhere, which could result in a significant loss of business, business opportunities, or capital.

Chinese law will govern almost all of our material agreements. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of China. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States.  The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Additionally, substantially all of our assets will be located outside of the United States and most of our officers and directors will reside outside of the United States.  As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws. Moreover, we have been advised that China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States.  Further, it is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement of criminal penalties of the Federal securities laws.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

Because most of our officers and directors reside outside of the United States, it may be difficult, if not impossible, to acquire jurisdiction over those persons if a lawsuit is initiated against us and/or our officers and directors by a shareholder or group of shareholders in the United States.  Also, because our officers will likely be residing in China at the time such a suit is initiated, achieving service of process against such persons would be extremely difficult.  Furthermore, because the majority of our assets are located in China it would also be extremely difficult to access those assets to satisfy an award entered against us in United States court. Moreover, we have been advised that China does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts.

We may have difficulty establishing adequate management, legal and financial controls in China, which could impair our planning processes and make it difficult to provide accurate reports of our operating results.

China historically has not followed Western style management and financial reporting concepts and practices, and its access to modern banking, computer and other control systems has been limited.  We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China in these areas. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards, making it difficult for management to forecast its needs and to present the results of our operations accurately at all times.

Imposition of trade barriers and taxes may reduce our ability to do business internationally, and the resulting loss of revenue could harm our profitability.

We may experience barriers to conducting business and trade in our targeted emerging markets in the form of delayed customs clearances, customs duties and tariffs. In addition, we may be subject to repatriation taxes levied upon the exchange of income from local currency into foreign currency, substantial taxes of profits, revenues, assets and payroll, as well as value-added tax. The markets in which we plan to operate may impose onerous and unpredictable duties, tariffs and taxes on our business and products, and there can be no assurance that this will not reduce the level of sales that we achieve in such markets, which would reduce our revenues and profits.

There can be no guarantee that China will comply with the membership requirements of the World Trade Organization, which could leave us subject to retaliatory actions by other governments and reduce our ability to sell our products internationally.

China has agreed that foreign companies will be allowed to import most products into any part of China.  In the sensitive area of intellectual property rights, China has agreed to implement the trade-related intellectual property agreement of the Uruguay Round. There can be no assurances that China will implement any or all of the requirements of its membership in the World Trade Organization in a timely manner, if at all.  If China does not fulfill its obligations to the World Trade Organization, we may be subject to retaliatory actions by the governments of the countries into which we sell our products, which could render our products less attractive, thus reducing our revenues and profits.

There can be no guarantee that our management will continuously meet its obligations under Chinese law to enable distribution of profits earned in China to entities outside of China.

A circular recently promulgated by the State Administration of Foreign Exchange (“SAFE”) has increased the ability of foreign holding companies to receive distributions of profits earned by Chinese operating subsidiaries.  We qualify for this treatment, but remaining qualified for it will require the Chinese principals involved, Yi Song and Hong Song to meet annual filing obligations.  While they have agreed to meet those annual requirements, it is possible that they will fail to do so, which could limit our ability to gain access to the profits earned by Diguang Electronics.  The result could be the inability to pay dividends to our stockholders or to deploy capital outside of China in a manner that would be beneficial to our business as a whole.

Risks Related to our Securities.

The market price of our shares is subject to significant price and volume fluctuations.

The markets for equity securities have been volatile. The price of our common shares may be subject to wide fluctuations in response to variations in operating results, news announcements, trading volume, general market trends both domestically and internationally, currency movements and interest rate fluctuations or sales of common shares by our officers, directors and our principal shareholders, customers, suppliers or other publicly traded companies. Certain events, such as the issuance of common shares upon the exercise of our outstanding stock options, could also materially and adversely affect the prevailing market price of our common shares. Further, the stock markets in general have recently experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies and that have been unrelated or disproportionate to the operating performance of such companies. These fluctuations may materially and adversely affect the market price of our common shares and the ability to resell shares at or above the price paid, or at any price.

There may not be an active, liquid trading market for our common stock.

Our common stock is currently traded on the Over the Counter Bulletin Board, and we intend to file an application for listing on The NASDAQ Market or as soon as practicable thereafter. Although we intend on meeting all of the necessary requirements as stated by NASDAQ Marketplace Rule
4420(a), there is no guarantee that our application will be accepted.  If we do not succeed in securing a listing on the NASDAQ Market, it could limit the ability to trade our common stock and result in a reduction of the price that can be obtained for shares being sold.

Compliance with all of the provisions of the Sarbanes-Oxley Act may be a further condition of continued listing or trading. There is no assurance that if we are granted a listing on the NASDAQ Market we will always be able to meet the NASDAQ Market listing requirements, or that there will be an active, liquid trading market for our common stock in the future. Failure to meet the NASDAQ Market listing requirements could result in the delisting of our common stock from the NASDAQ Market, which may adversely affect the liquidity of our shares, the price that can be obtained for them or both.

We may not pay dividends.

We may not pay dividends in the future. Instead, we expect to apply earnings toward the further expansion and development of our business. The likelihood of our paying dividends is further reduced by the fact that, in order to pay dividends, we would need to repatriate profits earned outside of the U.S., and in doing so those profits would become subject to U.S. taxation.  Thus, the liquidity of your investment is dependent upon your ability to sell stock at an acceptable price, rather than receiving an income stream from it. The price of our stock can go down as well as up, and fluctuations in market price may limit your ability to realize any value from your investment, including recovering the initial purchase price.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.   PROPERTY.

Neither we, Diguang, Well Planner nor Diguang Technology own or lease any property.  Our indirect subsidiary, Diguang Electronics, is headquartered in Shenzhen, China where it leases office space, 1,002.6 square meters, with a monthly rental of RMB15,039 plus maintenance fee of RMB1,504, approximately US$2,786, that houses management, research and development personnel, marketing, finance and administrative support staff.  This lease expired in January 2006, and then management renewed it. The renewed lease was from February 1, 2006 to January 31, 2007, which was for the office space only, with a monthly rental of RMB15,052 plus maintenance fee of RMB 1,504, approximately $2,080. Diguang Electronics will move to the new office space in Shenzhen in early 2007. The new office space, which is located in Futian District, Shenzhen, China has been handed over to the Company from the developer. We anticipate that we would relocate to the new office by the second quarter of 2007.

On December 20, 2004, Diguang Electronics entered into a lease agreement with Dongguan Diguang Electronic Science & Technology Ltd., 92% of which is owned by Diguang Electronics (Hong Kong) and 8% is owned by Shenzhen Diguang Engine & Equipment Co., Ltd., to rent the plant with rental of RMB440,000 plus maintenance fee of RMB80,000 per month for the first two years. The subsequent rental will be subject to change in line with the market price. The lease terms starts from January 20, 2005 and expire on January 19, 2010. On February 23, 2005, both parties agreed that the rental for three months from February to April 2005 shall be waived as Diguang Electronic had to finish its interior remodeling during this period. On March 30, 2005, both parties agreed that the rental shall be RMB380,000 per month including all maintenance fee based on the prevailing market price for the similar facility to be leased in Dongguan area and that the lease terms start from February 1, 2005 to January 31, 2010. There were no other changes under the lease agreement. Based on the above amendments, the Company recorded the monthly rental of RMB361,000 on a straight-line basis.

Future minimum payments required under the lease agreement with Dongguan Diguang Electronic Science & Technology Ltd. that has an initial or a remaining lease term in excess of one year at December 31, 2006 are as follows:

Year	Amount

2007	584,308
2008	584,308
2009	584,308
2010	48,692
2011	-

Total	$1,801,616

ITEM 3.   LEGAL PROCEEDINGS.

Neither we nor any of our direct or indirect subsidiaries is a party to, nor is any of our property the subject of, any legal proceedings other than ordinary routine litigation incidental to their respective businesses.  There are no proceedings pending in which any of our officers, directors, promoters or control persons are adverse to us or any of our subsidiaries or in which they are taking a position or have a material interest that is adverse to us or any of our subsidiaries.

Neither we nor any of our subsidiaries is a party to any administrative or judicial proceeding arising under federal, state or local environmental laws or their Chinese counterparts.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) MARKET PRICES OF COMMON STOCK

Our common stock currently trades in the over-the-counter market on the National Association of Securities Dealers “Electronic Bulletin Board” under the symbol “DGNG”.  Since our fiscal year 2005 and until the announcement regarding our entry into a memorandum of understanding with Diguang Holdings and its stockholders on September 30, 2005, Online’s stock traded only sporadically or not at all.  The day prior to that announcement, the bid price of our common stock was $1.01. Prior to the Share Exchange, Diguang’s stock did not trade in any public markets. The following table shows for the periods indicated the high and low bid quotations for Online’s and Diguang’s common stock, as reported by financial reporting services. These quotations are believed to represent inter-dealer quotations without adjustment for retail mark-up, mark-down or commissions, and may not represent actual transactions.

PERIOD	HIGH BID	LOW BID

FISCAL 2005
First Quarter	$1.01	$0.20
Second Quarter	$1.01	$0.20
Third Quarter	$2.50	$0.25
Fourth Quarter	$3.25	$1.01

FISCAL 2006
First Quarter	$18	$5.083
Second Quarter	$14.50	$10.25
Third Quarter	$11.60	$6.25
Fourth Quarter	$7.00	$3.50

As of December 31, 2006, 540,000 of our common stock are subject to outstanding options because these shares were issued under the Diguang 2006 Option Plan (the “Plan”). None of these options has been exercised. Out of these 540,000 shares subject to the options, an aggregate of 34,000 stock options shall return to the award pool as defined under the Plan and are available for re-grant under the Plan because the optionees left the employment of the Company. Pursuant to the terms of the Amended and Restated Share Exchange Agreement, we assumed Diguang’s outstanding 2006 stock incentive plan covering options totaling the equivalent of 1,500,000 shares of our common stock. The exercise price for each of these 540,000 options is $5.00 per share. The commencement date for these options is March 1, 2006, with monthly vesting at the end of each month after March 1, 2006, for the three independent directors as well as for the chief financial officer and yearly vesting for the other employees of Diguang; The options that have been issued expire ten years from their grant date, which date is February 25, 2006 or the date the optionee commences his or her service relationship with us, whichever is the later date.

We filed a registration statement on Form S-1 to register 4,693,000 shares of our common stock on June 16, 2006 which was declared effective on October 30, 2006.

(b) STOCKHOLDERS

The Company’s common shares are issued in registered form.  Signature Stock Transfer, Inc. in Plano, Texas is the registrar and transfer agent for the Company’s common stock.  As of December 31, 2006, there were 22,593,000 shares of the Company’s common stock outstanding and the Company had approximately 124 stockholders of record.

(c) DIVIDENDS

          The Company has never declared or paid any cash dividends on its common stock and it does not anticipate paying any cash dividends in the foreseeable future.  The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business.  Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the Board of Directors deems relevant.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

          The securities authorized for issuance under equity compensation plan are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity Compensation Plan approved by security holders	540,000	5.00	960,000
	—	—	—

(e) PERFORMANCE GRAPH

	10/27/06	10/06	11/06	12/06
Diguang International Development Co.	100.00	81.00	69.17	75.00
NASDAQ Composite	100.00	104.01	102.55	104.08
NASDAQ Electronic Components	100.00	102.21	105.43	101.57

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations and cash flows.  The data below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.  The financial information presented may not be indicative of our future performance.

	Years Ended December 31,
	2002	2003	2004	2005	2006

Statement of Income Data:
Total revenues	$4,023,865	$6,156,408	$24,483,222	$35,648,118	$31,858,239
Income from operations	362,715	1,080,230	6,895,560	9,295,427	1,998,695
Net income	361,634	1,045,640	6,619,557	8,849,057	1,666,699
Weighted average shares outstanding	18,250,000	18,250,000	18,250,000	18,250,000	21,688,704
EPS	0.02	0.06	0.36	0.48	0.08

	At December 31,
	2002	2003	2004	2005	2006
Balance Sheet Data:
Cash and cash equivalents	$1,879,730	$1,241,033	$5,352,758	$10,054,568	$18,910,808
Working capital	2,523,353	1,418,879	7,966,958	12,636,098	23,440,426
Total assets	5,641,847	7,940,920	14,158,413	23,403,591	37,699,382
Long-term debt	-	483,284	483,296	-	-
Stockholders’ equity	2,816,715	1,353,763	7,974,764	14,880,839	29,582,226

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of its current management.  This report includes forward-looking statements.  These statements relate to future events or the Company’s future financial performance.  The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof.  The Company undertakes no obligation to update these forward-looking statements.  The Company’s expectations are as of the date this Form 10-K is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to confirm these statements to actual results, unless required by law.

          The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

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

We conduct that business principally through the operations of Diguang Electronics.  Diguang Electronics has approximately 1,730 full-time employees, the number of employees changes from time to time as needed, as of December 31, 2006, and is headquartered in Shenzhen, China, with additional offices and its backlight manufacturing operations in Dongguan, China.

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

Revenue Recognition

Revenue generated from sales of backlight units to customers is recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, the significant risks and rewards of the ownership have been transferred to the customer, the price is fixed or determinable and collectibility is reasonably assured. Revenues are presented net of sales tax.

Substantially all of the Company’s sales are subject to the ultimate usage of the products by the Company’s customers. Revenue is not recognized on these transactions until the period in which the Company is able to determine that the products shipped have been used by its customers.

Accounts Receivable

During the normal course of business, we extend unsecured credit to our customers. Typical credit terms require payment to be made within 90 days of the invoice date. We do not require collateral from our customers.

We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2005 and 2006 was adequate, respectively. However, actual write-off might exceed the recorded allowance.

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

Diguang Electronics is registered at Shenzhen and subject to a favorable income tax rate at 15% comparing to a statutory income tax rate of 33% (30% for the central government and 3% for the local government) under the current tax laws of PRC because Shenzhen is a special zone designated by Chinese central government to attract foreign investments. Diguang Electronics has been deemed as a high-tech company by Shenzhen Bureau of Science, Technology & Information. Under this category, Diguang Electronics has been entitled to enjoy a 50% exemption from corporate income tax at the rate of 15% for the three years from January 1, 2004 to December 31, 2006. However, in accordance with the Rules for the Implementation of the Income Tax law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises prescribed by the central government, the minimum corporate income tax rate should be 10% within the three years ended December 31, 2004, 2005, and 2006. We recorded the income tax provision based on 10% of corporate income tax rate for the years ended December 31, 2004, 2005 and 2006 considering that the difference between the 7.5% rate implemented by the local tax authority and the 10% rate in terms of the rules prescribed by the central government should be recognized as income tax payable for conservative consideration. The stature of limitation is five year under Chinese foreign investment enterprise income tax law.

Diguang International Development Co., Ltd. was established under the laws of the State of Nevada and is subject to U.S. federal income tax and one state income tax. For U.S. income tax purposes no provision has been made for U.S. taxes on undistributed earnings of overseas subsidiaries with which the Company intends to continue to reinvest. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends, or lent to the Company, or if the Company should sell its stock in the subsidiary. The predecessor company accumulated certain net operation loss carry forwards; however, due to the changes in ownership, the use of these net operation loss carry forwards may be limited in accordance with the U.S. tax laws.

Because the consolidated financial statements were based on the respective entities’ historical financial statements, the respective effective income tax rate for the periods reported only represents the effect of actual income tax provisions incurred in Diguang Electronics and Diguang International Development Co., Ltd.

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

Share-Based Payments

We adopted the provisions of, and have accounted for stock-based compensation in accordance with, Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) since January 1, 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis, net of estimated forfeitures, over the requisite service period, which is generally the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options and ESPP shares. The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Furthermore, we are required to estimate forfeitures at the time of grant and record stock-based compensation expense only for those awards that are expected to vest. If actual forfeitures differ from those estimates, we may need to revise those estimates used in subsequent periods.

Results of Operations

Comparison of years ended December 31, 2006 and 2005

Revenue

Net revenue was approximately $31.9 million for the year ended December 31, 2006, a decrease of $3.8 million or 11%, compared to $35.6 million for the prior year. The major reason of the revenue decline was the pricing pressure in the backlight industry. CCFL products were under more pricing pressure than LED products because CCFL backlights were mostly applied to larger (7”-10.4”) displays that are newer products and are, therefore, subject to more price erosion in the earlier stage of the product life cycle. In such an environment, our strategy was to improve our product mix in favor of higher-priced products in the CCFL category. This strategy mitigated the impact of the pricing pressure on our financial results.

Our total net revenue can be divided into international sales and domestic sales as follows:

	Years Ended December 31,
	2005	2006
International sales	30,727,000	27,888,000
Domestic sales	4,921,000	3,970,000
Total	35,648,000	31,858,000

Sales to international customers totaled $27.9 million for the year ended December 31, 2006, a decrease of $2.8 million or 9%, compared to $30.7 million for the prior year. The decrease in revenue was primarily due to the reduced unit prices as a result of the change in market demands. However, the impact of such a change in market demands was mitigated by our successful development of new customers who purchased our high-end products. The change in revenue by geographical segment was primarily due to the decrease in sales to customers located in Taiwan as a result of the product prices reduction which has been a general trend. Sales to Taiwanese customers were $5.8 million for the year ended December 31, 2006, a decrease of $4.0 million or 40%, compared to $9.8 million for the prior year. The main reason is that a major customer decreased its purchase from us by $3.3 million, or 45% to $4.0 million for the year ended December 31, 2006, compared with $7.3 million for the prior year, as a result of decrease in delivery of 36% and the reduction in the average unit price by 13%. However, sales to Hong Kong customers were $17 million for the year ended December 31, 2006, an increase of $1.5 million or 9.5%, compared to $15.5 million for the prior year. This is attributable to the sales of CCFL backlights for 19" displays to a new Hong Kong based customer with the sales of $1.4 million. We secured a potential monitor panel maker and the sales of CCFL backlights to this customer amounted to $1.3 million for the year ended December 31, 2006. We were further selected as one of the major in-house suppliers for its commencement of mass production in early 2007, to supply higher-priced products of 19" CCFL in the future.

Sales to domestic customers were $4 million for the year ended December 31, 2006, a decrease of $0.9 million or 18%, compared to $4.9 million for the prior year. The decrease in domestic sales was primarily due to the decrease in product price in the competitive market. But the decrease was mitigated by the increased sales to some of new domestic customers developed in the prior periods. Sales to one of the new domestic customers, Dihao Electronic (Yangzhou) Co., Ltd., a related party, amounted to $1.2 million for the year ended December 31, 2006, compared to no such sales in the prior year.

From the product mix aspect, our sales can be divided into two main categories: CCFL and LED products as follows.

	Years Ended December 31,
	2005	2006
CCFL	24,290,000	21,827,000
LED	11,358,000	10,037,000
Total	35,648,000	31,864,000

During the year ended December 31, 2006, CCFL products accounted for 68% of our total sales revenue, compared to 68% for the prior year. Sales of CCFL backlights totaled $21.8 million for the year ended December 31, 2006, a decrease of $2.5 million or 10%, compared to $24.3 million for the prior year. The decrease in revenue from sales of CCFL was primarily due to the unit price decline as a result of the change in market demand. Despite the general drop in unit price for CCFL products, we successfully boosted the sales of higher-priced products within the CCFL category, such as backlights for portable DVDs and automobile TV.

LED backlight products accounted for the remainder of the total sales revenues. Sales of LED backlight products totaled $10 million for the year ended December 31, 2006, a decrease of $1.4 million or 11.6%, compared to $11.4 million for the prior year. The decrease is due to LED technology cannot economically produce large size monitor notably more than 3". Therefore, the sales volume of LED products dropped; however the unit price for certain existing products did not decline as significant as the price of CCFL products. In addition, the products we sold were higher price-to-performance products to our customers.

Cost of Sales

Since the basic materials for all backlight products are similar, we hereby discuss cost of sales in aggregate of all products. Cost of sales was $21.4 million for the year ended December 31, 2006, a decrease of $1.6 million, or 7%, compared to $23 million for the prior year. The decrease in cost of sales for the year ended December 31, 2006 was lower than the 11% decrease in total revenue for the same year.

Raw material cost was $16.4 million for the year ended December 31, 2006, a decrease of $2.5 million, or 13%, compared to $18.9 million for the prior year. The 13% reduction of raw material cost was a key contributor to our accomplishment of a higher gross margin in a very challenging market environment. The decrease in raw material costs was attributed to the re-engineering of product designs that aims at maximizing the luminous efficiency of products while minimizing the material input, reducing unit cost of raw materials purchased, and enhancing the efficiency in the production process.

Labor cost was $3.3 million for the year ended December 31, 2006, compared to $2.5 million for the prior year. The 29% increase in labor cost was attributed to the significant increase in the headcount of employees as well as increased employee benefits. The increase in headcounts resulted from establishing the film cutting and LED assembling lines to bring these functions in-house.

Production overhead was $1,735,000 for the year ended December 31, 2006, an increase of $66,000 or 4%, compared to $1,669,000 for the prior year. The 4% increase in production overhead was attributed to the additional depreciation expense from the newly established production lines for the 15”-19” CCFL products and the increase in rental related to new factory premise we moved to in the middle of 2005. However, the increase in production overhear was exchanged for the enhancement of our production efficiency by setting up all production lines in one location. The effect will be materialized in the long run.

Gross Margin

The overall gross margin for the year ended December 31, 2006 was 32.9%, a 2.4% decrease, compared to 35.3% gross margin for the prior year. Despite the significant pricing pressure which has resulted in an average decline of 24% on the unit price of our existing products sold in 2006, we managed to maintain our gross margins through three main aspects. We improved our product mix in favor of higher-margin products while continuing to re-engineer our product designs to reduce material consumption while maintaining product quality. In addition, we developed know-how to produce more types of components in-house at lower costs than purchasing them from outside suppliers. Facing the unfavorable price reduction pressure for our product sales, we also took advantage of purchasing components and raw materials at a lower price in terms of the general market trend. The aforementioned positive effect significantly offset the negative impact of the price reduction effect during the year ended December 31, 2006. However, the above positive effect was also offset by the increase in labor cost and production overhead, and the inventory provision recorded at the year-end of 2006.

Regarding international sales, our gross margin was approximately 33%, a 3% decrease, compared to 36% for the prior year due to the price reduction pressure from end users who are LCD panel makers. Regarding domestic sales, our gross margin was approximately 31%, a 1% decrease, compared to 32% in 2005.

Selling Expenses

Selling expenses were $1,545,000 for year ended December 31 2006, an increase of $65,000 or 4%, compared to $1,480,000 for 2005. The increase was primarily attributable to our efforts to expand our market share and promote our new products such as backlights for computer monitors and television sets. During the year ended December 31, 2006, the commission expense paid to our trade agencies amounted to $690,000, a decrease of $317,000, or 31%, compared to $1,007,000 incurred in the prior year. In the mean time, we increased the number of our sales representatives and raised the sales incentives, resulting in the increased expense of $105,000. Higher transportation expenses contributed to the increase of $153,000 in selling expenses. Higher advertising costs, promotion expenses, for attending trade shows, travel and business entertainment expenses also contributed to the increase of $124,000 in selling expenses. As a percentage of total sales revenue, selling expenses were approximately 4.9% for the year ended December 31, 2006 and 4.2% for the prior year, respectively.

Research and Development

For the year ended December 31, 2006 the net research and development expenses were $786,000, an increase of $59,000 or 8%, compared to $727,000 for the prior year. Before offset by government subsidies for research and development in the form of value-added tax rebate, the gross research and development expenses were $949,000 and $930,000 for the year ended December 31, 2006 and 2005 respectively. The government subsidies we received were $163,000 and $203,000 for the year ended December 31, 2006 and 2005 respectively. This increase of merely $19,000 reflected our efforts in researching and developing new products, such as the 15”-19” backlights for monitors and LED backlight application for televisions. The increase was mainly incurred in the expansion of the research and development team as well as the compensation levels of our engineers. Moreover, the consumption of mould and the material for experiments and sample products also experienced a meaningful increase. As a percentage of total sales revenue, research and development expenses were approximately 2.5% and 2.0% for the year ended December 31, 2006 and 2005 respectively.

General and Administrative Expenses

General and administrative expenses were $6.1 million for the year ended December 31, 2006, an increase of $5 million or 460%, compared to $1.1 million for the prior year. The increase was attributed mainly to the recognition of share-based compensation by approximately $2.1 million. The employee stock option program started on March 1, 2006 when 540,000 shares of stock options were granted. As a result, share-based compensation expenses were recognized during 2006 but not in 2005. The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R. There were no stock options issued before January 1, 2006. The Company used Black-Scholes option pricing model to determine the fair value of stock options on the grant date. The fair value of stock options for 540,000 shares was at approximately $11.10 per share, resulting in total fair value of $5,992,509. Of the total fair value of 5,992,509, $2,134,342 was recognized as expenses under the graded method and the remaining balance will be recognized over the vesting period, with the forfeiture rate of its stock options being estimated to be 6.13%. The impact of the share-based compensation on our net income and earnings per share was significant. In order to provide a meaningful and consistent comparison of the underlying business fundamentals of both periods, non-GAAP net income and earnings per share data excluding stock option compensation amortization, as well as a reconciliation table of GAAP and non-GAAP statistics are provided under captions “Net Income” and “Earnings per Share.” Moreover, compensation to managerial and administrative employees increased by $1.0 million, as we hired new talents to enhance our managerial strength and raised the level of compensation for key positions. In addition, the increase in professional expenses of $0.9 million as a result of becoming a public company, additional provision for bad debts by $240,000, increase in travel expense by $200,000 and increase in office rental by $246,000 had mainly contributed to the increase of management expense. Moreover, higher business entertainment and office expenses also contributed to the increase of $389,000 in general and administrative expenses. As a percentage of total sales revenue, general and administrative expenses represented 19% and 3% for the year ended December 31, 2006 and 2005, respectively. Excluding the stock compensation expense, the current general and administrative expense for the year ended December 31, 2006 represented 13% of total sales revenue.

Interest Income (Expense)

The net interest income was $244,000 for the year ended December 31, 2006, representing an increase of $198,000 or 433%, compared with an interest expense of $46,000 in 2005. During the year ended December 31, 2005, we had a term loan of $494,000 outstanding and corresponding interest during the year. That bank loan was paid off on October 28, 2005. We had no interest-bearing debt outstanding during the year ended December 31, 2006. Interest income was earned on cash generated from operations and unused proceeds from the private placement that took place on March 17, 2006. Interest income for the year ended 2006 represented 0.8% of total sales revenue.

Income Tax Provision

Income tax provision for the year ended December 31, 2006 was approximately $453,000, a decrease of $80,000 or 2%, compared to $533,000 for the prior year. The decrease in income tax provision was attributed mainly to the decrease in taxable income from Diguang Electronics. The taxable income in Diguang Electronics for the year ended December 31, 2006 was $4.5 million, compared to $5.3 million for the prior year. Diguang Electronics has been entitled to enjoy a 50% exemption from corporate income tax at the rate of 15% for the three years from January 1, 2004 to December 31, 2006, which means that the income tax rate should be 7.5% for these three years. However, in accordance with the Rules for the Implementation of the Income Tax law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises prescribed by the central government, the minimum corporate income tax rate should be 10% for the three years ended December 31, 2004, 2005, and 2006. Therefore, the tax provision was based a rate of 10% for both periods, and Diguang Electronics enjoys 5% of tax holiday rate with the value of $227,000 and $267,000 in 2006 and 2005, respectively. As a percentage of net revenue, income tax provision was 1.4% and 1.5% for the years ended December 31, 2006 and 2005, respectively.

Net Income

Net income was $1.7 million for the year ended December 31, 2006, a decrease of $7.1 million, or 81% from $8.8 million for the prior year. The employee stock option program started on March 1, 2006 when 540,000 shares of stock options were granted. As a result, net income was impacted by share-based compensation of $2.1million, while we did not have any share-based compensation in the prior year, which explained a portion of change of $7.1 million. The rest of the decrease in net income was due mainly to the decrease in total sales revenues; the increase in operating expenses, which was primarily attributed to the share-based compensation, the increase in professional expense, the increase in key employee compensation, the increase in travel and other expenses; and the slight increase in research and development expenses as well as the slight increase in selling expense. As a percentage of revenue, net income fell to 5% for the year ended December 31, 2006 from 25% for the prior year.

Earnings per Share

The basic earnings per share were $0.08 for the year ended December 31, 2006, a decrease of $0.40 per share or 83%, compared with $0.48 per share for prior year. Earnings per share were negatively impacted by $0.10 per share due to stock based compensation. The decrease in earnings per share was due to the decrease in net income attributable to common shareholders.  In addition, the weighted average common shares outstanding were increased to 21.7 million shares for the year ended December 31, 2006, as compared with 18.3 million shares for the prior year.

Comparison of years ended December 31, 2005 and 2004

Revenue

Net revenue was $35.6 million for the year ended December 31, 2005, an increase of $11.1 million, or 46%, compared to $24.5 million for the prior year. By the end of year 2003 Diguang Electronics had successfully developed a medium size CCFL, less than 10.4 inches, which was broadly applied to automobile systems, laptops, and DVDs.  The commercial production of the medium size CCFL backlights resulted in a substantial increase in our 2004 sales revenue and the growth continued in the 2005 as demand in that market grew.  Virtually all of our sales growth in 2005 was the result of an increase in unit sales, both newly introduced products and products similar to those produced in 2004. Despite there is reduction in unit price of the products due to the market conditions, sales volume for both CCFL products and LED products increased due to the launch of new products to meet the customers’ needs.

Our total net revenue can be divided into international sales and domestic sales as follows:

	Years Ended December 31,
	2004	2005
International sales	19,816,000	30,727,000
Domestic sales	4,667,000	4,921,000
Total	24,483,000	35,648,000

The increase in revenue for the year ended December 31, 2005 was attributed mainly to increases in sales to international customers, which totaled $30.7 million for the year ended December 31, 2005. Compared to the international sales of $19.8 million for 2004, there was an increase of $10.9 million, or 55%. Sales to Hong Kong customers were $15.5 million for the year ended December 31, 2005, an increase of $1.2 million or 8%, compared to $14.3 million for 2004. Sales to Taiwanese customers were $9.8 million for the year ended December 31, 2005, an increase of $9.3 million or 1794%, compared to $0.5 million for 2004.

Sales to domestic customers were $4.9 million for the year ended December 31, 2005, a slight increase of $0.2 million over sales to domestic customers of $4.7 million for 2004, a 5.5% increase. The increase in domestic sales was primarily due to the increase in product varieties and customers in the competitive market.

Cost of Sales

Cost of sales was $23 million for the year ended December 31, 2005, an increase of $8.5 million, or 59%, compared to $14.5 million for the year ended December 31, 2004. This increase was consistent with the increase in the net revenue. As a percentage of the net revenue, cost of sales for the year ended December 31, 2005 and 2004 was 65% and 59%, respectively. The increase in cost of sales as a percentage of the net revenue was attributed to the higher rental incurred for the new and larger plant, the increased depreciation and amortization of new equipment and the product price reductions sometimes given in exchange for larger orders, although those large orders also had offsetting economies associated with them, such as longer production runs.  An increase in labor costs also constituted a factor to the increase in cost of sales.

Gross Margin

The overall gross margin for the year ended December 31, 2005 was 35%, a 6% decrease, compared to 41% gross margin for the year ended December 31, 2004. Despite the significant pricing pressure we faced resulting in the old products sold in 2005 having an average decline more than the reduction in material procurement cost, we managed to maintain our gross margins by using a multi-pronged approach. We improved our product mix in favor of higher-margin products while continuing to re-engineer our product designs to reduce material consumption while maintaining product quality. In addition, we developed know-how to produce more types of components in-house at lower costs than purchasing them from suppliers. The overall effect on gross margin due to the decrease in purchase price of materials and the saving resulting from the enhancement of production process fully offset the decrease caused by the price reduction effect in revenue side during the year ended December 31, 2005. However, the above positive effect was offset by the increase in labor cost and production overhead, resulting in a decrease in gross margin in the year ended December 31, 2005.

Regarding international sales, our gross margin was approximately 36% for the year ended December 31, 2005, a 6% decrease, compared to 42% for the year ended December 31, 2004 due to the price reduction pressure from end users who are mainly LCD panel makers. Regarding domestic sales, our gross margin was approximately 32%, a 7% decrease, compared to 39% for the year ended December 31, 2004 due to the keen competition to secure the customers.

The overall gross profit ratio was 35% for the year ended December 31, 2005, and due to the cost of sales increase, the gross profit decreased by 6% compared to 41% for the year 2004.

Selling Expenses

Selling expenses were approximately $1.5 million for the year ended December 31, 2005, an increase of $576,000, or 64%, compared to $904,000 for 2004. As a percentage of net revenue, selling expenses were 4.2% and 3.7% for the year ended December 31, 2005 and 2004, respectively. The increase in selling expenses as a percentage of the net revenue for year ended December 31, 2005 was attributable to the increase in commissions paid to the trade agencies as a result of the increase in our sales to international customers from $19.8 million in 2004 to $30.7 million in 2005. We anticipate that as international sales grow and larger contracts are obtained, future selling expenses will fall to and remain at 2% - 3% of net revenues.

Research and Development

Approximately 27% of research and development expenses consisted of payroll expenses, 56% of which was the consumption of moulds and materials. The remaining balance of these expenses was the training and relevant laboratory expenses. For the year ended December 31, 2005 the net research and development expenses were $728,000, a decrease of $74,000 or 9%, compared to $802,000 for the year 2004. Before offset by government subsidies for research and development in the form of value-added tax rebate, the gross research and development expenses were $930,000 and $807,000 for the year ended December 31, 2005 and 2004 respectively. The government subsidies we received were $203,000 and $5,547 for the year ended December 31, 2005 and 2004 respectively. This increase in research and development expenses was due to an increased effort to develop new types of backlight products to become a leader in backlight technology advancement. Our focus on research and development and the related expenses ultimately resulted in a significant increase in our total sales. In the future, we expect to continue to increase our research and development efforts and develop new patented proprietary technologies that create significant and sustainable competitive advantages.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2005 were approximately $1.1 million, a decrease of $330,000 or a 23% decrease, compared to approximately $1.4 million for the prior year. The decrease resulted from the fact that during 2004, a bad debt provision of $459,000 was provided for aged outstanding accounts receivable from an European company and a professional fee of approximately $450,000 related to the discontinued efforts to list on the Singapore Stock Exchange. Additional expenses related to the increase in general and administrative expenses for the year ended December 31, 2005 included $285,000 incurred for financial auditing of the prior years in preparation for the reverse merger and private placement, a depreciation and amortization increase from $85,000 to $254,000, a $169,000 increase, a business travel & transportation increase from $21,000 to $103,000, a $82,000 increase, office supply expense increase from $27,000 to $61,000, a 34,000 increase, and a welfare increase from $45,000 to $61,000, a $16,000 increase. As a percentage of sales, general and administrative expenses were 3.1% and 5.8% for the year ended December 31, 2005 and 2004, respectively. This decrease as a percentage of total sales was attributed to the fact that the increase in sales was faster than the increase in our general and administrative expenses and that the above bad debts provision and listing expenses ($900,000) did not accrue in 2005. Partially offsetting those decreases was a deferred offering expense of approximately $26,000 related to the private placement in connection with the Share Exchange transaction with Online Processing, Inc. on the balance sheet as of December 31, 2005, for auditing and legal expenses in connection with the share exchange between the shareholders of Diguang and Online Processing and related transactions.

Interest Income (Expense)

After net of interest expense, there was interest income of $46,000 for the year ended December 31, 2005. Comparing to interest expense of $22,000 in 2004, there was a swing of $68,000. The decrease in interest expenses for 2005 was due to the fact that we paid off the outstanding bank loan of $483,000 at the second half of 2005 in addition to the fact that the increase in interest income was from the cash of approximately $10 million in bank at December 31, 2005 compared to $5 million at December 31, 2004.

Income Tax Provision

The income tax provision for the year ended December 31, 2005 was approximately $533,000, an increase of $274,000, or 106%, compared to $259,000 for 2004. The increase in income tax provision was attributed mainly to the increase in taxable income in Diguang Electronics, as this entity was the only entity subject to corporate income tax. The taxable income in Diguang Electronics for the year ended December 31, 2005 was $5,413,000, compared to $2,610,000 of taxable income in Diguang Electronics for the prior year. The increase in taxable income was a result of a combination of an increase in sales and a decrease in operating expenses as a percentage of total sales. Diguang Electronics has been entitled to enjoy a 50% exemption from corporate income tax at the rate of 15% for the three years from January 1, 2004 to December 31, 2006, which means that the income tax rate was 7.5%. However, in accordance with the Rules for the Implementation of the Income Tax law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises prescribed by the central government, the minimum corporate income tax rate should be 10% within the three years ended December 31, 2004, 2005, and 2006. Therefore, the tax provision was 10% for both periods, and Diguang Electronics enjoys 5% of tax holiday rate with the value of $267,000 and $130,000 in 2005 and 2004, respectively. As a percentage of net revenue, income tax provision was 1.49% and 1.06% for the years ended December 31, 2005 and 2004, respectively.

Net Income

Net income grew $2.2 million or 34% to approximately $8.8 million for the year ended December 31, 2005, from approximately $6.6 million for 2004. An increase in overall sales, led by growth in international sales and continued decrease of operating expenses as a percentage of total sales, from 12.8% for the year ended December 31, 2004 down to 9.3% for the year ended December 31, 2005, were the major contributing factors to the increase in net income.

Earnings per Share

The basic earnings per share were $0.48 for the year ended December 31, 2005, as compared with $0.36 for 2004. The increase in earnings per share was due to the increase in net income attributable to common shareholders, which was $8.8 million for the year ended December 31, 2005, an increase of $2.2 million or 34%, from $6.6 million for 2004. In addition, the weighted average common shares outstanding were increased to 18.3 million shares for both the year ended December 31, 2005 and 2004.

Liquidity and Capital Resources

As of December 31, 2006, we had total assets of $37.7 million, of which cash amounted to $18.9 million, accounts receivable amounted to $5 million and inventories amounted to $4 million. Our working capital was approximately $23.4 million and our equity was $29.6 million comparing with working capital of $12.6 million and equity of $14.9 million at December 31, 2005. Our quick ratio was approximately 3.09:1 compared to the quick ration of 1.82:1 as of December 31, 2005.

Comparison of years ended December 31, 2006 and 2005

As of December 31, 2006, our cash position had a net increase of $8.9 million as compared with cash position of $10 million at December 31, 2005.

Net cash generated by operating activities was $3.5 million for the year ended at December 31, 2006, a decrease of $6.1 million, or 64% from the $9.6 million for the prior year.

Non-cash items added approximately $3.2 million back to cash flow from operating activities for the year ended December 31, 2006, compared with total non-cash items of $287,000 for the prior year. Of the non-cash items for the year ended December 31, 2006, approximately $2.1 million was the share-based compensation whereas there was no such expense for the prior year. Depreciation was $334,000 for the year ended December 31, 2006, $80,000 higher than the $254,000 for the prior year, primarily due to the addition of equipment and machinery for our new product lines, such as backlights for computer monitors, during the current year. $259,000 was the bad debts allowance for the year ended December 31, 2006, $227,000 higher than the $32,000 for the prior year. Inventory provision was $545,000 for the year ended December 31, 2006 whereas there was no Inventory provision for the prior year. Deferred tax assets were increased by approximately $87,000 for the year ended December 31, 2006 whereas there was no change in deferred tax assets for the prior year. The impact of changes in non-cash items on cash flow from operating activities between years ended December 31, 2006 and 2005 was approximately $2.86 million positive.

The impact of the changes in operating assets and liabilities on cash flow was explained for as follows. The accounts receivable during the current year was decreased by approximately $573,000 comparing with the $1.3 million increase in accounts receivable for the prior year. Inventory level was increased by $1.1 million during the current year, a decrease of $666,000 or 37% less than the $1.78 million increase in inventory for the prior year. Other receivables increased by $134,000 during the current reporting period, $79,000 or 37% less than the $214,000 increase in other receivables for the prior year. VAT recoverables during the current year was increased by $220,000 whereas there was no such change for the prior year. Deposits, prepayment and other assets during the current year were increased by $334,000 comparing with the $46,000 decrease in the same category for the prior year.

Advances from customers decreased by $158,000 during the current year comparing with the $19,000 increase in the same category for the prior year. In addition, tax payable decreased by $228,000 for the current year, comparing with an increase of $348,000 for the prior year. Accounts payable decreased by $174,000 for the year ended December 31, 2006, compared with the $3.1 million increase in the same category for the prior year. Accruals and other payables increased by $385,000, $123,000 or 47% more than the $262,000 increase for the prior year. The following summarized the impact of changes in operating assets and liabilities on cash flow between years ended December 31, 2006 and 2005:

•	$1,900,000 from accounts receivable (positive impact)

•	$666,000 from inventory(positive impact)

•	$79,000 from other receivable (positive impact)

•	$220,000 from VAT recoverables (negative impact)

•	$381,000 from deposits, prepayment and other assets (negative impact)

•	$3,200,000 from of accounts payable (negative impact)

•	$149,000 from accruals and other payable (positive impact)

•	$177,000 from advance from customers (negative impact)

•	$576,000 from taxes payable (negative impact)

The total impact from above non-cash items and the changes in operating assets and liabilities was approximately $6.1 million.

Net cash used in investing activities amounted to $5.2 million for the year ended December 31, 2006, an increase of $1.8 million or 53%, compared to the $3.4 million cash used in investing activities during the prior year. In 2006, we invested $870,000 into plant, property and equipment as a result we added new production lines in Dongguan facility whereas we relocated our production lines to Dongguan facility during the prior year and incurred investment of approximately $1.8 million. The majority of the $1.8 million investment in fixed assets during the prior year was spent on adding equipment and machinery to the new facility. During the current year, we disposed of marketable securities with proceeds of approximately $1.1 million, compared with the purchase of marketable securities by $765,000 during the prior year. During the year ended December 31, 2006, we made cash payment of $1.8 million for a new office space which was not put into use as of December 31, 2006 compared with the advance of $722,000 made in the prior year. During the year ended December 31, 2006, we made a $1.5 million investment in Huaxia (Yangzhou) Integrated O/E System Inc. for 15% of its equity interest whereas we did not have such investment activity in the prior year. During the year ended December 31, 2006, due from related parties was increased by $2.1 million, $2.0 million more than the change incurred during the prior year, primarily due to the fact that Diguang Electronics made a $2.0 million loan to Dongguan Diguang Electronic Science & Technology Co., Ltd. through a bank at the current market rate for this type of loan, which would be used for the construction of the new production facility and dormitory in Dongguan.

Net cash generated by financing activities for the year ended December 31, 2006 was approximately $10 million. The primary source of cash flow for the current year was from a private placement. In March 2006, we completed a $12 million private placement in connection with effecting a reverse merger with Online Processing, Inc. Offering expenses paid in 2006 amounted to approximately $1.74 million in addition to $26,000 paid in 2005. The net funds raised will be used to fund our next phase of expansion resulting from our new product offerings. The increase in cash used in financing activities for the year ended December 31, 2006 was due to the repayment to related parties, which was a negative cash flow of $133,000, a decrease of $878,000 compared to $1.0 million during the prior year. We paid dividends of approximately $111,000 in the current year, which was the remaining balance at December 31, 2005, whereas there were no dividends paid for the year ended December 31, 2005.

Comparison of years ended December 31, 2005 and 2004

Our principal source of funds for the year ended December 31, 2005 and 2004 was from operating cash flows. For the year ended December 31, 2005, operating cash flow was $9.6 million compared to an operating cash flow of $4.9 million for the year ended December 31, 2004. The reason for the increase in cash flow from operating activities was due to the significant increase in our net income from $6.6 million in 2004 to $8.8 million in 2005, an increase by $2.2 million or 34%. As a result of the investment in our fixed assets incurred in the year ended December 31, 2005 and 2004, our depreciation and amortization expenses in 2005 increased by approximately $168,000. These newly acquired fixed assets greatly support the growth in our total sales. The increase in accounts receivable in 2005 resulted in a negative cash flow of $1.3 million, decreased by almost 1.0 million compared to the same item in 2004. In order to maintain our readiness for sales, the increase in our inventory resulted in a negative cash flow of $1.8 million, which represented an increase of $3 million compared to the positive cash flow of $1.2 million in 2004. However, the increase in inventory was offset by the increase in accounts payable, which was $3 million in 2005, increased by almost $2.7 million. Other receivables increased by $214,000 in 2005 as compared with an increase of $886,000 in 2004. The increase in income tax payable was $348,000 as a result of recognizing income tax provision based on 10% of corporate income tax rate based on conservative consideration, an increase of $180,000 compared to $167,000 in 2004. The increase in accrued liabilities in 2005 was only $262,000, an increase of $1 million compared to a $752,000 decrease in 2004.

Cash used in investing activities was $3.4 million and $0.5 million for years ended December 31, 2005 and 2004, respectively. Approximately $1.8 million was spent to purchase new production equipment for the Dongguan factory in 2005, an increase of approximately $1.7 million from $160,000 for the year ended December 31, 2004. Additional purchases of new equipment and machinery in the year ended December 31, 2005 allowed us to increase our capacity at the Dongguan facility and accommodate larger and more time sensitive orders from customers.  Amounts due from related parties amounted to $722,000 for the year ended December 31, 2005. The cash idle in Diguang Technology was put into our short-term deposit for interest earning purpose resulting in the negative cash of $765,000, an increase of $474,000 compared to the negative cash flow of $291,000 in 2004. The deposit of almost $97,000 for purchasing office space was incurred only in 2005.

Cash used in financing activities was $1.5 million and $307,000 for the year ended December 31, 2005 and 2004, respectively. The increase in cash used in financing activities for the year ended December 31, 2005 was due to the repayment to related parties, which was a negative cash flow of $1 million, an increase of $705,000 compared to $307,000 in 2004. Another major factor in the increase of negative cash flow in financing activities was the repayment of a bank loan, which was approximately $471,000 in 2005 compared to nil in 2004. As we discussed in general and administrative expenses, considering the upcoming fund raising activities, we recognized deferred offering expense of approximately $26,000 on the balance sheet to offset the future proceeds from fund raising exercise, which did not incur in 2004.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," (thereafter FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company will adopt the provisions of FIN 48 beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company is currently assessing the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, åFair Value Measurements.æ SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of SFAS No. 157 beginning in the first quarter of 2008 and therefore, the Company has not yet determined the effect, if any, the adoption of SFAS No. 157 will have on its results of operations or financial position.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, åConsidering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements’ (SAB 108), which will be effective for the fiscal year ending after November 15, 2006. The objective of SAB 108 is to eliminate diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on the consolidated statement of income, the consolidated balance sheet and related financial statement disclosures.

According to SAB 108, both årolloveræ and åiron curtainæ approaches must be considered when evaluating a misstatement for materiality. This is referred to as the ådual approach.æ For the companies that have previously evaluated misstatements under one, but not both, of these methods, SAB 108 provides companies with a one-time option to record the cumulative effect of their prior unadjusted misstatements in a manner similar to a change in accounting principle in their annual financial statements during the effective time period if (i) the cumulative amount of the unadjusted misstatements at the beginning of the adopting year would have been material under the dual approach to their annual financial statements for the prior year or (ii) the effect of correcting the unadjusted misstatements during the adopting year would cause these annual financial statements to be materially misstated under the dual approach. In accordance with SAB 108, companies are allowed, upon adoption, to record the effects as cumulative-effect adjustment to the retained earnings. The adoption of SAB 108 did not have significant impact on its financial position and results of operations.

In September 2006, the FASB issued FASB Staff Position: åAccounting for Planned Major Maintenance Activities,æ (thereafter FSP AUG AIR-1). FSP AUG AIR-1 addresses the accounting for planned major maintenance activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting in annual and interim financial reporting periods for planned major maintenance activities, which had previously allowed companies the right to recognize planned major maintenance costs by accruing a liability over several reporting periods before the maintenance was performed. FSP AUG AIR-1 still allows the direct expense, built-in-overhaul and deferral methods of accounting as acceptable, however it does mandate that companies apply the same method of accounting in both interim and annual financial reporting periods and that the method be retrospectively applied if applicable. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FSP AUG AIR-1 will have a material effect on its consolidated financial statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our production base is in China, which results in a substantial portion of our operating expenses being denominated in Renminbi, although the majority of our purchases are made in U.S. dollars..

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

We have approximately $18.9 million, of cash and deposits as of December 31, 2006, of which approximately $14.2 million is denominated in Renminbi. If the exchange rate of US dollars were to increase by 5% against Renminbi, we would potentially suffer loss by approximately $0.2 million in the account reflection.

Exchange Controls

Chinese law allows enterprises owned by foreign investors to remit their profits, dividends and bonuses earned in China to other countries, and the remittance does not require prior approval by the SAFE regulations formerly required extensive documentation and reporting, some of which was burdensome and slowed payments. If there is a return to payment restrictions and reporting, the ability of a Chinese company to attract investors will be reduced. Also, current investors may not be able to obtain the profits of the business which they own as a result of other restrictions that the Chinese government may impose.  Relevant Chinese law and regulation permit payment of dividends only from retained earnings, if any, determined in accordance with Chinese accounting standards and regulations. It is possible that the Chinese tax authorities may require changes in our reported income that would limit our ability to pay dividends and other distributions. Chinese law requires companies to set aside a portion of net income to fund certain reserves which amounts are to distributable as dividends. These rules and possible changes could restrict a company in China from repatriating funds to us and our shareholders as dividends.

Interest Rate Risk

We are equity financed and do not have any debt that is subject to interest rate change risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          (a) FINANCIAL STATEMENTS

          The following financial statements are set forth at the end hereof.

          1.     Report of Independent Registered Public Accounting Firm

          2.     Consolidated Balance Sheets as of December 31, 2006 and 2005

          3.     Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

          4.     Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2006, 2005 and 2004

          5.     Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

          6.     Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

          7.     Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This information was previously reported, as that term is defined in Rule 12b-2 under the Exchange Act, in our Current Report on Form 8-K filed on July 20, 2006.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures:

          As of December 31, 2006, the end of the period covered by this report, the Company’s chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e).  As of the end of that period, based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective in ensuring that material information the Company must disclose in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting:

For the fiscal year ended December 31, 2006, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

(c) Inherent Limitations on Effectiveness of Controls

The Company’s management, including its CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2006.  The Board of Directors is comprised of only one class.  All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Jackie You Kazmerzak resigned as our chief financial officer on March 7, 2007. Keith Hor was appointed as our chief financial officer with effect from March 7, 2007. A current report on Form 8-K to disclose the resignation of Jackie You Kazmerzak and the appointment of Keith Hor was filed with the SEC on March 13, 2007.

Name	Age	Position
Yi Song	48	Board Chairman and CEO
Hong Song	43	Director and COO
Jackie You Kazmerzak	32	Chief Financial Officer (resigned as of March 7, 2007)
Keith Hor	42	Chief Financial Officer (appointed as of March 7, 2007)
Remo Richli	43	Independent Director
Gerald Beemiller	63	Independent Director
Tuen-Ping Yang	60	Independent Director

Yi Song, Board Chairman, President and Chief Executive Officer, established Diguang Electronics in 1996 and has been its chairman since inception. Mr. Song started his career in 1976 when he joined Hubei Wei Te Engine Factory as a technician. He was subsequently promoted to the position of engineer and thereafter, director of technology. From 1978 to 1979, he conducted research in the detecting fuse tube system of mathematical control together with a team of researchers from Wuhan Wireless Research Institute. From 1990 to 1996, he worked in the field of the marketing and sales operation in Shenzhen Nanji Electromechanical Company Ltd. under Aidi (Group) Corporation of China. Mr. Song is one of the members of SID (Society for Information Display), the Deputy Director (Commissioner) of Working Committee of Shenzhen Electronics Communication Experts, one of the members of China Flat Plate Display Association, and Deputy Director of Shenzhen Optoelectronic Industry Association. In 2003, he was awarded Excellent Entrepreneur by Shenzhen Government and in 2006 he was again awarded the same title. Mr. Song cooperated with Wuhan University to research and develop the computer detecting project of Motor Automation Control Engineering. Mr. Song has completed a CEO course from Tsinghua University that focused on International Enterprise Management and is now working towards receiving his MBA for the University of Southern Queensland. Mr. Song is Hong Song's older brother and Tuen-Ping Yang's nephew.

Hong Song, Chief Operating Officer, joined Diguang Electronics in January 2001 and became Chief Operating Officer in 2006. Prior to joining Diguang Electronics, Mr. Song was an engineer involved in the design of mining engineering equipment at Beijing Engineering Design & Research Institute for Nonferrous Metals Industry (ENFI) from 1983 to 1990, where he was later promoted to project chief designer. Mr. Song has also held management positions at China National Non-Ferrous Metals Industry Corporation (CNNC) from 1990 to 1998. He obtained a degree in Mechanical Engineering from Xi’an Construction Technology University in 1983 and participated in post-graduate studies in Project Economic Analysis at Paris Mineral Industries University in Paris, France from 1998 to 1999. Mr. Song received his MBA from Peking University in 2001. Mr. Song is Yi Song’s younger brother and Tuen-Ping Yang’s nephew.

Jackie You Kazmerzak, Chief Financial Officer (resigned as of March 7, 2007) is experienced in corporate finance and investment management, having been a Marketing Officer at Bank of America in Shanghai from 1996 to 1998, a portfolio manager at Northern Trust in San Francisco, California from 2000 to 2004, and a portfolio manager at Sand Hill Advisors in Palo Alto, California from 2004 to January 2006.  She is a Chartered Financial Analyst (CFA) and is fluent in Mandarin and English.  She received her MBA from Arizona State University with a concentration in finance in 2000 and she holds a degree in economics from Shanghai International Studies University.

Keith Hor, Chief Financial Officer (appointed as of March 7, 2007), was our financial controller from October 2006 to March 2007, overseeing the corporate strategic planning, financial and accounting functions. Mr. Hor has extensive experience in corporate finance, treasury, accounting, auditing and financial planning experience in multi-national corporations. From April 2004 to September 2006, he was the group financial controller of and company secretary for Asia Tiger Group Ltd, a company listed in the Mainboard of Singapore Stock Exchange Ltd. and principally engaged in the trading and manufacturing of office equipment products and digital cameras with manufacturing facilities in Shenzhen, China. Prior to that, Mr. Hor had been the Vice President-Finance and Administration (Hong Kong & China) for five years in Jardine Logistics (HK) Ltd., a company principally engaged in air and sea forwarding services, warehouse, supply chain, inventory management and third party logistics services. Prior to that, for three years, he was the group financial controller of Tsui Hang Hing Group, an apparel manufacturing company with manufacturing facilities in China, Vietnam and Mauritius. He was a certified practicing accountant in Price Waterhouse from 1988 to 1993. Mr. Hor obtained his Master of Finance from the Bernard M. Baruch College, the City University of New York and his Professional Diploma of Accountancy from the Hong Kong Polytechnic University. He is a fellow member of the Chartered Association of Accountants, UK and an associate member of Hong Kong Society of Accountants.

Remo Richli, Independent Director, is a partner of Bridgelink, a privately-held international Mergers and Acquisitions firm headquartered in Switzerland since 2005. His responsibilities include the acquisition and divestiture of companies as well as raising funds, including private equity deals and venture capital funds. Previously, he worked in the US as a financial expert at RP Associates in San Diego, a venture capital firm focusing on corporate finance and financial structures. His work included evaluations of investment opportunities, financial modeling of investments, and fundraising, as well as building teams on operational and strategic levels. During his time with RP Associates, Mr. Richli also served as Chief Financial Officer of one of its portfolio companies. From 1993 to 1999, Mr. Richli owned a consulting firm engaged in corporate finance consultancy for mid-sized companies and acted as the Chief Executive Officer of client companies on a consulting basis. From 1991 to 1993, Mr. Richli was a director at the Department of Finance at the city government level in Switzerland. He studied in Switzerland and in the US and holds several degrees in Business and Economics from the University of Basel, Switzerland and the University of Applied Science in Luzern, Switzerland.

Gerald Beemiller, Independent Director, has been the Vice President of World Wide Sales for Pericom Semiconductor Corporation since December 2000; prior to that he was Vice President of Sales and Marketing for Sony Semiconductor Company of America. In those positions he acquired significant expertise in the field of electronics technology. He received a BS in Mathematics, with a minor in Electrical Engineering and Computer Science, from Arizona State University in 1966.

Tuen-Ping Yang, Independent Director, has been the President of Cinema Systems, Inc. located in California since 1992. Previously, from 1984 to 1986, Mr. Yang served as the President of World Television Network and a Director of the Los Angeles National Bank. He has also been an Assistant Professor at Chinese Culture University, and a Manager of CMPC Taipei, Taiwan. He received his first Golden House Award (Taiwan’s Oscar Award) as the Best Film Director in 1972, and has received that award an additional three times since that date. He received his bachelor's degree from the National Taiwan University of Arts in 1967 and his master’s degree of Fine Arts from the University of California, Los Angeles, U.S. in 1976. Mr. Yang is Yi Song’s and Hong Song’s uncle
Significant Employees

The following are employees of Diguang Electronics who are not executive officers, but who are expected to make significant contributions to our business:

Gangyi Luo, Superintendent of Sale & Marketing, Diguang Electronics, joined Diguang Electronics in 2000 as a Sales Engineer, the departmental manager and later Superintendent of Sales & Marketing.  He was a lecturer from 1996 to 2000 at Kunming Railway Equipment School before joining Diguang Electronics in the Sales and Marketing Department as a Sales Engineer.  Based on his performance, Luo Gangyi was promoted to the position of Departmental Manager, then Superintendent of Sales and Marketing.  Luo Gangyi studied from 1992 to 1996 in Southwest Jiaotong University and obtained an Engineering degree.

Huade Zuo, Technology Superintendent, Diguang Electronics, joined Digang Electronics in 1999 as an engineer, manager, deputy chief engineer and later as Technology Superintendent. He is responsible for our technology, especially for  the new technology and products.  From 1981 to 1999, he worked with Hubei Wei Te Engine Factory, where he was involved in product development. He has extensive experience in the design and production of moulds.  Mr. Zou Huade graduated from Wuhan Wireless Industries College in 1981, specializing in the design and production of moulds.

Maoshan Ding, , R&D Superintendent, Diguang Electronics , joined Diguang Electronics in 2001 as R&D Engineer, R&D manager and later R & D Superintendent. He was also a director of Diguang Electronics at the beginning of 2005.  He was engaged in working at Hu Bei Wei Te Engine Factory, as Technology Section Chief and Engineer from 1980 to 1988.  He was engaged in working on R&D fields for engine products, Honghu Mechanical Electronic Research Institute from 1988 to 2001.  He graduated from Hubei Electronic Industrial School with a major in Semi-conductors.

Chen Rongguo, Budget & Control Superintendent, Diguang Electronics, joined Diguang Electronics in 2003 as deputy chief economist and production manager and later as budget & control superintendent.  From 1980 to 1989, he worked with Hubei Wei Te Engine Factory where he held various positions in production, finance and corporate management functions.  In 1989, he joined Wan Ma Company as an assistant to the general manager where he was involved in the day-to-day operations of the Company.  In 1995, he was transferred to the holding company, Ji Li Group Company, as logistics control manager.  Mr. Chen studied economic management by remote learning in Beijing Institute of Economic Management from 1983 to 1986.

Zhao Guobao, Management Superintendent, Diguang Electronics, joined Diguang Electronics in March 2005 as Director of Dongguan Factory and later as Management Superintendent.  He studied for Engineering Facility, Hengyang Engineering Institute of Hunan Province from 1998 to 2002.  And he has been enrolled a graduate program under Management Science & Engineering at Tianjin University.  He was engaged as Production Section Chief, Casino Company from September 1996 to March 2000.  He was positioned as Senior Production Manager, Shenzhen Electric-Magnetic Field Company from April 2000 to February 2003.  And he was designated from March 2003 to March 2005 as vice-president for manufacture, Shenzhen Jinke Science & Technology Company.

Involvement in Certain Legal Proceedings

          To the best of the Company’s knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act, as amended. The Audit Committee consists of the following individuals, all of whom the Company considers to be independent, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence: Remo Richli, Gerry Beemiller and Tuen-Ping Yang.  Mr. Remo Richli is the Chairman of the Audit Committee. The Board has determined that Mr. Remo Richli is the Audit Committee financial expert, as defined in Item 401(h)(2)of Regulation S-K, serving on the Company’s audit committee.

Compensation Committee

          The Company has a separately-designated standing Compensation Committee of the Board of Directors. The Compensation Committee is responsible for determining compensation for the Company’s executive officers.  The Company’s three independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Remo Richli, Gerry Beemiller and Tuen-Ping Yang serve on the Compensation Committee. Mr Gerry Beemiller is the Chairman of the Compensation Committee.

Nominating Committee

          The Company has a separately-designated standing Nominating Committee of the Board of Directors. Director candidates are nominated by the Nominating Committee.  The Nominating Committee will consider candidates based upon their business and financial experience, personal characteristics, expertise that is complementary to the background and experience of other Board members, willingness to devote the required amount of time to carrying out the duties and responsibilities of Board membership, willingness to objectively appraise management performance, and any such other qualifications the Nominating Committee deems necessary to ascertain the candidates ability to serve on the Board.  In general, in order to provide sufficient time to enable the Nominating Committee to evaluate candidates recommended by stockholders, the Corporate Secretary must receive the stockholder's recommendation no later than thirty (30) days after the end of the Company's fiscal year.  The Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Remo Richli, Gerry Beemiller and Tuen-Ping Yang serve on the Nominating Committee.  Mr. Tuen Ping Yang is the Chairman of the Nominating Committee.

Stockholders Communication

          Stockholders interested in communicating directly with the Board of Directors, or specified individual directors, may email Messrs Keith Hor, the Company’s chief financial officer and he will review all such correspondence and will regularly forward to the Board copies of all such correspondence that deals with the functions of the Board or committees thereof or that he otherwise determines requires their attention.  Directors may at any time review all of the correspondence received that is addressed to members of the Board of Directors and request copies of such correspondence.  Concerns relating to accounting, internal controls or auditing matters will immediately be brought to the attention of the Audit Committee and handled in accordance with procedures established by the Audit Committee with respect to such matters.

Code of Ethics and Conduct

          The Board of Directors has adopted a Code of Ethics and Conduct which is applicable to all officers directors and employees.  The Code of Ethics and Conduct filed herewith is incorporated by reference from the Code of Ethics filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-1 filed with the Commission on October 30, 2006.

Section 16(a) Beneficial Ownership Compliance

          Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other of the Company’s equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file.  To the best of the Company’s knowledge (based solely upon a review of the Form 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

The Company’s Compensation Committee is empowered to review and approve the annual compensation and compensation procedures for the executive officers of the Company. The primary goals of the Compensation Committee of our board of directors with respect to executive compensation are to attract and retain the most talented and dedicated executives possible and to align executives’ incentives with stockholder value creation. The Compensation Committee evaluates individual executive performance with a goal of setting compensation at levels the committee believes are comparable with executives in other companies of similar size and stage of development operating in similar industry while taking into account our relative performance and our own strategic goals.

We have not retained a compensation consultant to review our policies and procedures with respect to executive compensation. We conduct an annual review of the aggregate level of our executive compensation. Based on the compensations committee’s general industry knowledge of various companies in the electronics industry, we believe the salaries and bonuses of the key officers and employees of Diguang are fair and reasonable.

Elements of Compensation

Executive compensation consists of following elements:

Base Salary.  Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The last meeting of the compensation committee was held on March 20, 2007.

Discretionary Annual Bonus.  The Compensation Committee has the authority to award discretionary annual bonuses to our executive officers under the Compensation Committee Charter. So far, no discretionary bonus has been awarded. Bonuses, if they are awarded, are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as the financial performance, results of operation and per share performance of our common stock.

Our chief executive officer and chief operating officer are eligible for a discretionary annual bonus, the specific amount of which will be determined by the Compensation Committee. The actual amount of discretionary bonus is determined following a review of each executive’s individual performance and contribution to our strategic goals conducted during the first quarter of each fiscal year. The Compensation Committee has not fixed a maximum payout for any officers’ annual discretionary bonus.

Long-Term Incentive Program.  We believe that long-term performance is achieved through an ownership culture that encourages such performance by our key employees through the use of stock options. Our stock compensation plan has been established to provide certain of our employees with incentives to help align those employees’ interests with the interests of stockholders. The Compensation Committee believes that the use of stock options offers the best approach to achieving our compensation goals. We have not adopted stock ownership guidelines, and our stock compensation plan has provided the principal method for our key employees to acquire equity interests in our company. We believe that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.

Options. Our 2006 Stock Incentive Plan authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants. Our compensation committee was the administrator of the stock option in 2006 until the authority delegated by the Board to the designated person. Stock option grants were made on February 25, 2006 or at the commencement of employment. The board of directors reviewed and approved the stock option to our key employees, including our chief financial officer, and our independent directors on February 25, 2006 and the granting of stock options subsequent to that was administered and approved by the Compensation Committee, based upon a review of the competitive compensation of the key officers and the key employees, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. In 2006, our chief financial officer, the only named executive officer, was awarded stock options in the amounts indicated in the section entitled “Grants of Plan Based Awards”. These grants were made to encourage an ownership culture among our employees. Neither the chief executive officer nor the chief operating officer has been granted any stock options. Stock options granted by us have an exercise price of $5.00 per share, expire ten years after the date of grant and with monthly vesting at the end of each month after March 1, 2006, for the three independent directors as well as for the chief financial officer and yearly vesting for the other employees; the options issued to the independent directors, the chief financial officer and our other employees, vest at a rate of 1/36th per month, 1/48th per month, and 1/4th per year, respectively.

2006 Stock Incentive Plan.  Our 2006 Stock Incentive Plan authorizes us to grant incentive stock option, nonstatutory stock option, stock options, cash awards and stock awards to our employees, directors and consultants. Mr. Song Hong, our chief operating officer, is the administrator of the plan. If and when stock option awards are granted, they will be made on March 1 annually and, occasionally, to meet other special retention or performance objectives. After authority was delegated by the Board to Mr. Song Hong, he will review and approve stock option award plans to executive officers and other key employees based upon his assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. Periodic stock option awards will continue to be made at the discretion of Mr. Song Hong to eligible employees.

Stock Appreciation Rights.  We currently do not have any Stock Appreciation Rights Plan that authorizes us to grant stock appreciation rights.

Other Compensation.  Our chief executive officer and chief operating officer who were parties to employment agreements prior to the filing of this annual report will continue to be parties to such employment agreements in their current form until such time as the Compensation Committee determines in its discretion that revisions to such employment agreements are advisable. There has been no employment agreement with our previous chief financial officer. Other than the annual salary stipulated in the employment agreements of our chief executive officer and chief operating officer and the bonus that may be awarded to them at the discretion of the Compensation Committee, and other than the annual salary and the stock options granted to our chief financial officer, we do not have any other benefits and perquisites for our executive officers; however, the Compensation Committee in its discretion may provide benefits and perquisites to these executive officers if it deems it advisable. We currently have no plans to change the employment agreements, except as required by law or as required to clarify the benefits to which our executive officers are entitled as set forth herein, or to extend benefits and perquisites.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and non-qualified deferred compensation earnings ($)	All other compensation ($) 2	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Yi Song	2006	197,151	3,008	-	-	-	-	-	200,159
Chief Executive Officer and Chairman of the Board	2005	16,890	-	-	-	-	-	-	16,890
	2004	9,230	-	-	-	-	-	-	9,230
Jackie You Kazmerzak	2006	95,000	-	-	184,954	-	-	-	279,954
Chief Financial Officer	2005	-	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-	-
Hong Song	2006	156,943	3,008	-	-	-	-	-	159,951
Chief Operating Officer	2005	13,122	-	-	-	-	-	-	13,122
	2004	8,260	-	-	-	-	-	-	8,260

Mr Yi Song entered into an employment letter agreement with us as of April 19, 2006, to serve as our Chief Executive Officer from March 17, 2006 through March 17, 2009, the “Initial Term”, and shall continue after that for an unspecified term. During the Initial Term, the employment relationship may be terminated by: (i) Yi Song for any reason upon 30 days notice, or (ii) us without cause, as defined in the employment agreement, upon 30 days notice or (iii) us for cause, as defined in the employment agreement, with immediate effect. Following the Initial Term, the employment relationship may be terminated by Yi Song or us according to our policies at the time of termination. Yi Song shall receive a monthly base salary of US$20,833.33, which is the RMB equivalent of $250,000 on an annualized basis, which may be increased during the Initial Term on each anniversary of March 17, 2006.

Mr Hong Song entered into an employment letter agreement with us as of April 19, 2006, to serve as our Chief Operating Officer from March 17, 2006 through March 17, 2009, the “Initial Term”, and shall continue after that for an unspecified term. During the Initial Term, the employment relationship may be terminated by: (i) Hong Song for any reason upon at least 30 days written notice, or (ii) us without cause, as defined in the employment agreement, upon 30 days written notice, or (iii) us for cause, as defined in the employment agreement, with immediate effect. Following the Initial Term, the employment relationship may be terminated by Hong Song or us according to our policies at the time of termination. Hong Song shall receive a monthly base salary of US$16,666.67, which is the RMB equivalent of US$200,000 on an annualized basis, which may be increased during the Initial Term on each anniversary of March 17, 2006.

We shall also pay Messrs. Yi Song and Hong Song such bonuses as may be determined from time to time by our Compensation Committee. The amount of annual bonus payable to them may vary at the discretion of the Compensation Committee. In determining the annual bonus to be paid to them, the Compensation Committee may, consider all factors they deem to be relevant and appropriate.

We did not enter into any written employment agreement with Ms Kazmerzak who was only appointed as of March 17, 2006. 80,000 shares subject to the stock options were granted to her. The dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS123R is calculated in accordance with Black Scholes Model by reference to the average staff turnover rate.

GRANTS OF PLAN-BASED AWARDS
		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All other stock awards number of shares of stock or units(#)	All other option awards; number of securities underlying options(#)	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Song Yi	-	-	-	-	-	-	-	-	-	-	-
Chief Executive Officer and Chairman of the Board

Jackie You Kazmerzak	February 25, 2006	-	-	-	-	-	-	80,000	-	$5	$11.10
Chief Financial Officer

Song Hong	-	-	-	-	-	-	-	-	-	-	-
Chief Operating Officer

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option awards					Stock awards
Name[2]	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Song Yi	-	-	-	-	-	-	-	-	-
Chief Executive Officer and Chairman of the Board

Jackie You Kazmerzak	20,376	59,624	-	5	February 25, 2016	-	-	-	-
Chief Financial Officer

Song Hong	-	-	-	-	-	-	-	-	-
Chief Operating Officer

Pursuant to the terms of the Amended and Restated Share Exchange Agreement, we assumed Diguang’s outstanding 2006 stock incentive plan covering options totaling the equivalent of 1,500,000 shares of our common stock. Options equivalent to approximately 540,000 shares of our common stock were issued under the Diguang 2006 Option Plan before the Share Exchange closed as follows: the equivalent of 80,000 shares were granted to Diguang’s chief financial officer. The exercise price for the options is $5.00 per share. The commencement date for these options is March 1, 2006, with monthly vesting at the end of each month after March 1, 2006, for the chief financial officer. The options issued to the chief financial officer vest at a rate of 1/48th per month,. The options that have been issued expire ten years from their grant date which date is February 25, 2006. Under the Stock Option Agreement, as of March 7, 2007, the date the chief financial officer resigned, 20,376 of her options have been vested and are exercisable but none of them has been exercised as of March 7, 2007. Under the Stock Option Agreement, the remaining of the 59,624 shares subject to the option that were unvested and hence unexercisable shall terminate and expire effective immediately on March 7, 2007, the date of her resignation. Neither the Chief Executive Officer nor the Chief Operating Officer was or is granted any options.

OPTION EXERCISES AND STOCK VESTED
	Options awards		Stock awards
Name[2]	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
(a)	(b)	(c)	(d)	(e)

Song Yi	-	-	-	-
Chief Executive Officer and Chairman of the Board

Jackie You Kazmerzak	-	-	-	-
Chief Financial Officer

Song Hong	-	-	-	-
Chief Operating Officer

None of the options that has been granted to the Chief Financial Officer has been exercised as of March 7, 2007.

PENSION BENEFITS

Name	Plan name	Number of years credited service (#)	Present value of accumulated benefit ($)	Payments during last fiscal year ($)
(a)	(b)	(c)	(d)	(e)

Song Yi	-	-	-	-
Chief Executive Officer and Chairman of the Board

Jackie You Kazmerzak	-	-	-	-
Chief Financial Officer

Song Hong	-	-	-	-
Chief Operating Officer

We did not and do not grant any pension benefits to our executive officers.

NONQUALIFIED DEFERRED COMPENSATION

Name[3]	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)	Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)

Song Yi	-	-	-	-	-
Chief Executive Officer and Chairman of the Board

Jackie You Kazmerzak	-	-	-	-	-
Chief Financial Officer

Song Hong	-	-	-	-	-
Chief Operating Officer

DIRECTOR COMPENSATION
Name[3]	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation[7] ($)	Change in pension value and nonqualified deferred compensation earnings[8]	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Remo Richli	28,500	-	61,651	-	-	-	90,151

Gerald Beemiller	19,000	-	61,651	-	-	-	80,551

Tuen-Ping Yang	19,000	-	61,651	-	-	-	80,551

20,000 shares subject to the options have been each granted to the independent directors, but as if December 31, 2006 only 5,556 shares were vested, with fair value of $61,651 listed on the above table. No stock options were granted to Yi Song or Hong Song. The dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS123R is calculated in accordance with Black Scholes Model by reference to the average staff turnover rate.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

There were and are no potential payments that are payable to any of the named executive officers in connection with any termination termination, including without limitation resignation, severance, retirement or a constructive termination, or a change in control of the registrant or a change in the officer’s responsibilities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose of or direct the disposition of, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

As of December 31, 2006, we had a total of 22,593,000 shares of common stock outstanding, which are our only issued and outstanding voting equity securities.

The following table sets forth, as of , December 31, 2006: (a) the names and addresses of each beneficial owner of more than five percent, 5%, of our common stock known to us, the number of shares of common stock beneficially owned by each such person, and the percent of our common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares our common stock beneficially owned, and the percentage of our common stock so owned, by each such person, and by all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage Ownership(1)

Sino Olympics Industrial Limited 8th Floor, Building 64, Ma Jia Long, Nan Shan, Shenzhen, PRC	17,000,000	75.25%

Yi Song (2) 8th Floor, Building 64, Ma Jia Long, Nan Shan, Shenzhen, PRC	17,000,000	75.25%

Hong Song 8th Floor, Building 64 Ma Jia Long, Nan Shan Shenzhen, PRC	*	*

Tuen-Ping Yang	*	*

Remo Richli	*	*

Gerald Beemiller	*	*

Jackie You Kazmerzak	*	*

All Officers & Directors as a Group (6 individuals)	17,000,000	75.25%

(1) All percentages have been rounded up to the nearest one hundredth of one percent.

(2) Mr. Yi Song is the majority stockholder of Sino Olympics, as such he may be viewed as having beneficial ownership over all 17,000,000 shares owned by Sino Olympics.

* Individual owns less than 1% of our securities.

Pursuant to the terms of the Share Exchange, and as described above, we assumed Diguang’s 2006 Option Plan, which includes a total of 1,500,000 shares.  Employees, as well as officers and directors, will be eligible to receive shares under Diguang’s 2006 Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Transaction with management and others

On December 20, 2004, Diguang Electronics entered into a lease agreement with Dongguan Diguang Electronics Science & Technology Co., Ltd., a company 92% currently owned by Sino Olympics, and formerly owned by Diguang Electronics (Hong Kong), and 8% owned by Shenzhen Diguang Engine & Equipment Co., Ltd., to rent the plant with rent of RMB440,000 plus repair and maintenance fee of RMB80,000 per month for the first two years; subsequent rental will be subject to change in line with the market price in that time.  The lease terms started on January 20, 2005 and expire on January 19, 2010.  On February 23, 2005, both parties agreed that the rent for three months from February to April 2005 shall be waived as Diguang Electronics had to finish its interior remodeling during this period.  On March 30, 2005, both parties agreed that the rent shall be RMB380,000 per month including all maintenance expenses based on the prevailing market price for similar facilities leased in the Dongguan area and that the lease term is from February 1, 2005 to January 31, 2010.  Dongguan Diguang Electronics Science & Technology Co., Ltd., is an affiliate of Yi Song and Hong Song, who directly or indirectly own it 100%.

Prior to the Share Exchange, Diguang Holdings paid a dividend in the amount $0.1624 per share of common stock, an aggregate of $2,078,744. On December 12, 2005, the Board of Diguang Technology resolved to distribute dividend of $2.1 million from its retained earnings to Sino Olympics. According to the board resolution, Sino Olympics will receive the payment of approximately $111,140, after netting the amount due from and to related parties, at the end of February 2006 to holders of its common stock.  The record date for the dividend was December 12, 2005.  As of that date, Diguang’s officers and directors beneficially owned all of its stock.

As part of the Share Exchange, Sino Olympics received 17,000,000 shares of our common stock in exchange for its shares of Diguang Holdings’s common stock.  Yi Song and Hong Song, two of our officers and directors as of the close of the Share Exchange, own Sino Olympics.

We are continually looking for opportunities to expand our business through either internal growth or by merger and acquisition.  During the process of understanding Diguang Holdings’s business operation, we noted that Sino Olympics owns currently owns a 32.5% interest in North Diamond, Ltd., a British Virgin Islands corporation, which owns a wholly foreign owned enterprise. Sino Olympics also has an option to acquire an additional 32.5% interest in North Diamond common stock from another stockholder for a total purchase price of $487,500. The wholly foreign owned enterprise will produce backlight products which are different from those we currently produce, but which we would like to produce in the near future. Thus, we entered into a Purchase Option Agreement (“Option Agreement”) with Sino Olympics, Diguang Electronics, and Yi Song and Hong Song (the “Songs”), giving us the right to acquire the interests held in North Diamond from Sino Olympics. Under the Option Agreement, we have the right to purchase from Sino Olympics its entire equity interest in North Diamond, including the option to acquire the additional 32.5% ownership, for a period of one year from the date of the Option Agreement. The consideration to be paid for the exercise of the option is the amount that Sino Olympics paid for its interest, plus interest at the rate of 6% per annum, plus the assumption of any remaining obligation of Sino Olympics to contribute registered capital to North Diamond. In consideration for the Sino Olympics's entry into the Option Agreement, we and Shenzhen Diguang Electronics Co., Ltd. have agreed to allow Yi Song and Hong Song to devote such time and attention to the business of North Diamond as they deem appropriate, subject to the oversight of the independent members of our board of directors. In view of the possibility that we are going to own a significant interest in this joint venture, we believe that it is in our best interest to have Yi Song and Hong Song devote a portion of their business time and efforts to the joint venture.

On May 12, 2006, we entered into an Amended and Restated Purchase Option Agreement (“Amended Agreement”) which superceded the Option Agreement. The parties to, and the terms and conditions of, the Amended Agreement are wholly identical to the Option Agreement except in the following respects. First, Sino Olympics’s current ownership of a 32.5% equity interest (“the Equity Interest”) in North Diamond is in exchange for a total contribution of $487,500 in registered capital, and not as was stated in the Option Agreement, in exchange for a total contribution of $20,000,000 in authorized capital. Second, Sino Olympics granted us the option to purchase, on or before May 12, 2007, all of the Equity Interest, including the option to acquire the additional 32.5% ownership in North Diamond, and not as was stated in the Option Agreement, on or before April 21, 2007. Third, the interest at the rate of 6% per annum which forms part of the consideration applies to both the Equity Interest and the additional 32.5% interest in North Diamond. Furthermore, the Amended Agreement elaborated that the interest at the rate of 6% per annum shall commence on the date of payment made by Sino Olympics towards its registered capital of North Diamond and shall end on the date we exercise the option. Finally, the Amended Agreement shall terminate if we fail to exercise the option prior to May 12, 2007, and not as stated in the Option Agreement, prior to April 21, 2007.

As of March 31, 2006, Sino Olympics infused only $487,500 into North Diamond, accounting for 32.5% interest whereas the other investor infused $1.0125 million, accounting for 67.5% interest based on the actually infused capital. On June 27, 2006, Sino Olympics injected an additional $1 million in North Diamond. So far Sino Olympics has made a total of $1,487,500 investment, accounting for 59.5% ownership out of $2.5 million of infused capital in North Diamond. As of September 30, 2006, Sino Olympics has injected another $392,857 and so reached its targeted 65% current equity ownership of North Diamond before the exercise of the purchase option.

On May 15, 2006, our board of directors (which included all the independent directors) passed resolutions to approve our acquisition of the Equity Interest and Sino Olympics’s additional 32.5% ownership in North Diamond.

On January 3, 2007, we exercised the option and the purchase price determined in accordance with the Amended and Restated Purchase Option Agreement was $1,977,864.

On July 18, 2006, Yi Song entered into a license agreement with us to grant us the right to use his patents free of charge pending the transfer of the patents to us.

During the normal course of business, transactions involving the movement of funds among certain related parties have occurred from time to time. The details of amounts due from and due to related parties are summarized as follows:

Related Party Relationships Name of Related Parties	Relationship with the Company

Mr. Yi Song	One of the shareholders of the Company

Mr. Hong Song	One of the shareholders of the Company

Shenzhen Diguang Engine & Equipment Co., Ltd. (a China based entity)	80% owned by Mr. Yi Song and 20% owned by Mr. Hong Song

DonDongguan Diguang Electronic Science and Technology Co., Ltd. (a China based entity from which Diguang Electronics has rented the plant.)	92% owned by Sino Olympics Industrial Limited and 8% owned by Shenzhen Diguang Engine & Equipment Co., Ltd.

Sino Olympics Industrial Limited	The representative of Song’s brothers

Dihao Electronics (Yangzhou) Co., Ltd.	65% owned by Sino Olympic Industrial Ltd. (as of September 30, 2006)

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

The roll-forward details of amount due from/to related parties were summarized as follows:
Amount due from	Diguang Engine and Equipment	Dongguan Diguang	Dihao Electronics (Yangzhou)	Stockholders	Total
Balance at January 1, 2005	$-	$-	$-	$642,572	$642,572
Additions	21,538	-	-	644,734	644,734
Payments received	-	-	-	(148,672)	(148,672)
Additions	-	-	-	849,062	849,062
Translation adjustment	-	-	-	1,164	1,164
Offset by dividends declared	-	-	-	(1,988,860)	(1,988,860)
Balance at December 31, 2005	21,538	-	-	-	21,538
Additions - sales	-	-	1,255,628	-	1,255,628
Additions - rental deposit	-	-	-	-	-
Additions - loan	-	2,050,204	-	-	2,050,204
Additions - prepaid rental	-	55,997	-	-	55,997
Cash received	(21,538)	-	(1,009,291)	-	(1,030,829)
Balance at December 31, 2006	$-	$2,106,201	$246,337	$-	$2,352,538

Amount due to	Diguang Engine and Equipment	Dongguan Diguang	Stockholders	Total
Balance at January 1, 2005	$843,259	$-	$170,221	$1,013,480
Addition	359,070	-	-	359,070
Rental	-	467,571	-	467,571
Cash payments made	(1,221,546)	(332,470)	(170,221)	(1,724,237)
Translation adjustment	21,556	-	-	21,556
Balance at December 31, 2005	2,339	$135,101	-	137,440
Rental		544,365		544,365
Payments made	(2,355)	(679,466)	-	(681,821)
Translation adjustment	16	-	-	16
Balance at December 31, 2006	$-	$-	$-	$-

During the year ended December 31, 2006, Diguang Electronics paid rental of $679,466, and prepaid approximately one-month rental of $55,997 to Dongguan Diguang Electronic Science and Technology Co., Ltd.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees for professional audit services rendered by Lopez, Blevins, Bork & Associates, LLP and BDO Reanda for the audit of the Company’s annual financial statements for the fiscal years 2006 and 2005, and fees billed for other services provided by Lopez, Blevins, Bork & Associates, LLP and BDO Reanda for fiscal years 2006 and 2005.

	Fiscal Year Ended
	2006	2005
Audit Fees	$207,700	$140,500
Audit Related Fees (1)	176,000	$53,400
Tax Fees (2)	5,000	-
All Other Fees (3)	-	-
Total Fees Paid	$388,700	$193,900

(1)	Includes accounting and reporting consultations related to acquisitions and internal control procedures.

(2)
Includes fees for service related to tax compliance services, preparation and filing of tax returns and tax consulting services. Fee for Year 2006 was the retainer amount payable up to December 31, 2006.

(3)	Includes fees for business trips.

          Audit Committee’s Pre-Approval Policy

          During fiscal year ended December 31, 2006, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor.  The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures.  On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year.  At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.  For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence. There was no audit committee for the fiscal year ended 2005.

FINANCIAL STATEMENTS
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Diguang International Development Co., Ltd

We have audited the accompanying consolidated balance sheets of Diguang International Development Co., Ltd (the “Company”) as of December 31, 2005 and 2006, and the related statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diguang International Development Co., Ltd, as of December 31, 2005 and 2006, the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

BDO Reanda
Beijing, PRC
March 23, 2007

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$10,054,568	$18,910,808
Short term deposits	1,056,122	-
Accounts receivable, net of allowance for doubtful account $491,908 and $751,145	6,081,427	5,006,649
Trade receivable from a related party	-	246,337
Inventories, net of provision $0 and $545,446	3,447,096	4,008,445
Other receivables	80,318	215,569
VAT recoverables	-	220,793
Advance to suppliers	417,781	756,208
Amount due from related parties	21,538	55,997
Deferred tax asset	-	86,572
Loan receivable from a related party	-	2,050,204
Total current assets	21,158,850	31,557,582

Investment	-	1,500,000
Property and equipment, net	2,119,893	2,672,338
Prepayment for purchasing office space	99,130	1,969,462
Deferred offering expense	25,718	-

Total assets	$23,403,591	$37,699,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,868,614	$5,685,836
Advance from customers	334,943	177,184
Accruals and other payables	1,277,161	1,575,933
Accrued payroll and related expense	221,295	342,531
Dividend payable	111,140	-
Income tax payable	572,159	335,672
Amount due to related parties	137,440	-
Total current liabilities	8,522,752	8,117,156

Total liabilities	8,522,752	8,117,156

Shareholders’ equity:
Common stock, par value $0.001 per share, 50 million shares authorized, 18,250,000 shares and 22,593,000 issued and outstanding	18,250	22,593
Additional paid-in capital	1,872,598	14,193,773
Appropriated earnings	501,833	1,294,578
Retained earnings	12,328,675	13,202,629
Translation adjustment	159,483	868,653

Total stockholders’ equity	14,880,839	29,582,226

Total liabilities and stockholders' equity	$23,403,591	$37,699,382

See accompanying notes to financial statements

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In US Dollars)

	Years Ended December 31,
	2004	2005	2006

Revenues:
Revenues, net	$24,483,222	$35,648,118	$31,858,239
Cost of sales	14,453,785	23,048,087	21,391,123

Gross profit	10,029,437	12,600,031	10,467,116

Selling expense	904,200	1,480,229	1,545,354
Research and development	802,511	727,302	786,322
General and administrative	1,425,807	1,096,160	6,136,745
Loss on disposing assets	1,359	913	-

Income from operations	6,895,560	9,295,427	1,998,695

Interest income (expense), net	(22,459)	45,710	243,699
Investment income (loss)	-	(7,405)	53,676
Other income (loss)	5,343	48,252	(176,809)

Income before income taxes	6,878,444	9,381,984	2,119,261

Income tax provision	258,887	532,927	452,562

Net income	$6,619,557	$8,849,057	$1,666,699

Weighted average common shares outstanding - basic	18,250,000	18,250,000	21,688,704

Earnings per share - basic	0.36	0.48	0.08

Weighted average common shares outstanding - diluted	18,250,000	18,250,000	21,688,704

Earning per shares - diluted	0.36	0.48	0.08

Other comprehensive income :
Net income	$6,619,557	$8,849,057	$1,666,699
Translation adjustment	1,444	157,018	709,170

Comprehensive income	$6,621,001	$9,006,075	$2,375,869

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

			Additional			Accumulated
	Common Stock		Paid-in	Appropriated	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Earnings	Income (Loss)	Total
Balance at January 1, 2004	18,250,000	$18,250	$636,153	$30,186	$668,153	$1,021	$1,353,763
Appropriation	-	-	-	103,321	(103,321)	-	-
Net income for the year	-	-	-	-	6,619,557	-	6,619,557
Translation adjustments	-	-	-	-	-	1,444	1,444
Balance at December 31, 2004	18,250,000	18,250	636,153	133,507	7,184,389	2,465	7,974,764

Retained earnings converted to capital	-	-	1,236,445	-	(1,236,445)	-	-
Appropriation	-	-	-	368,326	(368,326)	-	-
Dividends declared	-	-	-	-	(2,100,000)	-	(2,100,000)
Net income for the year	-	-	-	-	8,849,057	-	8,849,057
Translation adjustment	-	-	-	-	-	157,018	157,018
Balance at December 31, 2005	18,250,000	18,250	1,872,598	501,833	12,328,675	159,483	14,880,839

Reorganization and recapitalization	1,943,000	1,943	(44,425)	-	-	-	(42,482)
Common shares issued	2,400,000	2,400	10,256,976	-	-	-	10,259,376
Offsetting offering expenses	-	-	(25,718)	-	-	-	(25,718)
Fair value of stock options granted	-	-	2,134,342	-	-	-	2,134,342
Net income for the year	-	-	-	-	1,666,699	-	1,666,699
Appropriation	-	-	-	792,745	(792,745)	-	-
Translation adjustments	-	-	-	-	-	709,170	709,170
Balance at December 31, 2006	22,593,000	$22,593	$14,193,773	$1,294,578	$13,202,629	$868,653	$29,582,226

See accompanying notes to financial statements

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTESSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(The Increase or Decrease in Cash and Cash Equivalents)

	Years Ended December 31,
	2004	2005	2006

Cash flows from operating activities:
Net income	$6,619,557	$8,849,057	1,666,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	85,393	253,822	333,658
Bad debts allowance	459,847	32,061	259,237
Inventory provision	-	-	545,446
Loss on disposing assets	1,359	913	-
Stock compensation	-	-	2,134,342
Deferred tax asset	-	-	(86,572)
Changes in operating assets and liabilities:
Accounts receivable	(2,297,522)	(1,306,417)	572,882
Inventory	1,229,532	(1,777,958)	(1,112,402)
Other receivables	(885,952)	(213,797)	(134,468)
VAT recoverables	-	-	(219,860)
Prepayments and other assets	(247,987)	46,331	(334,473)
Accounts payable	385,614	3,066,304	(173,626)
Accruals and other payable	(752,432)	261,875	410,745
Advance from customers	102,474	19,196	(157,525)
Taxes payable	167,388	347,510	(228,046)

Net cash provided by (used in) operating activities	4,867,271	9,578,897	3,476,037

Cash flows from investing activities:
Purchase of fixed assets	(159,686)	(1,843,338)	(870,270)
Long term investment	-	-	(1,500,000)
Disposal (purchase) of marketable securities	(290,752)	(765,370)	1,056,122
Deposit for office building	-	(721,928)	(1,808,773)
Due from related parties	-	(96,659)	(2,104,355)

Net cash used in investing activities	(450,438)	(3,427,295)	(5,227,276)

Cash flows from financing activities:
Common share issued	-	-	12,000,000
Offering expenses	-	(25,718)	(1,740,624)
Due to related parties	(306,565)	(1,011,142)	(132,754)
Payments for a long-term bank loan	-	(470,941)	-
Dividend paid	-	-	(111,140)

Net cash provided by (used in) financing activities	(306,565)	(1,507,801)	10,015,482

Effect of changes in foreign exchange rates	1,457	58,009	591,997

Net increase (decrease) in cash and cash equivalents	4,111,725	4,701,810	8,856,240

Cash and cash equivalents, beginning of the year	1,241,033	5,352,758	10,054,568

Cash and cash equivalents, end of the year	$5,352,758	$10,054,568	$18,910,808

See accompanying notes to financial statements

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - REORGANIZATION AND RECAPITALIZATION

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

On March 17, 2006, Online issued 2.4 million shares of its common stock in exchange for the gross proceeds of $12 million and issued another 18,250,000 shares of its common stock in exchange for 100% equity interest in Diguang Holdings, making Diguang Holdings a wholly owned subsidiary of the Online. Consummating the above two transactions simultaneously, Online and Diguang Holdings successfully fulfilled its contractual obligations, respectively, under the Stock Exchange Agreement on March 17, 2006.

Online Processing Inc. was organized under the laws of the State of Nevada in 2000.  Its initial business was to provide Internet-based mortgage processing for mortgage brokers.  It had never been able to achieve profitability in that business so it began searching for operating companies to acquire in order to increase shareholders’ value.

In February 2003, through a share exchange, it acquired 100% of the issued and outstanding stock of Communication Field Services, Inc. (“CFS”), a Nevada corporation engaged in the business of providing installation, maintenance and servicing of communication technologies.  Online’s plan was to secure additional financing to expand the CFS’ business, but it was unable to do so. In March 2003, Online decided to cease commercial operations in CFS.  Since then, there were no real meaningful operating activities by Online. Thereafter, it began the process of reviewing new business opportunities with the intention to maximize shareholders’ interest, looking at possible business acquisitions in North America and internationally. In accordance with the Stock Exchange Agreement, Online implemented a reverse split of 3-for-5 making the total outstanding shares from 11,518,233 at December 31, 2005 into 6,910,940 shares. Then its CEO, Terri Wonderly, agreed to cancel 4,697,940 shares of common stock that she owned. Consequently, Online ended up with having 1,943,000 shares issued and outstanding right before the effectiveness of the aforementioned stock exchange transaction and fund raising transaction. Of the 1,943,000 shares issued and outstanding, 900,000 shares are owned by the existing shareholders of Online, 800,000 shares are owned by Chardan Capital, the financial consultant, and the remaining 243,000 shares are owned by the placement agents.

Diguang Holdings was established under the law of the British Virgin Islands on July 27, 2004 by Sino Olympics (which is controlled by the song brothers) for the purpose of holding 100% of the equity interest in the following entities:

•	Shenzhen Diguang Electronics Co., Ltd. (a China based entity);

•	Well Planner Limited (a Hong Kong based entity); and

•	Diguang Science and Technology (HK) Limited (a British Virgin Islands based entity).

Shenzhen Diguang Electronics Co. Ltd. “Diguang Electronics” was established as an equity joint venture in Shenzhen under the laws of the People’s Republic of China (the “PRC”) on January 9,1996 with the registered capital of RMB85 million (equivalent $10,573,615) as of December 31, 2006 and an operating life of 20 years starting on that date. Diguang Electronics designs, develops and manufactures LED and CCFL backlight units. These backlight units are essential components used in illuminating display panels such as TFT-LCD and color STN-LCD panels. These display panels are used in products such as mobile phones, PDAs, digital cameras, liquid crystal computer or television displays and other household and industrial electronic devices. Diguang Electronics’ customers are located in both China and overseas.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - REORGANIZATION AND RECAPITALIZATION (Continued)

Well Planner Limited (“Well Planner” thereafter), was established under the laws of Hong Kong Special Administrative Region on April 20, 2001 and has been doing business in custom forwarding related to export and import activities conducted by Diguang Electronics for a service fee based on a service agreement, pursuant to which service fees should not be less than 2% of the goods Well Planner has sold. However, Well Planner makes sales only to Diguang Science and Technology (HK) Limited. In essence, Well Planner is a pass-through entity among all three entities.

Diguang Science and Technology (HK) Limited (“Diguang Technology” thereafter) was established under the laws of the British Virgin Islands on August 28, 2003 and has handled all sales to international customers and procurements of electronic components and materials for Diguang Electronics.

The above stock exchange transaction enabled those shareholders of Diguang Holdings to obtain a majority voting interest in Online. Generally accepted accounting principles in the United States of America require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Based on the fact that the above two transactions were consummated simultaneously, the two transactions have been accounted for as a reverse acquisition with a shell company with cash as Diguang Holdings has acquired controlling equity interest in Online as of March 17, 2006. The reverse acquisition process utilizes the capital structure of Online and the assets and liabilities of Diguang Holdings are recorded at historical cost.

Diguang Holdings is the continuing operating entity for financial reporting purposes and the financial statements prior to March 17, 2006 represent Diguang Holdings’ financial position and results of operations. As of March 17, 2006, Online had no assets, $42,482 of liabilities, and the corresponding negative shareholders’ equity with 1,943,000 shares of common stock issued and outstanding, all of which were included in the consolidated financial statements of Diguang Holdings as of December 31, 2006. Please see the stockholders’ equity statement for the period from January 1, 2006 to December 31, 2006. And note that this reorganization transaction was deemed a non-cash transaction for cash flow statement purposes. Although Diguang Holdings is deemed to be the acquiring corporation for financial accounting and reporting purposes, the legal status of Online as the surviving company did not change.

The Company previously reported deferred offering expenses of $310,718 as of December 31, 2005. After revisiting the components of deferred offering expenses, the Company recorded $285,000 of audit fees as part of general and administrative expense for the year ended December 31, 2005. After the correction, net income for the year ended December 31, 2005 was reduced by $285,000 and the corresponding impact on cash flow statement for 2005 has been included in a reconciliation, which is contained in Note 5.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Revenue Recognition

Revenue generated from sales of backlight units to customers is recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, the significant risks and rewards of the ownership have been transferred to the customer, the price is fixed or determinable and collectibility is reasonably assured. Revenue presented on the Company’s income statements is net of sales taxes.

Substantially all of the Company’s sales are subject to the ultimate usage of the products by the Company’s customers. Revenue is not recognized on these transactions until the period in which the Company is able to determine that the products shipped have been used by its customers.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Short Term Deposits

Short term deposits consist of certificates of deposit having maturity of three to twelve months. These short term deposits are renewable when they mature and interest rates are subject to change in line with the market interest rates available when they are renewed.

Accounts Receivable and Concentration of Credit Risk

During the normal course of business, the Company extends unsecured credit to its customers. Typically credit terms require payment to be made within 90 days of the invoice date. The Company maintains its cash accounts at credit worthy financial institutions and closely monitors the movements of its cash positions.

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2005 and 2006 were adequate, respectively. However, actual write-off might exceed the recorded allowance.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

The following table presents allowance activities in accounts receivable.

	December 31,
	2004	2005	2006

Beginning balance	$459,847	$491,908	$491,908
Additions charged to expense	32,061	-	259,237
Recovery	-	-	-
Write-off	-	-	-

Ending balance	$491,908	$491,908	$751,145

Inventories

Inventories are composed of raw materials and components, work in progress, and finished goods, all of which are related to backlight products. Inventories are valued at the lower of cost (based on weighted average method) and the market.

Property and equipment

Properties and equipment are recorded at historical cost, net of accumulated depreciation. The Amount of depreciation is determined using the straight-line method over the shorter of the estimated useful lives and the remaining contractual life related to leasehold improvements, as follows:

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Well Planner is subject to a favorable income tax rate at 17.5% under Hong Kong Inland Revenue jurisdiction. However, Well Planner does not have Hong Kong sourced income. In accordance with Hong Kong tax regulation, Well Planner has not been taxed since its inception. There is no income tax for the companies domiciled in the BVI. Accordingly, the Company’s financial statements do not present any income tax provision related to the British Virgin Islands tax jurisdiction.

There is no income tax for the companies domiciled in the BVI. Accordingly, the Company’s financial statements do not present any income tax provision related to the British Virgin Islands tax jurisdiction.

Diguang Electronics is registered at Shenzhen and subject to a favorable income tax rate at 15% comparing to a statutory income tax rate of 33% (30% for the central government and 3% for the local government) under the current tax laws of PRC because Shenzhen is a special zone designated by the Chinese central government to attract foreign investments. Diguang Electronics has been deemed as a high-tech company by Shenzhen Bureau of Science, Technology & Information. Under this category, Diguang Electronics has been entitled to enjoy a 50% exemption from corporate income tax at the rate of 15% for the three years from January 1, 2004 to December 31, 2006. However, in accordance with the Rules for the Implementation of the Income Tax law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises prescribed by the central government, the minimum corporate income tax rate should be 10% within the three years ended December 31, 2004, 2005, and 2006. The Company recorded the income tax provision based on 10% of corporate income tax rate for the years ended December 31, 2004, 2005 and 2006 considering that the difference between the 7.5% rate implemented by the local tax authority and the 10% rate in terms of the rules prescribed by the central government should be recognized as income tax payable for conservative consideration.

Diguang International Development Co., Ltd. was established under the laws of the State of Nevada and is subject to U.S. federal income tax and one state income tax. For U.S. income tax purposes no provision has been made for U.S. taxes on undistributed earnings of overseas subsidiaries with which the Company intends to continue to reinvest. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends, or lent to the Company, or if the Company should sell its stock in the subsidiary. The predecessor company accumulated certain net operation loss carry forwards; however, due to the changes in ownership, the use of these net operation loss carry forwards may be limited in accordance with the U.S. tax laws.

Because the consolidated financial statements were based on the respective entities’ historical financial statements, the respective effective income tax rate for the periods reported represents the effect of actual income tax provisions incurred to Diguang Electronics and Diguang International Development Co., Ltd.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retained Earnings

It is the intention of the Company to reinvest earnings generated from the operations of its foreign subsidiaries and retained in those foreign subsidiaries. Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated. These taxes are undeterminable at this time. The amount of earnings retained in foreign subsidiaries was $12,328,675 and $15,834,868 at December 31, 2005 and 2006, respectively.

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

Research and Development

Research and development costs are expensed as incurred. The actual research and development expense incurred for the years ended December 31, 2004, 2005 and 2006 was $802,511, $869,792, and $1,286,527, respectively. After offsetting against the government subsidies and other revenue, which were specified as supporting research and development efforts via the proceeds collected from value added tax, the net research and development expenses for the three years was $802,511, $727,302 and $786,322, respectively.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Earnings (Loss) Per Share

The Company presents earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share. The outstanding shares subject to the options at December 31, 2006 were 506,000 shares. The stock options granted during 2006 did not have impact on determination of the diluted EPS for the year ended December 31, 2006 as they were anti-diluted.

Share-Based Payment

The Company adopted Statement of Financial Accounting Standards No 123(R): “Share-Based Payments” (SFAS 123R) effective January 1, 2006. SFAS 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R generally requires such transactions be accounted for using a fair-value-based method. As the Company did not grant any stock options and warrants before January 1, 2006 and granted stock options to purchase 540,000 shares of its common stock on March 1, 2006, the Company accounted for the stock option granted using a fair-value-based method in accordance with SFAS No. 123R.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," (thereafter FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The company will adopt the provisions of FIN 48 beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company is currently assessing the impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company will adopt the provisions of SFAS No. 157 beginning in the first quarter of 2008 and therefore, the Company has not yet determined the effect, if any, the adoption of SFAS No. 157 will have on its results of operations or financial position.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements’ (SAB 108), which will be effective for the fiscal year ending after November 15, 2006. The objective of SAB 108 is to eliminate diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on the consolidated statement of income, the consolidated balance sheet and related financial statement disclosures.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

According to SAB 108, both “rollover” and “iron curtain” approaches must be considered when evaluating a misstatement for materiality. This is referred to as the “dual approach.” For the companies that have previously evaluated misstatements under one, but not both, of these methods, SAB 108 provides companies with a one-time option to record the cumulative effect of their prior unadjusted misstatements in a manner similar to a change in accounting principle in their annual financial statements during the effective time period if (i) the cumulative amount of the unadjusted misstatements at the beginning of the adopting year would have been material under the dual approach to their annual financial statements for the prior year or (ii) the effect of correcting the unadjusted misstatements during the adopting year would cause these annual financial statements to be materially misstated under the dual approach. In accordance with SAB 108, companies are allowed, upon adoption, to record the effects as a cumulative-effect adjustment to the retained earnings. The adoption of SAB 108 did not have significant impact on its financial position and results of operations.

In September 2006, the FASB issued FASB Staff Position: “Accounting for Planned Major Maintenance Activities,” (thereafter FSP AUG AIR-1). FSP AUG AIR-1 addresses the accounting for planned major maintenance activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting in annual and interim financial reporting periods for planned major maintenance activities, which had previously allowed companies the right to recognize planned major maintenance costs by accruing a liability over several reporting periods before the maintenance was performed. FSP AUG AIR-1 still allows the direct expense, built-in-overhaul and deferral methods of accounting as acceptable, however it does mandate that companies apply the same method of accounting in both interim and annual financial reporting periods and that the method be retrospectively applied if applicable. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FSP AUG AIR-1 will have a material effect on its consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories are consisted of the following:

	December 31,
	2005	2006

Raw materials	$1,823,996	$1,893,360
Work in progress	78,752	930,190
Finished goods	1,544,348	1,207,961
Consignment goods		522,380

	$3,447,096	$4,553,891
Provision	-	(545,446)

Inventories, net	$3,447,096	$4,008,445

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment at cost is as follows:

	December 31,
	2005	2006

Machinery	$1,577,166	$2,447,036
Office equipment	470,086	464,738
Vehicles	144,995	159,959
Software	27,124	10,238
Leasehold improvement	373,427	407,756

	2,592,798	3,489,728
Accumulated depreciation	(472,905)	(817,390)

	$2,119,893	$2,672,338

The depreciation and amortization for the years ended December 31, 2004, 2005 and 2006, were $85,393, $253,822 and $333,658, respectively.

Pursuant to the Board resolution of Diguang Electronics dated December 12, 2005, it was resolved that Diguang Electronics would acquire an office space of 1,220 square meters in Shenzhen at a total cost of RMB15,369,877 (equivalent of $1,969,462). On January 25, 2006, a pre-sale agreement was reached. Diguang Electronics had made full payment of RMB15,369,877 and the office space had not been put in use as of December 31, 2006.

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

According to the lease agreement between Diguang Electronics and Dongguan Diguang Electronic Science & Technology Co., Ltd., a company 92% owned by Sino Olympics Industrial Limited and 8% owned by Shenzhen Diguang Engine and Equipment Co., Ltd., dated March 30, 2005, Diguang Electronics agreed to pay the rental of RMB380,000 per month including all maintenance fees based on the prevailing market price for a similar facility to be leased in Dongguan area and that the lease terms start from February 1, 2005 to January 31, 2010, and both parties agreed that the rental for three months from February to April 2005 shall be waived as Diguang Electronics had to finish its interior remodeling during this period. Based on the above agreement, the Company recorded the monthly rental of RMB361,000 on a straight-line basis.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

The break-down details of due from/to related parties were summarized as follows:

Amount due from	Diguang Engine and Equipment	Dongguan Diguang	Dihao Electronics (Yangzhou)	Stockholders	Total
Balance at January 1, 2005	$-	$-	$-	$642,572	$642,572
Additions	21,538	-	-	644,734	644,734
Payments received	-	-	-	(148,672)	(148,672)
Additions	-	-	-	849,062	849,062
Translation adjustment	-	-	-	1,164	1,164
Offset by dividends declared	-	-	-	(1,988,860)	(1,988,860)

Balance at December 31, 2005	21,538	-	-	-	21,538

Additions - sales	-	-	1,255,628	-	1,255,628
Additions - rental deposit	-	-	-	-	-
Additions - loan	-	2,050,204	-	-	2,050,204
Additions - prepaid rental	-	55,997	-	-	55,997
Cash received	(21,538)	-	(1,009,291)	-	(1,030,829)

Balance at December 31, 2006	$-	$2,106,201	$246,337	$-	$2,352,538

Amount due to	Diguang Engine and Equipment	Dongguan Diguang	Stockholders	Total
Balance at January 1, 2005	$843,259	$-	$170,221	$1,013,480
Addition	359,070	-	-	359,070
Rental	-	467,571	-	467,571
Cash payments made	(1,221,546)	(332,470)	(170,221)	(1,724,237)
Translation adjustment	21,556	-	-	21,556

Balance at December 31, 2005	2,339	$135,101	-	137,440

Rental		544,365		544,365
Payments made	(2,355)	(679,466)	-	(681,821)
Translation adjustment	16	-	-	16

Balance at December 31, 2006	$-	$-	$-	$-

Stockholders

The transactions between Diguang Electronic (HK) and Diguang Science and Technology were continued in early 2005. During the year ended December 31, 2005, Diguang Electronic (HK) collected $644,734 on behalf of Diguang Science and Technology. The stockholders used cash of $849,062 owned by Diguang Science and Technology (HK) Ltd. and made a payment of $148,672. The net cash disbursement was approximately $700,390.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

Stockholders (Continued)

In July 2005, the Chinese government adjusted exchange rate between RMB and US dollar resulting in certain translation adjustment. During the year ended December 31, 2005, the translation adjustment of $1,164 was allocated to the amount due from stockholders.

In order to clear the outstanding balance of amount due from stockholders before becoming a public company through recapitalization and reorganization with a shell company, the Board of Diguang Science and Technology (HK) Ltd. resolved to declare dividends of $2,100,000 to two stockholders on December 12, 2005. Of the $2,100,000, $1,988,860 was used to offset the outstanding balance of amount due from stockholders, and the remaining $111,140 was presented as dividends payable as of December 31, 2005, which was paid during the first quarter of 2006. After a result, there was no outstanding balance of amount due from stockholders at December 31, 2006.

In addition, Diguang Science and Technology made payment of $170,221 to stockholders during 2005 to clear the outstanding balance of amount due to stockholder as of December 31, 2005.

Shenzhen Diguang Engine & Equipment Co., Ltd

During December 2005, Shenzhen Diguang Electronics purchased certain equipment on behalf of Diguang Engine and Equipment totaling $21,538, which was outstanding as of December 31, 2005 and collected during the first quarter of 2006.

On the other side, Shenzhen Diguang Electronics used the fund of $359,070 from Shenzhen Diguang Engine and Equipment during the year ended December 31, 2005. In order to clear the outstanding related party accounts before becoming a public company through recapitalization and reorganization with a shell company, Shenzhen Diguang Electronics made a payment of $1,221,546 during the year ended December 31, 2005, resulting in a balance of $2,339 at December 31, 2005, which was paid during the year of 2006. During the year ended December 31, 2005, translation adjustment of $21,556 was allocated to amount due to Shenzhen Diguang Engine and Equipment. For cash flow purpose, the net payments to amount due to Diguang Engine and Equipment were approximately $840,920 during the year ended December 31, 2005.

Dongguan Diguang Electronic Science and Technology Co., Ltd.

The Song brothers built a facility in Dongguan City, Guangdong province, in early 2005 under the name of Dongguan Diguang Electronic Science and Technology Co., Ltd. and moved the manufacturing activities of Shenzhen Diguang Electronics to this facility.

According to the lease agreement between Shenzhen Diguang Electronics and Dongguan Diguang Electronic Science & Technology Co., Ltd., dated March 30, 2005, Diguang Electronics agreed to pay the rental of RMB380,000 (approximately $49,000) per month including all maintenance fees based on the prevailing market price for a similar facility to be leased in Dongguan area and that the lease terms start from February 1, 2005 to January 31, 2010, and both parties agreed that the rental for three months from February to April 2005 would be waived as Shenzhen Diguang Electronics had to finish its interior remodeling during this period. Based on the above agreement, the Company recorded the monthly rental of RMB361,000 (approximately $46,000) on a straight-line basis and recorded amount of $467,571 due to Dongguan Diguang Electronic Science and Technology Co., Ltd. It made payments of $332,470 during the year ended December 31, 2005, resulting in a balance of $135,101 as of December 31, 2005. For cash flow purposes, the net amount of $135,101 was included in operating activities considering that

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

Dongguan Diguang Electronic Science and Technology Co., Ltd. (Continued)

the nature of rental expense was part of operating activities during the year ended December 31, 2005. During the year ended December 31, 2006, Diguang Electronics paid rental of $679,466, and prepaid approximately one-month rental of $55,997 to Dongguan Diguang Electronic Science and Technology Co., Ltd.

According to the Board resolution on September 26, 2006, Diguang Electronics decided to make a loan of $2 million to Dongguan Diguang Electronic Science and Technology Co., Ltd. through a bank at the current market rate for this type of loan, which would be used for the construction of the new production facility and dormitory in Dongguan. Therefore, on September 30, 2006, Diguang Electronics signed a mandate loan contract with Dongguan Diguang Electronic Science and Technology Co., Ltd., which limit the borrowing up to RMB16 million and requires interest payment at a rate consistent with the market interest rate. On September 30, 2006, Diguang Electronics advanced RMB3,040,000 ($389,538) being the principal with a 5.5% interest rate to Dongguan Diguang Electronic Science and Technology Co., Ltd. through China Merchants Bank, Shenzhen Nanyou Branch. On October 10, 2006, Diguang Electronics advanced RMB12,960,000 ($1,660,666) being the principal with a 5.5% interest rate to Dongguan Diguang Electronic Science and Technology Co., Ltd. through China Merchants Bank, Shenzhen Nanyou Branch. The loan will be matured on November 30, 2007.

Yangzhou Dihao Electronics Co., Ltd.

During the year ended December 31, 2006, Diguang Electronics made sales of components of CCFL backlights of $1,255,628 to Dihao Electronics (Yangzhou) Co., Ltd. There was a related party trade receivable balance of $246,337 as of December 31, 2006.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 ─ LONG-TERM INVESTMENT

The investment in the following limited liability companies was accounted for under the cost method. Regarding investment in Huaxia (Yangzhou) Integrated O/E System Inc., whose main product is the chips used to make backlight units, the Company committed to invest up to 15% interest by contributing cash of $3 million. At July 6, 2006, the Company contributed investment of $1.5 million to Huaxia (Yangzhou) Integrated O/E System Inc., and planed to inject additional capital of $1.5million in two years after Huaxia (Yangzhou) Integrated O/E System Inc. changes the Business Registration Certificate.

NOTE 7 ─ INCOME TAXES

The income before income taxes in 2004, 2005 and 2006, respectively, was as following:

	Years Ended December 31,
	2004	2005	2006

Income in Diguang Technology	$3,824,816	$4,089,348	$354,934
Income in Well Planner	464,755	249,327	130,649
Income in Diguang Electronics	2,588,873	5,329,266	4,519,759
Loss in the U.S entity	-	-	(2,681,887)
Consolidation adjusting	-	(285,957)	(204,194)

	$6,878,444	$9,667,941	$2,119,261

The income tax provision was as follows:

	Years Ended December 31,
	2004	2005	2006
Current:
China	$258,887	$532,927	$538,334
America	-	-	800
	258,887	532,927	539,134

Deferred income tax benefits:	-	-	(86,572)

	$258,887	$532,927	$452,562

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components that give rise to deferred tax assets as of December 31, 2005 and 2006 were as follows:

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 ─ INCOME TAXES (Continued)

	December 31,
	2005	2006
Current:
Bad debt allowance	$-	$32,027
Inventory provision	-	54,545
		86,572

Non-current:
Net operating loss carry-forwards	-	4,255
Others	-	157
-		4,411

Total	-	90,983

Less: Valuation allowance	-	(4,411)

Net deferred tax assets:	-	(86,572)

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

	Years Ended December 31,
	2004	2005	2006

Statutory rate	34.0%	34.0%	34.0%
Income tax rate reduction	(24.0)	(24.0)	(69.8)
Permanent differences	(0.1)	(0.0)	56.9
Valuation allowance	-	-	0.2
Other	(6.3)	(4.3)	-

Effective income tax rate	3.8%	5.7%	21.3%

NOTE 8 - EQUITY TRANSACTIONS

Under China laws and regulation, Diguang Electronics is required to appropriate a portion of its retained earning to a general reserve, which cannot be used for dividend distribution purpose. In the years ended December 31, 2004, 2005 and 2006, the appropriation was $103,321, $368,326 and $792,745, respectively, which was deemed a non-cash transaction for cash flow statement purpose.

On October 8, 2005, Diguang Electronics converted its retained earnings of RMB10 million (equivalent $1,236,445) into the registered capital resulting in a total registered capital amounting RMB15 million (equivalent $1,840,845), which was approved by relevant government agency and verified by a CPA firm and was deemed as a non-cash transaction for cash flow reporting purpose.

On December 12, 2005, the Board of Diguang Technology resolved to declare dividend of $2.1 million from its retained earnings to Sino Olympics Industrial Limited. According to the board resolution, Sino Olympics Industrial Limited will receive the only cash payment of approximately $111,140 at the end of February 2006, after netting of amount of $1,988,860 of due from related parties, which was deemed as a non-cash transaction for cash flow statement purpose.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - EQUITY TRANSACTIONS (Continued)

As of March 17, 2006 right before the reverse merger and private placement took place, Online had 11,518,233 shares of common stock outstanding. The board of directors and majority shareholders of Online resolved to implement a 3-for-5 reverse split. Consequently, the total outstanding share number after the reverse split was 6,910,940. Terry Wonderly, the majority shareholder, agreed to cancel 4,967,940 shares of common stock she owned. After this cancellation, Online had 1,943,000 shares of common stock outstanding right before reverse merger and private placement. Of the 1,943,000 shares of common stock issued and outstanding, Chardan Capital LLC (the consultant of Online for the reverse merger and private placement) accounted for 800,000 shares and Chardan Capital Markets and Maxim (two placement agents) accounted for 243,000 shares.

On March 17, 2006, in connection with the reverse acquisition between Diguang International Holdings and Online, the Company issued 2.4 million shares of its common stock to 91 accredited investors at $5.00 per share to raise cash of $12 million. After deducting the offering expenses of $1,647,124 paid by cash and the accrued offering expense of $93,500, the Company recorded the net proceeds of $10,259,376. The Company also deducted from additional paid-in capital the offering expenses of $25,718 incurred in 2005 and presented as a deferred expense on the balance sheet as of December 31, 2005. This deduction was deemed as a non-cash transaction for cash flow statement purpose.

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

The Company accounts for the transactions of issuing these incentive shares based on the fair value on the grant date. Under SFAS 123R, the Company assesses whether it is probable at the grant date the awards would be earned and if it is probably the expense would be recorded over the period (which in this case is specified as the shareholders of Diguang International Development Co., Ltd. can earn any of the amounts each year). The Company did not meet the 2006 after-tax profit target. Consequently, no incentive shares were issued to date.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTIONS

Effective on January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments.” The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R. There were no stock options issued before January 1, 2006. The Company used Black-Scholes option pricing model to determine the fair value of stock options on the grant date. The fair value of stock options for 540,000 shares was at approximately $11.10 per share, resulting in a share-based compensation totaling $5,992,509. Of the total fair value of 5,992,509, $2,134,342 was recognized as expenses under the graded method and the remaining balance will be recognized over the vesting period. As of December 31, 2006 only 33,333 shares of stock options became exercisable.

Assumptions

The disclosure of the above fair value for these awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	December 31,
	2005	2006

Expected volatility	N/A	48.04%
Weighted average volatility	N/A	N/A
Expected life	N/A	7 years
Risk free interest rate	N/A	4.600%

The expected volatilities are essentially based on the historical volatility of the Company’s stock. The observation is made on a daily basis. The period of observation covered was from January 1, 2005 to March 1, 2006. The expected terms of stock options are based on the average vesting period and the contractual life of stock options granted. The 400,000 shares of stock options granted to employees vest on each of the first four anniversaries of the granting date. The 60,000 shares of stock options granted to directors vest at the end of each month starting from the grant date for 36 months in order to match the term of directorship. The 80,000 shares of stock options granted to the Chief Financial Officer vest at the end of each month starting from the grant date for 48 months. The risk-free rate is consistent with the expected terms of stock option and based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated the forfeiture rate of its stock options was 6.3%.

Stock Option Plan

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”), which is shareholder-approved, permits the grant of stock options to its employees up to 1,500,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price per share equal to the market price of the grant date. These options have up to ten-year contractual life term. Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date. The share-based compensation will be recognized based on graded method over the four years or over the three years regarding the options granted to directors in order to match their directorship terms.

A summary of option activities under the 2006 Plan during the year ended December 31, 2006 is presented as follows:

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTIONS (Continued)

Stock Options	Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value at Reporting Date
Outstanding at Janaury1, 2006	-	$-	-	-
Granted	540,000	5.00	9.17	-
Exercised	-	-	-	-
Forfeited or expired	34,000	5.00	9.17	-
Outstanding at December 31, 2006	506,000	5.00	9.17	$-
Exercisable at December 31, 2006	33,333	$5.00	9.17	$-

(Note: The trading price of the Company at December 31, 2006 was $4.50 per share. Therefore, no intrinsic value reported.)

A summary of the status of the Company’s non-vested stock options during the year ended December 31, 2006 is presented below:

Non-vested Options	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2006	-	$-
Granted	540,000	11.10
Vested	33,333	11.10
Forfeited	(34,000)	11.10

Non-vested at December 31, 2006	472,667	$11.10

NOTE 10 ─ COMMITMENTS AND CONTINGENCIES

Operating Leases

Diguang Electronics leases its plant and office from a local customer - Tianma Microelectronic Co., Ltd. (“TMCL”) since May 1, 2000. The lease term was from May 1, 2000 to April 30, 2003 with a monthly rental of RMB23,061 (approximately $2,786) for both office and production facility. After the lease is terminated, another lease was signed with Tianma Microelectronic Co., Ltd. on an annual basis and renewable upon Diguang Electronics’ request. The lease was from February 1, 2005 to January 31, 2006 which was for the office space only, with a monthly rental of RMB15,039 plus maintenance fee of RMB 1,504 (approximately $1,999). The lease for production facility was terminated on April 30, 2005, with a monthly rental RMB32,388 (approximately $3,913). As of December 31, 2006, the latest lease contract is dated from February 1, 2006 to January 31, 2007, which was for the office space only, with a monthly rental of RMB15,052 plus maintenance fee of RMB 1,504 (approximately $2,080).

On December 20, 2004, Diguang Electronics entered into a lease agreement with Dongguan Diguang Electronic Science & Technology Ltd., 92% of which is owned by Diguang Electronics (Hong Kong) and 8% is owned by Shenzhen Diguang Engine & Equipment Co., Ltd., to rent the plant with rental of RMB440,000 plus maintenance fee of RMB80,000 per month for the first two years. The subsequent rental will be subject to change in line with the market price. The lease terms starts from January 20, 2005 and expire on January 19, 2010. On February 23, 2005, both parties agreed that the rental for three months from February to April 2005 shall be waived as Diguang Electronic had to finish its interior remodeling during this period. On March 30, 2005, both parties agreed that the rental shall beRMB380,000 per month including all maintenance fee based on the prevailing market price for the similar facility to be leased in Dongguan area and that the lease terms start from February 1, 2005 to January 31, 2010. There were no other changes under the lease agreement. Based on the above amendments, the Company recorded the monthly rental of RMB361,000 on a straight-line basis.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 ─ COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases (Continued)

Future minimum payments required under the lease agreement with Dongguan Diguang Electronic Science & Technology Ltd. that has an initial or a remaining lease term in excess of one year at December 31, 2006 are as follows:

Year	Amount

2007	584,308
2008	584,308
2009	584,308
2010	48,692
2011	-

Total	$1,801,616

Both Well Planner and Diguang Technology do not have any office space leased in Hong Kong and British Virgin Islands. The rental expense for the years ended December 31, 2004, 2005, and 2006 were $219,499, $521,322 and $544,365, respectively.

On October 8, 2006, The company entered into a lease agreement with Wuhan Hanyu Guanjie Technology Ltd., to rent equipment with rental of RMB235,200 (approximately $30,138) per month from December 1, 2006 to November 30, 2008. The equipment is leased for the newly set-up subsidiary in Wuhan, China, which is going to serve as an in-house supplier of 15”-19” CCFL backlight to a joint venture established by two Taiwan-based companies.

Future minimum payments required under the lease agreement with Wuhan Hanyu Guanjie Technology Ltd. that has an initial or a remaining lease term in excess of one year at December 31, 2006 are as follows:

Year	Amount

2007	361,656
2008	331,518

Total	$693,174

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods as indicated:

	Years Ended December 31,
	2004	2005	2006

Numerator:
Net income attributable to common shareholders	$6,619,557	$8,849,057	$1,666,699
Net income used in computing diluted earnings per share	$6,619,557	$8,849,057	$1,666,699

Denominator:
Weighted average common shares outstanding - basic	18,250,000	18,250,000	21,688,704
Potential diluted shares from stock options granted	-	-	-
Weighted average common share outstanding - diluted	18,250,000	18,250,000	21,688,704

Basic earnings per share	$0.36	$0.48	$0.08
Diluted earnings per share	$0.36	$0.48	$0.08

NOTE 12 - GOVERNMENT SUBSIDIES

The local government in Shenzhen provided government subsidies sourcing from the proceeds of value added tax and corporate income tax collected to encourage Diguang Electronics’ research and development efforts. All subsidies were accounted for based on the hard evidence that Diguang Electronics should be entitled to receive these subsidies or that cash has been received. Government subsidies received with specification to support the research and development efforts were first offset against Diguang Electronics’ research and development expense and the remaining balance, if any, together with proceeds from other subsidy programs, were recognized as other income in accordance with internationally prevailing practice. The government subsidies for the years ended December 31, 2004, 2005, and 2006 were $5,547, $203,012 and $163,121, respectively.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 ─ CONCENTRATION OF CUSTOMERS AND VENDORS

Customers and vendors who accounts for 10% or more of revenues, accounts receivable, purchases, and accounts payable are presented as follows:

		Accounts		Accounts
	Revenue	Receivable	Purchases	Payable
2004

Customer A	4%	13%	-	-
Customer B	3%	11%	-	-
Customer C	50%	7%	-	-

Vendor A	-	-	9%	13%
Vendor F	-	-	25%	19%

2005

Customer C	31%	6%	-	-
Customer D	6%	16%	-	-
Customer E	25%	12%	-	-

Vendor A	-	-	14%	7%
Vendor F	-	-	20%	24%

2006

Customer F	5%	18%
Customer E	11%	0%
Customer C	30%	3%

Vendor G			11%	0%
Vendor F			8%	20%

NOTE 14 - SEGMENT REPORTING

The Company currently operates only in one business segment. As the Company’s major production base is in China while export revenue and net income in overseas entities is accounted for a significant portion of total consolidated revenue and net income, management believes that the following tables present useful information to chief operation decision makers for measuring business performance, financing needs, and preparing corporate budget, etc.

	Years Ended December 31,
	2004	2005	2006

Sales to China domestic customers	$4,667,219	$4,921,563	$3,969,812
Sales to international customers	19,816,003	30,726,555	27,888,427

	$24,483,222	$35,648,118	$31,858,239

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SEGMENT REPORTING (Continued)

	Domestic	International
	Customers	Customers	Total

2004
Revenue	$4,667,219	$19,816,003	$24,483,222
Gross margin	39%	42%	41%
Receivable	1,511,062	3,253,803	4,764,865
Inventory	1,624,749	-	1,624,749
Property and equipment	491,102	-	491,102
Expenditures for long-lived assets	159,686	-	159,686

2005
Revenue	$4,921,563	$30,726,555	$35,648,118
Gross margin	32%	36%	35%
Receivable	2,006,595	4,074,832	6,081,427
Inventory	3,447,096	-	3,447,096
Property and equipment	2,119,893	-	2,119,893
Expenditures for long-lived assets	1,722,424	-	1,722,424

2006
Revenue	$3,969,812	$27,888,427	$31,858,239
Gross margin	31%	33%	33%
Receivable	1,309,279	3,697,370	5,006,649
Inventory	4,008,445	-	4,008,445
Property and equipment	2,672,338	-	2,672,338
Expenditures for long-lived assets	1,969,462	-	1,969,462

NOTE 15 - SUPPLEMENTARY INFORMATION ABOUT CASH FLOWS

	Years Ended December 31,
Cash Paid	2004	2005	2006

Interest	$22,552	$29,982	$-
Income Tax	91,499	185,417	689,049

	Years Ended December 31,
Non-Cash Transactions	2004	2005	2006
Due from a related party	$-	$749,772	$
Dividend payable	-	111,140		-
Due to a related party	-	1,239,088		-
Common stock	-	-		1,943
Additional paid-in capital	-	1,236,445		(1,943)
Appropriation	103,321	368,326		792,745
Retain Earnings	(103,321)	(3,704,771)		(792,745)
Deferred offering expense	-	-		25,718
Additional paid-in capital	-	-		(25,718)

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 ─ Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2004, 2005 and 2006 is as follows:

	QUARTERLY
2006	First	Second	Third	Fourth
Net sales	$8,751,178	$8,987,996	$8,252,019	$5,867,046
Gross profit	3,075,306	3,262,744	3,052,875	1,076,191
Net income (loss)	1,949,398	833,404	669,316	(1,785,419)
Basic earnings per share	$0.10	$0.04	$0.03	$(0.08)

	QUARTERLY
2005	First	Second	Third	Fourth
Net sales	$5,188,964	$13,197,505	$9,676,969	$7,584,680
Gross profit	1,525,879	4,881,375	3,876,508	2,316,269
Net income (loss)	1,026,804	3,674,334	2,738,496	1,409,423
Basic earnings per share	$0.06	$0.20	$0.15	$0.08

NOTE 17─ SUBSEQUENT EVENTS

On April 21, 2006, the Company entered into an option agreement with two of its major shareholders and corporate officers, Yi Song (President and CEO) and Hong Song (COO), to obtain an option to acquire the interest held by the Song Brothers in North Diamond, which is a British Virgin Islands based company. North Diamond established a wholly-owned subsidiary named Dihao Electronic (Yangzhou) Co., Ltd. in Yangzhou, Jiangsu Province, China on June 11, 2004, with registered capital of $5 million. This wholly owned foreign enterprise (WOFE) in China started operation in early 2006.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17─ SUBSEQUENT EVENTS(Continued)

Sino Olympics committed to infuse $3.25 million, accounting for 65% interest, to North Diamond and the other investors committed to infuse $1.75 million, accounting for a 35% interest, to North Diamond. As of June 30, 2006, Sino Olympics has infused capital of $1 million, increasing its capital contribution up to $1.4875 million, accounting for a 59.5% interest. The other investors infused $1.0125 million, accounting for a 40.5% interest in North Diamond. On September 19, 2006, Sino Olympics infused another $392,857. By doing so, it obtained the expected 65% equity ownership of North Diamond before exercising the purchase option. On September 19, 2006, the 65% versus 35% equity interest in North Diamond satisfied the original capital commitment.

Pursuant to the signed option agreement, the Company has the right to acquire the 32.5% interest currently held by the Song Brothers in North Diamond, in exchange for cash payment of $487,500 plus interest at 6% per annum from the date of capital infused to the date of acquisition actually taken place. The Company also obtained an option to acquire the entire 65% interest from Sino Olympics with the expectation that the total investment could reach $3.25 million plus interest at 6% per annum from the date at which the Song brothers infused their capital into North Diamond to the date the Company exercises this acquisition option. If the Company exercises (solely based on the Company’s discretion) the aforementioned option, the Company will assume the obligation to contribute $3.25 million of the registered capital ($5 million) into this WOFE.

On May 12, 2006, the option agreement mentioned above was amended. Pursuant to the new purchase option agreement, the purchase price for the equity Interest and the additional 32.5% interest should be the amount paid by Optionor for the Equity Interest and $487,500, plus interest at the rate of 6% per annum which should be applied to both of the equity Interest and the additional 32.5% interest, assuming any remaining obligation of Optionor to contribute the registered capital to North Diamond. The interest at the rate of 6% per annum shall commence on the date of payment made by Optionor towards its registered capital of North Diamond and shall end on the date of the Exercise Notice.

On January 3, 2007, the Company exercised the option and the purchase price determined in accordance with the Amended and Restated Purchase Option Agreement was $1,977,864, of which $97,507 was the interest paid in terms of a rate at 6% per annum. This transaction will be accounted for assets exchanged between the entities under common control in accordance with Appendix D of SFAS No. 141. The amount of cash consideration exceeded the historical cost of the investment on the parent company’s book will be deemed as dividends.

                    The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit No.	Description
2.1
Amended and Restated Share Exchange Agreement with Online, Diguang, Terri Wonderly, Sino Olympics, JLF Partners I, LP, JLF Partners II, LP, JLF Offshore Fund, Ltd., Craig Samuels and Hilltop Holdings Company, LP, dated March 17, 2006 (incorporated by reference from Form 8-K filed on March 21, 2006)

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference from Form S-1/A filed on October 30, 2006)

3.1(ii)	Amended and Restated By-laws (incorporated by reference from Form S-1/A filed on October 30, 2006)

4.1
Amended and Restated Share Exchange Agreement with Online, Diguang International Holdings Limited, Terri Wonderly, Sino Olympics, JLF Partners I, LP, JLF Partners II, LP, JLF Offshore Fund, Ltd., Craig Samuels and Hilltop Holdings Company, LP dated March 17, 2006 (Exhibit 2.1)

4.2	Placement Agent Agreement with Online, Chardan Capital Markets, LLC and Maxim Group, LLC dated September 27, 2005 (incorporated by reference from Form S-1 filed on June 16, 2006)

4.3	Amended and Restated Form of Registration Rights Agreement dated January 16, 2006 (incorporated by reference from Form S-1 filed on June 16, 2006)

10.1	Employment Agreement of Yi Song (incorporated by reference from Form 8-K filed on April 21, 2006)

10.2	Employment Agreement of Hong Song (incorporated by reference from Form 8-K filed on April 21, 2006)

10.3
Production Building Lease Contract with Dongguan Diguang Electronics Science & Technology Co., Ltd. and Shenzhen Diguang Electronics Co. dated March 30, 2005 (incorporated by reference from Form S-1 filed on June 16, 2006)

14.1	Code of Ethics (incorporated by reference from Form S-1/A filed on October 30, 2006)

21.1	Subsidiaries of the registrant (incorporated by reference from Form S-1 filed on June 16, 2006)

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

* Filed herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Diguang International Development Co., Ltd. (Registrant)

/s/ Keith Hor
By: Keith Hor Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Dated: April 2, 2007	/s/ Yi Song
Yi Song
Chairman of the Board and Chief Executive Officer (Director and Principal Executive Officer)

Dated: April 2, 2007	/s/ Hong Song
Hong Song
Director

Dated: April 2, 2007	/s/ Remo Richli
Remo Richli
Director

Dated: April 2, 2007	/s/ Gerald Beemiller
Gerald Beemiller
Director

Dated: April 2, 2007	/s/ Tuen-Ping Yang
Tuen-Ping Yang
Director