Form 10-K/A
period 2006-12-31
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2007-04-02
CIK 1158722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

/s/ BDO Reanda

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

Diguang International Development Co., Ltd. (Registrant)

/s/ Keith Hor
By: Keith Hor Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Dated: April 2, 2007	/s/ Yi Song
Yi Song
Chairman of the Board and Chief Executive Officer (Director and Principal Executive Officer)

Dated: April 2, 2007	/s/ Hong Song
Hong Song
Director

Dated: April 2, 2007	/s/ Remo Richli
Remo Richli
Director

Dated: April 2, 2007	/s/ Gerald Beemiller
Gerald Beemiller
Director

Dated: April 2, 2007	/s/ Tuen-Ping Yang
Tuen-Ping Yang
Director