Form 10-Q
period 2007-03-31
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2007-05-14
CIK 1158722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007 or

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

8th Floor, Building 64, Jinlong Industry District Majialong Nanshan District, Shenzhen, PRC Post Code: 518052 (Address of Principal Executive Offices)

011-86-755-2655-3580
(Registrant’s Telephone Number, Including Area Code)

Online Processing, Inc. 750 East Interstate 30 Suite 100 Rockwall, TX 75087
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☒

As of March 31, 2007, the Company had 22,593,000 shares of common stock issued and outstanding.

Diguang International Development Co., Ltd.
Form 10-Q
For the Quarter Ended March 31, 2007

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In US Dollars)

	December 31,	March 31,
	2006	2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,910,808	$16,323,012
Accounts receivable, net of allowance for doubtful accounts of $751,145 and $751,145	5,006,649	7,271,120
Trade receivable from a related party	246,337	-
Inventories, net of provision $545,446 and $563,967	4,008,445	5,916,630
Prepayment and other receivables	215,569	295,605
VAT recoverable	220,793	90,929
Advance to suppliers	756,208	547,342
Amount due from related parties	55,997	30,229
Deferred tax asset	86,572	86,572
Loan receivable from a related party	2,050,204	2,066,916

Total current assets	31,557,582	32,628,355

Investment	1,500,000	1,500,000
Property and equipment, net	2,672,338	5,697,533
Prepayment for purchasing office space	1,969,462	-

Total assets	$37,699,382	$39,825,888

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,685,836	$6,632,090
Advance from customers	177,184	216,037
Accruals and other payables	1,575,933	1,812,769
Accrued payroll and related expense	342,531	450,517
Income tax payable	335,672	347,451

Total current liabilities	8,117,156	9,458,864

Total liabilities	8,117,156	9,458,864

Minority interest	-	1,077,895

Stockholders’ equity:
Common stock, par value $0.001 per share, 50 million shares authorized, 18,250,000 shares and 22,593,000 shares outstanding	22,593	22,593
Additional paid-in capital	14,193,773	14,820,921
Appropriated earnings	1,294,578	1,294,578
Retained earnings	13,202,629	12,088,768
Translation adjustment	868,653	1,062,269

Total shareholders’ equity	29,582,226	29,289,129

Total liabilities and stockholders' equity	$37,699,382	$39,825,888

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In US Dollars)

	Three Months Ended March 31,
	2006	2007
	(Unaudited)	(Unaudited)
Revenues:
Revenues, net	$8,751,178	$6,762,087
Cost of sales	5,675,872	5,424,100

Gross profit	3,075,306	1,337,987

Selling expense	222,873	625,548
Research and development costs	304,283	164,498
General and administrative expenses	500,207	1,775,865

Income (loss) from operations	2,047,943	(1,227,924)

Interest income (expense), net	18,496	13,964
Investment income (loss)	5,013	-
Other income	4,883	167,148

Income (loss) before income taxes	2,076,335	(1,046,812)

Income tax provision	126,937	-

Net income (loss) before minority interest	1,949,398	(1,046,812)

Minority interests	-	26,251

Net income (loss)	$1,949,398	$(1,073,063)

Weighted average common shares outstanding - basic	18,925,578	21,688,704

Earnings (loss) per share - basic	0.10	(0.05)

Weighted average common shares outstanding - diluted	19,031,988	21,688,704

Earning (loss) per shares - diluted	0.10	(0.05)

Other comprehensive income (loss):
Net income (loss)	1,949,398	(1,073,063)
Translation adjustment	59,001	193,616

Other comprehensive income (loss)	$2,008,399	$(879,447)

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In US Dollars)

	Three Months Ended March 31,
	2006	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,949,398	$(1,073,063)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	-	26,251
Depreciation	86,434	164,851
Share-based compensation	265,103	627,148
Changes in operating assets and liabilities:
Accounts receivable	(1,685,421)	(863,486)
Inventory	16,199	(1,508,416)
Prepayment and other receivable	(240,348)	(51,872)
VAT recoverable	-	129,728
Advance to suppliers	308,779	283,754
Accounts payable	(285,834)	157,009
Accruals and other payable	(60,084)	45,416
Advance from customers	(335,440)	40,032
Taxes payable	175,340	11,706

Net cash provided by (used in) operating activities	194,126	(2,010,852)

Cash flows from investing activities:
Purchase of fixed assets	(66,429)	(295,882)
Purchase of marketable securities	(1,494,964)	-
Due from related parties	21,538	(16,712)
Business acquisition, net of cash acquired	-	(469,145)
Deposit for office building	(1,812,058)	-

Net cash used in investing activities	(3,351,913)	(781,739)

Cash flows from financing activities:
Dividend paid	(111,140)	-
Gross proceeds from issuing 12 million shares	12,000,000	-
Offering expense	(1,485,624)	-

Net cash provided by financing activities	10,403,236	-

Effect of changes in foreign exchange rates	50,373	204,795

Net increase (decrease) in cash and cash equivalents	7,295,822	(2,587,796)

Cash and cash equivalents, beginning of the period	10,054,567	18,910,808

Cash and cash equivalents, end of the period	$17,350,389	$16,323,012

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ─ REORGANIZATION AND BUSINESS

Diguang International Development Co., Ltd., the “Company”, was established under the laws of the State of Nevada in 2000.  The predecessor company was named Online Processing, Inc. That name was changed into the current name after a reverse merger transaction was consummated on March 17, 2006. After that reverse merger, the Company holds 100% interest in the following three entities:

•	Shenzhen Diguang Electronics Co., Ltd., a China based entity;

•	Well Planner Limited, a Hong Kong based entity; and

•	Diguang Science and Technology (HK) Limited, a British Virgin Islands based entity.

On January 3, 2007, the Company acquired 65% interest of North Diamond by exercising a purchase option, which was entered between the Company and Song’s brothers who are the holders of these 65% interest in North Diamond because North Diamond is conducting the same business as the Company. The determination of the relevant purchase price was specified in the amended purchase option. The purchase price determined on January 3, 2007 was $1,977,864.

North Diamond is a holding company of Dihao (Yangzhou) Co., Ltd., thereafter “Dihao”, an operating entity, which is registered in the Yangzhou City Development Zone, Jiangsu Province, China. Dihao conducts business activities developing, manufacturing and marketing backlight products for large size electronic display devices and provides relevant technical services in China.

The Company designs, develops, manufactures, and sells LED and CCFL backlight units. These backlight units are essential components used in illuminating display panels such as TFT-LCD and color STN-LCD panels. These display panels are used in products such as mobile phones, PDAs, digital cameras, liquid crystal computer or television displays and other household and industrial electronic devices. The Company’s customers are located in both China and overseas.

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for the complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. All of the consolidated financial statements have been prepared based on generally accepted accounting principles in the United States.

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Foreign Currency Translations and Transactions

The Renminbi, “RMB”, the national currency of PRC, is the primary currency of the economic environment in which the operations of two of the Company’s subsidiaries, Diguang Electronics and Dihao, are conducted. Hong Kong dollar is the primary currency of the economic environment in which the operations of one of the Company’s subsidiaries, Well Planner, are conducted. U.S. dollar is the functional currency in which Diguang Technology, one subsidiary established under the laws of the British Virgin Islands, recorded all its activities. The Company uses the United States dollars, “U.S. dollars”, for financial reporting purposes.

The Company translates three subsidiaries’ assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of income is translated at average rate during the reporting period. Adjustments resulting from the translation of subsidiaries’ financial statements from the functional currency into U.S. dollars are recorded in shareholders' equity as part of accumulated comprehensive income (loss) - translation adjustments. Gains or losses resulting from transactions in currencies other than the functional currency are reflected in the statements of income for the reporting periods.

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

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2006 and March 31, 2007 were adequate, respectively. However, actual write-off might exceed the recorded allowance.

The following table presents allowance activities in accounts receivable.

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Accounts Receivable and Concentration of Credit Risk (Continued)

	December 31,	March 31,
	2006	2007
		(Unaudited)
Beginning balance	$491,908	$751,145
Additions charged to expense	259,237	-
Recovery	-	-
Write-off	-	-

Ending balance	$751,145	$751,145

Inventories

Inventories are composed of raw materials and components, work in progress, and finished goods, all of which are related to backlight products. Inventories are valued at the lower of cost, based on weighted average method, or the market.

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

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Research and Development

Research and development costs are expensed as incurred. Research and development expense for the three-month ended March 31, 2006 and 2007 were $304,283 and $164,498, respectively.

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

Earnings (Loss) Per Share

The Company presents earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings per Share”, “SFAS No. 128”. SFAS No. 128 replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share. The outstanding stock options at March 31, 2006 were 540,000 and included in the computation of diluted earnings per share. The outstanding stock options at March 31, 2007 were 472,000 and were not included in the determination of the diluted earnings per share as they were anti-dilutive.

Share-Based Payment

The Company adopted Statement of Financial Accounting Standards No 123(R): “Share-Based Payments” (SFAS No. 123(R)) effective January 1, 2006. SFAS 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) generally requires such transactions be accounted for using a fair-value-based method. The Company accounted for the stock option granted using a fair-value-based method in accordance with SFAS No. 123(R).

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Adoption of FIN 48

Effective January 1, 2007, the Company adopted the FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FIN 48, the Company performed a self-assessment and concluded that there were no significant uncertain tax positions requiring recognition in its financial statements. The Company’s policy is to classify interest and penalties as part of income tax provision. There were no amounts of interest or penalties incurred during the three months ended March 31, 2007 or payable at March 31, 2007.

NOTE 3 ─ INVENTORIES

Inventories consisted of the following:

	December 31,	March 31,
	2006	2007
		(Unaudited)
Raw materials	$1,893,360	$2,673,703
Work in progress	930,190	1,298,565
Finished goods	1,207,961	1,180,840
Consignment goods	522,380	1,327,489
	4,553,891	6,480,597
Provision	(545,446)	(563,967)

Inventories, net	$4,008,445	$5,916,630

NOTE 4 - PROPERTY AND EQUIPMENT

A summary of property and equipment at cost is as follows:

	December 31,	March 31,
	2006	2007
		(Unaudited)
Office building	$-	$1,985,516
Machinery	2,447,037	2,912,677
Office equipment	464,738	591,546
Vehicles	159,959	187,625
Software	10,238	10,322
Building improvement	407,756	1,189,509

	3,489,728	6,877,195
Accumulated depreciation	(817,390)	(1,179,662)

	$2,672,338	$5,697,533

The depreciation and amortization for the three-months ended March 31, 2006 and 2007 were $86,434 and $164,851, respectively.  On January 3, 2007, the Company acquired 65% interest of North Diamond, which has resulted in an increase on accumulated depreciation of $197,421.

NOTE 5 - RELATED PARTY TRANSACTIONS

Related Party Relationships

Name of Related Parties	Relationship with the Company
Mr. Yi Song	One of shareholders of the Company

Mr. Hong Song	One of the shareholders of the Company

Shenzhen Diguang Engine & Equipment Co., Ltd., a China based entity	80% owned by Mr. Yi Song and 20% owned by Mr. Hong Song

Dongguan Diguang Electronic Science and Technology Co., Ltd., a China based entity from which Diguang Electronics has rented the plant.	92% owned by Sino Olympics Industrial Limited and 8% owned by Shenzhen Diguang Engine & Equipment Co., Ltd.

Sino Olympics Industrial Limited	The representative of Song’s brothers

According to the lease agreement between Diguang Electronics and Dongguan Diguang Electronic Science & Technology Co., Ltd., a company 92% owned by Sino Olympics Industrial Limited and 8% owned by Shenzhen Diguang Engine & Equipment Co., Ltd., dated March 30, 2005, Diguang Electronics agreed to pay the rental of RMB380,000 per month including all maintenance fees based on the prevailing market price for a similar facility to be leased in Dongguan area and that the lease terms start from February 1, 2005 to January 31, 2010, and both parties agreed that the rental for three months from February to April 2005 shall be waived as Diguang Electronics had to finish its interior remodeling during this period. Based on the above agreement, the Company recorded the monthly rental of RMB361,000 on a straight-line basis. As of December 31, 2006, the related party receivable from Dongguan Diguang Electronic Science & Technology Co., Ltd. was $55,997, approximately one-month rental prepaid. During the three months ended March 31, 2007, the Company accrued rental payable of $139,336 to Dongguan Diguang Electronic Science and Technology Co., Ltd. and made payments of $113,638 to that entity, resulting in a related party trade receivable of $30,299 as of March 31, 2007. For cash flow reporting purposes, net result of these activities were included in operating activities.

According to the Board resolution on September 26, 2006, Diguang Electronics decided to make a loan of $2 million to Dongguan Diguang through a bank at the current market rate for this type of loan, which would be used for the construction of the new production facility and dormitory in Dongguan area. On September 30, 2006, Diguang Electronics entered into a loan agreement with Dongguan Diguang, which limit the borrowing up to RMB16 million and requires interest payment at a rate consistent with the market rate. On September 30, 2006, Diguang Electronics advanced RMB3,040,000, $393,000, being the principal with a 5.5% interest rate to Dongguan Diguang through China Merchants Bank, Shenzhen Nanyou Branch. On October 10, 2006, Diguang Electronics advanced RMB12,960,000, $1,674,000, being the principal with a 5.5% interest rate to Dongguan Diguang through China Merchants Bank, Shenzhen Nanyou Branch, resulting in a related party loan receivable of $2,066,916 as of March 31, 2007. The loan will mature on November 30, 2007.

NOTE 6 - EQUITY TRANSACTIONS

In accordance with the signed Share Exchange Agreement, the shareholders of Diguang International Holdings Limited will be granted certain incentive shares if the Company, post reverse merger, meets certain financial performance criteria. The incentive shares and financial performance criteria are as follows:

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

The Company accounts for the transactions of issuing these incentive shares based on the fair value on the grant date. Under SFAS 123R, the Company assesses whether it is probable at the grant date the awards would be earned and if it is probable the expense would be recorded over the period, which in this case is specified as whether the shareholders of Diguang International Development Co., Ltd. can earn any of the above presented shares each year. The Company estimated, based on the results for the three months ended March 31, 2007, that the after-tax profit target for the entire year 2007 would not be met and did not record any share-based compensation for Song Brothers during this reporting period.

NOTE 7 - STOCK OPTIONS

The Company adopted Statement of Financial Accounting Standards No.123 (revised 2004), “Share-Based Payment” (FAS 123(R)). The Company recognized the share-based compensation based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). During the three months ended March 31, 2007, the Company granted 26,000 stock options with an exercise price at $5.00 per share to two employees. The Company used Black-Scholes option pricing model to determine the fair value of stock options on the grant date. The fair value of 26,000 options was approximately $2.18 per share, resulting in a share-based compensation totaling $56,680. Of the total fair value of $56,680, $2,309 was recognized as expenses under the graded method and the remaining balance would be recognized over the vesting period. As of March 31, 2007, 133,167 shares of stock options became exercisable.

Assumptions

The fair value of each stock option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions, assuming no expected dividends:

	March 31,
	2006	2007
Expected volatility	48.04%	105.04%
Weighted average volatility	N/A	N/A
Expected term	7 years	7 years
Risk free interest rate	4.60%	4.51%

NOTE 7 ─ STOCK OPTIONS (Continued)

The expected volatilities are based on the historical volatility of the Company’s stock. The observation is made on a daily basis. The period of observation covered was from January 1, 2005 to March 1, 2007. The expected terms of stock options are based on the average vesting period and the contractual life of stock options granted. The newly granted 26,000 shares of stock options granted to two employees vest on each of the first four anniversaries of the granting date. The risk-free rate is consistent with the expected terms of stock option and based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated the forfeiture rate of its stock options was 6.13%.

Stock Option Plan

The Company’s 2006 Stock Incentive Plan, the “2006 Plan”, which is shareholder-approved, permits the grant of stock options to its employees up to 1,500,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price per share equal to the market price of the grant date. These options have up to ten-year contractual life term. Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date. The share-based compensation will be recognized based on graded method over the four years or over the three years regarding the options granted to directors in order to match their directorship terms. A summary of option activities under the 2006 Plan during the three months ended March 31, 2007 is presented as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value at Reporting Date
Outstanding at Janaury1, 2007	506,000	$5.00	9.17	-
Granted	26,000	5.00	9.92	-
Exercised	-	-	-	-
Forfeited or expired	(60,000)	5.00	8.92	-
Outstanding at March 31, 2007	472,000	5.00	8.97	$-
Exercisable at March 31, 2007	133,167	$5.00	8.92	$-

(Note: The trading price of the Company’s common stock at March 31, 2007 was $2.80 per share. Therefore, no intrinsic value reported.)

A summary of the status of the Company’s non-vested stock options during the three months ended March 31, 2007 is presented below:

Non-Vested Options	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2007	472,667	$11.10
Granted	26,000	2.18
Vested	(99,833)	11.10
Forfeited or expired	(60,000)	11.10
Non-vested at March 31, 2007	338,833	$10.41

NOTE 7 ─ STOCK OPTIONS (Continued)

As stock-based compensation expense recognized in the unaudited consolidated statements of income for the three months ended March 31, 2006 and 2007 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the three months ended March 31, 2006 and 2007, stock-based compensation expenses recognized were $265,103and $627,148, respectively.

NOTE 8 ─ ACQUIRING 65% INTEREST OF NORTH DIAMOND

On January 3, 2007, the Company acquired 65% interest in North Diamond and the purchase price determined in accordance with the Amended and Restated Purchase Option Agreement was $1,977,864, of which $97,507 was the interest paid at a rate of 6% per annum in line with the amount of capital infused and the duration after the capital was infused. This transaction was accounted for assets exchanged between the entities under common control in accordance with Appendix D of SFAS No. 141, as the owners of the 65% of North Diamond also own greater than 50% of the Company. The amount of cash consideration exceeded the historical cost of the investment on the parent company’s book was deemed as dividends.

The historical value of total assets and total liabilities and resulting net assets at North Diamond were as follows:

January 1, 2007
Assets at carrying value:
Cash and cash equivalents	$1,508,719
Accounts receivable	1,377,604
Other receivables	27,694
Inventory	387,802
Advance to suppliers	43,226
Property and equipment, net	956,412

Total assets at North Diamond	4,301,457

Liabilities at carrying value:
Accounts payable	1,023,468
Payroll accrual	47,454
Other payables	233,412
Accrued liabilities	17,022

Total liabilities at North Diamond	1,321,356

Net assets at carrying value	$2,980,101

Purchase price	$1,977,864
65% net assets at carrying value	1,937,066
Deemed dividends paid	$40,798

Since the financial information for the three months ended March 31, 2006 did not include the financial information of North Diamond, the pro forma information presented below will provide the information of financial performance as if the acquisition took place on January 1, 2006.

NOTE 8 ─ ACQUIRING 65% INTEREST OF NORTH DIAMOND (Continued)

	Historical Information		Pro Forma	Pro Forma
	The Company	North Diamond	Adjustment	Information
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$8,751,178	$344,524	$(290,820)	$8,804,882

Net income	$1,949,398	$(43,840)	$	$1,905,558

Basic earnings per share	$0.10			$0.10

Diluted earnings per share	$0.10			$0.10

Basic weighted average number of common shares outstanding	18,925,578			18,925,578

Diluted weighted average number of common shares outstanding	19,031,988			19,031,988

* The pro forma adjustment was resulted from the inter-company transactions between the Company and North Diamond during the three months ended March 31, 2006.

NOTE 9 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended March 31,
	2006	2007
	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) attributable to common shareholders	$1,949,398	$(1,073,063)
Net income (loss) used in computing diluted earnings per share	$1,949,398	$(1,073,063)

Denominator:
Weighted average common shares outstanding - basic	18,925,578	21,688,704
Potential diluted shares from stock options granted	106,410	-
Weighted average common share outstanding - diluted	19,031,988	21,688,704

Basic earnings per share	$0.10	$(0.05)
Diluted earnings per share	$0.10	$(0.05)

NOTE 10- SEGMENT REPORTING

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

	Three Months Ended March 31,
	2006	2007
	(Unaudited)	(Unaudited)
Sales to China domestic customers	$1,571,538	$2,093,937
Sales to international customers	7,179,640	4,668,150
	$8,751,178	$6,762,087

	China	International
	Customers	Customers	Total
As of March 31, 2006
Revenue	$1,571,538	$7,179,640	$8,751,178
Gross margin	32%	36%	35%
Receivable	531,933	6,947,784	7,479,717
Inventory	3,431,989	-	3,431,989
Property and equipment	2,099,760	-	2,099,760
Expenditures for long-lived assets	1,917,232	-	1,917,232

As of March 31, 2007
Revenue	$2,093,937	$4,668,150	$6,762,087
Gross margin	24%	18%	20%
Receivable	2,442,283	4,828,837	7,271,120
Inventory	5,916,630		5,916,630
Property and equipment	5,697,533		5,697,533
Expenditures for long-lived assets	287,691		287,691

NOTE 11-SIGNIFICANT EVENTS

On November 18, 2006, Shenzhen Diguang Electronics Co., Ltd. (“Diguang Electronics”) and Diguang International Holdings Limited (“Diguang Holdings”) entered into a Sino-Foreign Equity Joint Venture Agreement (the “Joint Venture Agreement”) for the establishment of Wuhan Diguang Electronics Co., Ltd. (“Wuhan Diguang”). Pursuant to the Joint Venture Agreement, Diguang Electronics and Diguang Holdings shall set up Wuhan Diguang in Wuhan, Hubei Province, the People’s Republic of China, with a registered capital of One Million US Dollars (USD 1,000,000.00), of which 70% shall be subscribed by Diguang Electronics and the remaining 30% by Diguang Holdings. The business scope of Wuhan Diguang shall be “manufacture and sale of flat panel display, LED optical-electronic parts, fuse, LCD module, back light and electronic spare parts”.

Wuhan Diguang was then established on March 13, 2007 and its business license issued by Wuhan Municipal Administrative Bureau for Industry and Commerce is valid for 20 years expiring on March 12, 2027. In accordance with the Joint Venture Agreement, the registered capital of Wuhan Diguang shall be contributed in three installments, with the first one (USD 150,000.00) made in three months after the issuance of the business license, the second one (USD 300,000.00) made in twelve months after the issuance of the business license, and the last one (USD 550,000.00) made in eighteen months after the issuance of the business license. As of March 31, 2007, no capital contribution has been made by Diguang Electronics or Diguang Holdings, which is estimated to be done in the second quarter of 2007.

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

THE READER SHOULD CAREFULLY CONSIDER, TOGETHER WITH THE OTHER MATTERS REFERRED TO HEREIN, THE INFORMATION CONTAINED UNDER THE CAPTION "RISK FACTORS" IN OUR CURRENT REPORT ON FORM 8-K FILED WITH THE COMMISSION ON MARCH 21, 2006 FOR A MORE DETAILED DESCRIPTION OF THESE SIGNIFICANT RISKS AND UNCERTAINTIES. WE CAUTION THE READER, HOWEVER, NOT TO UNDULY RELY ON THESE FORWARD-LOOKING STATEMENTS.

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

Business Overview

We specialize in the design, production and distribution of small to medium-sized Light Emitting Diode, “LED”, and Cold Cathode Fluorescent Lamp, “CCFL”, backlights for various Thin Film Transistor Liquid Crystal Displays, “TFT-LCD”, and Super-Twisted Nematic Liquid Crystal Display, “STN-LCD”, Twisted Nematic Liquid Crystal Display, “TN-LCD”, and Mono LCDs, taken together, these applications are referred to as “LCD” applications.  Those applications include color displays for cell phones, car televisions and navigation systems, digital cameras, televisions, computer displays, camcorders, PDAs and DVDs, CD and MP3/MP4 players, appliance displays and the like.

We conduct that business principally through the operations of Diguang Electronics and Dihao (Yangzhou) Co., Ltd., thereafter “Dihao”.  Diguang Electronics has approximately 1,730 full-time employees, the number of employees changes from time to time as needed, as of March 31, 2007, and is headquartered in Shenzhen, China, with additional offices and its backlight manufacturing operations in Dongguan, China. Dihao has approximately 284 full-time employees, the number of employees changes from time to time as needed, as of March 31, 2007, and is a subsidiary of North Diamond, 65% of which was newly acquired on January 3, 2007 by the Company.

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

The Company acquired the North Diamond on January 3, 2007, and included its income statement for the first quarter of 2007 into the consolidation. Of the consolidated results of operation, $75,000 was contributed by the North Diamond.

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

Accounts Receivable

During the normal course of business, we extend unsecured credit to our customers. Typical credit terms require payment to be made within 90 or 120 days of the invoice date. We do not require collateral from our customers.

We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of March 31, 2007 and December 31, 2006 was adequate, respectively. However, actual write-off might exceed the recorded allowance.

Inventories

Inventories are composed of raw materials and components, work in progress and finished goods, all of which are related to backlight products. Inventories are valued at the lower of cost, based on weighted average method, or the market. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. We write down inventories that are not saleable, excess or obsolete, whether raw materials, work-in-process or finished goods, by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts and statistics, judgments are used for assessing provisions for the remaining inventory based on salability and obsolescence.

The increase in inventories are primarily related to the finished goods in transit to certain domestic customers at month end and the corresponding revenue would be recognized in fourth quarter this year subsequent to the completion of customs clearance.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No 109, “Accounting for Income Taxes”, “SFAS No. 109”. SFAS No. 109 requires an entity to recognize deferred tax liabilities and assets. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Effective January 1, 2007, the Company adopted the FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FIN 48, the Company performed a self-assessment based on the information available and concluded that there were no significant uncertain tax positions requiring recognition in its financial statements. The Company’s policy is to classify interest and penalties as part of income tax provision. There were no amounts of interest or penalties incurred during the three months ended March 31, 2007 or payable at March 31, 2007.

Well Planner is subject to corporate income tax under Hong Kong Inland Revenue jurisdiction. However, Well Planner does not have Hong Kong sourced income. In accordance with Hong Kong tax regulation, Well Planner has not been taxed since its inception.

There is no income tax for the companies domiciled in BVI. Accordingly, Diguang Technology and North Diamond have not presented any income tax provision related to British Virgin Islands tax jurisdiction.

Diguang Electronics is registered at Shenzhen and subject to a favorable income tax rate at 15% comparing to a statutory income tax rate of 33%, 30% for the central government and 3% for the local government, under the current tax laws of PRC because Shenzhen is a special zone designated by Chinese central government to attract foreign investments. Diguang Electronics has been deemed as a high-tech company by Shenzhen Bureau of Science, Technology & Information. Under this category, Diguang Electronics has been entitled to enjoy a 50% exemption from corporate income tax at the rate of 15% for the three years from January 1, 2004 to December 31, 2006. However, in accordance with the Rules for the Implementation of the Income Tax law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises prescribed by the central government, the minimum corporate income tax rate should be 10% within the three years ended December 31, 2004, 2005, and 2006. We recorded the income tax provision based on 10% of corporate income tax rate for the years ended December 31, 2004 and 2005 considering that the difference between the 7.5% rate implemented by the local tax authority and the 10% rate in terms of the rules prescribed by the central government should be recognized as income tax payable for conservative consideration.

Dihao is registered at Yangzhou and subject to a favorable income tax rate at 24% comparing to a statutory income tax rate of 33%, 30% for the central government and 3% for the local government, under the current tax laws of PRC because Yangzhou Development Zone is a special zone designated by Chinese central government to attract foreign investments. Dihao has been deemed as a high-tech company by Yangzhou Bureau of Science, Technology and Information. Under this category, Dihao has been entitled to enjoy a 100% exemption of corporate income tax for the first two years from the first profit-making year and a 50% exemption of corporate income tax for the following three years in accordance with the preferential rules established by Yangzhou local tax authority on August 2, 1999. Therefore, there is no income tax for Dihao in the year of 2007.

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

Because the consolidated financial statements were based on the respective entities’ historical financial statements, the respective effective income tax rate for the periods reported only represents the effect of actual income tax provisions incurred in Diguang Electronics, Dihao and Diguang International Development Co., Ltd.

The new tax law, Enterprise Income Tax Law of The People’s Republic of China, was passed by the 5th Session of the 10th National People’s Congress on March 16, 2007. According to it, the rate of enterprise income tax shall be 25%, effectively from January 1, 2008. The Company does not expect that the contemplated implementation of this Law has any significant impact on its financial position and results of operation.

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

Adoption of FIN 48

Effective January 1, 2007, the Company adopted the FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FIN 48, the Company performed a self-assessment and concluded that there were no significant uncertain tax positions requiring recognition in its financial statements. The Company classified interest and/or penalties as part of income tax provision, which was zero during the three months ended March 31, 2007.

Results of Operations

Comparison of three months ended March 31, 2007 and 2006

Revenue

Net revenue was approximately $6.8 million for three months ended March 31, 2007, a decrease of $2 million or 23%, compared to $8.8 million for the same period of the prior year. The net decrease, without the $763,000’s revenue generated by North Diamond, which is newly acquired on January 3, 2007, is $2.8 million. The major reason of the revenue decline was both the pricing pressure in the backlight industry and the decrease in delivery to major customers for LCD assembly due to the short term shortage in supply in TFT-LCD materials for the first quarter. A significant portion of our revenue was derived from selling the CCFL and LED backlights for production of LCD monitors whereas the LCD monitors were under pricing pressure due to price erosion in the end market. However, our strategy was to improve our product mix in favor of higher-priced products in the category such as CCFL for automobile TV and large size of CCFL for TFT-LCD. This strategy mitigated some of the impact of the pricing pressure on our financial results.

Our total net revenue can be divided into international sales and domestic sales as follows:

	Three months ended March 31,
	2006	2007
International sales	7,180,000	4,668,000
Domestic sales	1,571,000	2,094,000
Total	8,751,000	6,762,000

Sales to international customers totaled $4.7 million for the three months ended March 31, 2007, a decrease of $2.5 million or 35%, compared to $7.2 million for the same period of the prior year. The decrease in revenue was primarily due to both reduced unit prices and the shortage of LCD raw material for the TFT-LCD panel assembly industry in the market during the first quarter ended March 31, 2007. However, we were able to secure certain large Taiwanese and Korean customers. Also, by integration of our marketing capability through the acquisition of 65% interest in North Diamond, which owns a backlight manufacturing company in Yangzhou at the beginning of 2007, we are able to establish a foothold in the Eastern China. Sales generated by North Diamond totaling $763,000 was all made to Taiwanese based customers. Along with the maiden delivery of large size of 19”CCFLs to one of the large Taiwanese-owned LCD panel makers, we are now increasing our exposure to the Taiwanese TFT-LCD industry. Despite the general reduction in the product price, sales to the Taiwanese customers were maintained at $1.53 million for the three months ended March 31, 2007, a slight decrease of $70,000 or 4%, compared with $1.6 million for the same period of the prior year. Due to the change in TFT-LCD market conditions faced by our major Hong Kong customers in the first quarter ended March 31, 2007, sales to Hong Kong customers were $2.2 million, a decrease of $0.9 million or 29%, compared with $3.1 million in the same period of the prior year. In addition, our sales to Korean customers amounted to $895,000, an increase of $465,000 or 108%, compared with $430,000 in the same period of the prior year. The main reason for the increase in sales to Korean customers is that China is becoming a major potential manufacturing country of TFT-LCD product market due to its low labor cost and other competitive costs so that most of the top and secondary tier LCD panel makers have shifted their sources of supply to China from their existing upstream and midstream vendor chain. Accordingly, we believe that this shift would provide a vast opportunity for us to venture into the larger size of CCFL backlight, which is our core competency, and probably the related industries such as LED TV backlight and LCD assembly. Currently, we are working with one of the top TFT-LCD panel makers being the selected in house supplier for the higher-priced 19”CCFL products. This situation would urge us to be familiar with the new backlight technology fast enough and to enhance our capacity as soon as possible.

Sales to domestic customers were $2.1 million for the three months ended March 31, 2007, an increase of $0.5 million or 33%, compared to $1.6 million for the same period of the prior year. The increase in domestic sales was primarily due to addition of new customers despite a decrease in product price in the competitive market. The increase is due to more sales of LEDs for LCD products and the backlight for the electrical product markets in China.

From the product mix aspect, our sales can be divided into two main categories: CCFL and LED products as follows.

	Three months ended March 31,
	2006	2007
CCFL	6,300,000	3,912,000
LED	2,400,000	2,850,000
Total	8,700,000	6,762,000

During the three months ended March 31, 2007, CCFL products accounted for 58% of our total sales revenue, compared to 72% for the same period of the prior year. Sales of CCFL backlights totaled $3.9 million for the quarter ended March 31, 2007, a decrease of $2.4 million or 38%, compared to $6.3 million for the same period of the prior year. The decrease in revenue from sales of CCFL was primarily due to the unit price decline as a result of the change in market demands and the significant drop in sales to a major Hong Kong based customer due to the uncontrollable TFT-LCD raw materials supply experienced in the first quarter ended March 31, 2007. Despite the prevailing situation of the drop in unit price for CCFL products, we successfully boosted the sales of higher-priced products within the CCFL category, such as backlights for automobile TV and larger size of maiden orders of 19”CCFL to a Taiwanese customer this quarter.

LED backlight products accounted for the remainder of the total sales revenues. Sales of LED backlight products totaled $2.9 million for the three months ended March 31, 2007, an increase of $450,000 or 19%, compared to $2.4 million for the same period of the prior year. The increase is due to more new domestic customers for small inches of LCD products and electrical products.

Cost of Sales

Since the basic materials for all backlight products are similar, we discuss cost of sales in aggregate for all products and all subsidiaries including North Diamond. Cost of sales was $5.4 million for the three months ended March 31, 2007, a decrease of $252,000, or 4%, compared to $5.7 million for the same period of the prior year. The net decrease, without the cost of sales amounting to $613,000 generated by North Diamond, which is newly acquired on January 3, 2007, is $865,000. The decrease in cost of sales for the quarter ended March 31, 2007 was lower than the 23% decrease in total revenue for the same period.

Raw material cost was $3,725,000 for the three months ended March 31, 2007, a slight increase by $14,000, compared to $3,731,000 for the same period of the prior year. As a percentage of total revenue, raw material accounted for 55% for the first quarter in 2007, compared with 43% for the same period of the prior year. In one hand, we had tried very hard to develop new customers by facing tough price negotiation in order for us to become their supplier. On the other hand, we had taken advantage of the general trend of price reduction from our suppliers. Our goal has been to gradually get more orders from the existing and new customers to achieve the economies of scale based on the competitive pricing. We knew that some of our new products were sold with low margin, however, in order to enhance our reputation and image in our customers, we have to continue to remain in the backlight market and try to increase our market share.

Labor cost was $ 943,000 for the three months ended March 31, 2007, compared to $1.2 million for the same period of the prior year. The 19% decrease in labor cost was in line with the decrease in the revenue of 23% for the first quarter of 2007. However, due to the minimum wage requirement and the annual compensation raise, and the increase in headcounts of the in-house film cutting and LED assembling lines, the general trend was that the labor cost would increase gradually. The percentage of labor cost to revenue for the first quarter in 2007 is 14%, an increase of 1%, compared with 13% for the same period in 2006.

Production overhead was $736,000 for the three months ended March 31, 2007, a decrease of $40,000 or 5%, compared to $776,000 for the same period of the prior year. The revenue for the first quarter in 2007 declined by 23%, but the production overhead decreased slightly because the production overhead was essentially fixed in nature. In addition, the depreciation expense from the newly established production lines for planned production of the large size of 19” CCFL products contributed to the lower decrease since we commenced to launch these products not at the optimal quantities to achieve the economics of scale for the first quarter ended March 31, 2007. The percentage of production overhead for the first quarter in 2007 is 11%, compared with 9% for the same period in 2006.

Gross Margin

The overall gross margin for the quarter ended March 31, 2007 was 19.8%, a 15.31% decrease, compared to 35.1% gross margin for the same period of the prior year. North Diamond recorded the gross margin of 19.7% for the first quarter in 2007. During the first quarter of 2007, we suffered a huge price reduction pressure on our products, which has resulted in an average decline of 24% on the unit price of our existing products sold in the first quarter, we were unable to shift the entire reduction pressure to our suppliers. For example, some of the new products, backlight for 19”CCFL LCD and mobile phones, etc., were launched to the customers at the competitive price to bid the contract in the first quarter of 2007; however, the procurement cost of these products was not decreased to the large extent compared to the price decline from the pricing pressure we faced in our new products. Coupling with the increase in labor cost and production overhead, all these factors contributed to lower gross margin. In addition, certain component cost in the customers’ specification is in the high level and we were unable to pass the cost increase to our customers. However, that is mitigated by improving our product mix in favor of higher-margin products while continuing to re-engineer our product designs to reduce material consumption while maintaining product quality, and by developing know-how to produce more types of components in-house at lower costs than purchasing them from outside suppliers. In addition, the unfavorable general price reduction pressure for our product sales is also mitigated by purchasing components and raw materials at a lower price in terms of the general market trend.

Regarding international sales, our gross margin was approximately 18%, an 18% decrease, compared to 36% for the same period of the prior year due to the price reduction pressure from end users who are LCD panel makers. Regarding domestic sales, our gross margin was approximately 24%, an 8% decrease, compared to 32% for the same period of the prior year.

Selling Expenses

Selling expenses were $626,000 for the quarter ended March 31 2007, an increase of $403,000 or 181%, compared to $223,000 for the prior period. Selling expenses for North Diamond for the first quarter in 2007 was $17,000 and it represented 2% of the revenue generated in that period. The increase was primarily attributable to our efforts to expand our market share and promote our new products such as backlights for computer monitors and television sets. During the quarter ended March 31, 2007, the commission expenses that were paid to our trade agencies for marketing activities for the prospective customers and maiden orders amounted to $277,000, an increase of $211,000, or 320%, compared to $66,000 incurred in the prior period. In the meantime, we increased the number of our sales representatives and raised the sales incentives, resulting in increased expense of $53,000. Higher travel and business entertainment expenses also contributed to an increase of $30,000 in selling expenses. Higher office expenses contributed to an increase of $109,000 in selling expenses. As a percentage of total sales revenue, selling expenses were approximately 9.2% for the three months ended March 31, 2007 and 2.6% for the same period of the prior year, respectively.

Research and Development

For the three months ended March 31, 2007, the net research and development expenses were $164,000, a decrease of $140,000 or 46%, compared to $304,000 for the same period of the prior year. The payroll expense related to our engineers performing research and development function increased by $97,000, which was offset by the reduction of $226,000 in mould charges and materials for experiments as a result of an increase in consumption in the last quarter ended December 31, 2006. As a percentage of total sales revenue, research and development expenses were approximately 2.4% and 3.5% for the quarter ended March 31, 2007 and 2006 respectively.

General and Administrative Expenses

General and administrative expenses were $1.8 million for the three months ended March 31, 2007, an increase of $1.3 million or 255%, compared to $500,000 for the prior year. General and administrative expenses for North Diamond in the first quarter in 2007 amounted to $61,000 and it represented 8% of the revenue generated in that period. The increase was attributed mainly to the recognition of share-based compensation of approximately $627,000, an increase of $362,000 or 137%, compared with $265,000 for the same period of the prior year. In addition, compensation to management team of the Company team increased by $338,000 as a result of hiring new talents to enhance our managerial strength and raising the level of compensation for key positions. Business travel expenses also increased by $39,000, compared to $32,000 for the same period of the prior year. Furthermore, professional expenses for the three months ended March 31, 2007 were $197,000, an increase of $82,000, or 73%, compared with $115,000 for the same period of the prior year, as a result of becoming a public company since March 17, 2006. And exchange losses, lease fees and office expenses contributed an increase of $479,000. As a percentage of total sales revenue, general and administrative expenses represented 26% and 6% for the quarter ended March 31, 2007 and 2006, respectively. Excluding the stock compensation expense, the current general and administrative expense for the period ended March 31, 2007 and 2006 represented 17% and 3% of total sales revenue respectively.

Interest Income (Expense)

The net interest income was $14,000 for the quarter ended March 31, 2007, representing a decrease of $4,000 or 25%, compared with an interest income of $18,000 in the same quarter in 2006. We had no interest-bearing debt outstanding during both the quarters ended March 31, 2007 and 2006. Interest income was earned on cash generated from operations and unused proceeds from the private placement that took place on March 17, 2006. Interest income for the periods ended March 31 2007 and 2006 represented 0.2% of total sales revenue for both periods.

Income Tax Provision

Income tax provision for the quarter ended March 31, 2007 was approximately $0, a decrease of $126,000, compared to $126,000 for the prior period. The decrease in income tax provision was attributable mainly to the taxable loss from Diguang Electronics. The taxable loss in Diguang Electronics for the quarter ended March 31, 2007 was $197,000, compared to the taxable income of $1.3 million for the prior period. The tax provision rate for the quarters ended March 31, 2007 and March 31, 2007 was 15% and 10%, respectively. As a percentage of net revenue, income tax provision was 0% and 1.4% for the three months ended March 31, 2007 and 2006, respectively.

Net Loss

Net loss was $1.1 million for the quarter ended March 31, 2007, compared with $1.9 million for the same period of the prior year. The net loss was arrived after deduction of the minority interest of US$26,000 for the 35% interest in North Diamond, from which we acquired 65% interest on January 3, 2007. The employee stock option program started on March 1, 2006 when 540,000 shares of stock options were granted. As a result, net income was reduced by share-based compensation of $627,000, compared with $265,000 for the same period of the prior year. The rest of the decrease in net income was due mainly to a decrease in total sales revenues; an increase in operating expenses, which was primarily attributable to the share-based compensation, an increase in professional expense, an increase in key employee compensation, an increase in travel and other expenses, an increase in selling expenses and offset by a decrease in research and development expenses. As a percentage of revenue, net income fell to -15% for the period ended March 31, 2007 from 22% for the prior period.

Liquidity and Capital Resources

As of March 31, 2007, we had total assets of $39.8 million, of which cash amounted to $16.3 million, accounts receivable amounted to $7.2 million and inventories amounted to $5.9 million. Our working capital was approximately $21 million and our equity was $30.4 million comparing with working capital of $21.3 million and equity of $29.6 million at December 31, 2006. Our quick ratio was approximately 2.48:1 compared to the quick ration of 3.00:1 as of December 31, 2006.

Comparison of three months ended March 31, 2007 and 2006

As of March 31, 2007, our cash position had a net decrease of $2.6 million as compared with cash position of $18.9 million at December 31, 2006.

Net cash used in operating activities was $2.01 million for the quarter ended March 31, 2007, compared to the net cash provided by the operating activities of $194,000 for the same period of the prior year.

Non-cash items added approximately $818,000 back to cash outflow from operating activities for the quarter ended March 31, 2007, compared with total non-cash items of $352,000 for the same period of the prior year. Of the non-cash items for the quarter ended March 31, 2007, approximately $627,000 was the share-based compensation, $362,000 higher than $265,000 for the same period of the prior year. Depreciation was $165,000 for the quarter ended March 31, 2007, $78,000 higher than $86,000 for the prior period, primarily due to the addition of equipment and machinery for our new product lines, such as backlights for computer monitors, during the current reporting period. Minority interest was $26,000 for the quarter ended March 31, 2007, and zero for the same period of the prior year, due to the newly acquired 65% interest of North Diamond on January 3, 2007.

The impact of the changes in operating assets and liabilities on cash flow was explained as follows. The accounts receivable during the current quarter was increased by approximately $863,000, comparing with a $1.7 million increase in accounts receivable for the first quarter of 2006. Inventory level increased by $1.5 million during the current quarter, compared to a $16,000 decrease in inventory for the same period of the prior year. Deposits, prepayment and other receivables increased by $52,000 during the current period, a decrease of $188,000 or 78% less than an $240,000 increase under the same category for the first quarter of 2006. VAT recoverables decreased by $130,000 during the current period whereas there was no such change for the first quarter of 2006. Advances to suppliers during the current reporting period decreased by $284,000, a decrease of $25,000 or 8%, compared with the $309,000 decrease under the same category for the first quarter of 2006.

Advances from customers increased by $40,000 during the current reporting period, compared with a $335,000 decrease in the same category for the first quarter of 2006. In addition, tax payable increased by $12,000 for the current reporting period, compared with an increase of $175,000 for the same period of the prior year. Accounts payable increased by $157,000 for the quarter ended March 31, 2007, compared with a $286,000 decrease in the same category for the first quarter of 2006. Accruals and other payables increased by $45,000, compared to a $60,000 decrease for the first quarter of 2006. The following summarized the impact of changes in operating assets and liabilities on cash flow between quarters ended March 31, 2007 and March 31, 2006:

•	$822,000 from Accounts receivable (positive impact)

•	$1,500,000 from inventory(negative impact)

•	$188,000 from deposits, prepayment and other receivable (positive impact)

•	$130,000 from VAT recoverables (positive impact)

•	$25,000 from Advance to suppliers (negative impact)

•	$443,000 from accounts payable (positive impact)

•	$106,000 from accruals and other payable (positive impact)

•	$375,000 from advance from customers (positive impact)

•	$164,000 from taxes payable (negative impact)

The total impact from above non-cash items and changes in operating assets and liabilities was approximately $2 million.

Net cash used in investing activities amounted to $782,000 for the quarter ended March 31, 2007, a decrease of $2.57 million or 77%, compared to the $3.352 million cash used in investing activities during the first quarter of 2006. For the three months ended March 31, 2007, we invested $296,000 into plant, property and equipment, an increase of $229,000 or 345%, compared with $66,000 for the first quarter of 2006. For the first quarter of 2006, we purchased $1.5 million marketable securities and paid deposit of $1.8 million for the new office building into which we moved in the second quarter of 2007. And for the first quarter of 2007, we acquired 65% interest of North Diamond by using the net cash of $469,000 after offsetting the cash acquired from North Diamond to establish a foothold in the Eastern China.

Our primary source of funds for the quarter ended March 31, 2006 was from operating cash flows and the remaining proceeds from financing activities incurred in March 2006. In March 2006, we completed a $12 million private placement in connection with effecting a reverse merger with Online Processing, Inc. Offering expenses paid for the quarter ended March 31, 2006 amounted to approximately $1.49 million. In addition, we paid dividends of approximately $111,000 in the first quarter in 2006. For the quarter ended March 31, 2007, we have not obtained any funds from financing activities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Transaction Risk and Currency Risk Management

Our operations do not employ financial instruments or derivatives which are market sensitive and therefore we are not subject to the financial market risks associated with such instruments and derivatives.

Exchange Rate Sensitivity

Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since a majority of our sales in the quarter ended March 31, 2007 were made in U.S. dollars and Hong Kong dollars, and since the Hong Kong dollar is pegged to the U.S. dollar at an amount in the range of 7.75 to 7.85, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. Our interest expense is sensitive to changes in the general level of interest rates in the U.S.

Due to the nature of our short-term investments, we do not believe that there is any material market risk exposure and therefore do not believe that quantitative tabular disclosures are required.

Our production base is in China, which results in a substantial portion of our operating expenses being denominated in Renminbi, although the majority of our purchases are made in U.S. dollars.

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate has remained stable over the past several years. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.3% fluctuation. As a result, the exchange rate of the Renminbi recently rose to 7.74 against the dollar, amounting to a 1% appreciation of the Renminbi for the quarter ended March 31, 2007. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business, as described in Risk Factors, below.

We currently do not engage in hedging or other activities to control the risk of our foreign currency exposure.

Exchange Controls

Chinese law allows enterprises owned by foreign investors to remit their profits, dividends and bonuses earned in China to other countries, and the remittance does not require prior approval by the State Administration on Foreign Exchange. SAFE regulations formerly required extensive documentation and reporting, some of which was burdensome and slowed payments. If there is a return to payment restrictions and reporting, the ability of a Chinese company to attract investors will be reduced. Also, current investors may not be able to obtain the profits of the business which they own as a result of other restrictions that the Chinese government may impose.  Relevant Chinese law and regulation permit payment of dividends only from retained earnings, if any, determined in accordance with Chinese accounting standards and regulations. It is possible that the Chinese tax authorities may require changes in our reported income that would limit our ability to pay dividends and other distributions. Chinese law requires companies to set aside a portion of net income to fund certain reserves which amounts are to be distributable as dividends. These rules and possible changes could restrict a company in China from repatriating funds to us and our shareholders as dividends.

Interest Rate Risk

We are equity financed and do not have any debt that is subject to interest rate change risk.

SIGNIFICANT EVENTS

On November 18, 2006, Shenzhen Diguang Electronics Co., Ltd. (“Diguang Electronics”) and Diguang International Holdings Limited (“Diguang Holdings”) entered into a Sino-Foreign Equity Joint Venture Agreement (the “Joint Venture Agreement”) for the establishment of Wuhan Diguang Electronics Co., Ltd. (“Wuhan Diguang”). Pursuant to the Joint Venture Agreement, Diguang Electronics and Diguang Holdings shall set up Wuhan Diguang in Wuhan, Hubei Province, the People’s Republic of China, with a registered capital of One Million US Dollars (USD 1,000,000.00), of which 70% shall be subscribed by Diguang Electronics and the remaining 30% by Diguang Holdings. The business scope of Wuhan Diguang shall be “manufacture and sale of flat panel display, LED optical-electronic parts, fuse, LCD module, back light and electronic spare parts”.

Wuhan Diguang was then established on March 13, 2007 and its business license issued by Wuhan Municipal Administrative Bureau for Industry and Commerce is valid for 20 years expiring on March 12, 2027. In accordance with the Joint Venture Agreement, the registered capital of Wuhan Diguang shall be contributed in three installments, with the first one (USD 150,000.00) made in three months after the issuance of the business license, the second one (USD 300,000.00) made in twelve months after the issuance of the business license, and the last one (USD 550,000.00) made in eighteen months after the issuance of the business license. As of March 31, 2007, no capital contribution has been made by Diguang Electronics or Diguang Holdings, which is estimated to be made in the second quarter of 2007.

ITEM 4. CONTROLS AND PROCEDURES

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

b. Internal Controls. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with the first fiscal year ending on or after December 15, 2007, to include in our annual report an assessment of the effectiveness of our internal control over financial reporting, Furthermore, our independent registered public accounting firm BDO Reanda will be required to attest to whether its assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting for years ending after December 15, 2008. We have not completed our assessment of the effectiveness of our internal controls. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to its assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations. Any of these failures could have a negative effect on the trading price of our stock.

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

A significant portion of our revenue is generated from a small number of customers.  The aggregate percentage of the revenue contributed by our top three customers in 2006 was 52%, with roughly 47% coming from the two largest customers. For the first quarter of 2007, the top four customers contributed 48% of the total revenue, with 17% coming from the largest customer. Under present conditions, the loss of any of these customers, or a significant reduction in our level of sales to any or all of them, could have a material adverse effect on our business and operating results.

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

In 2006, our revenue and net income decreased by $3.8 million and $7.2 million respectively compared with the prior year, partly due to the price reduction as a result of keen competition in the market.

In the three months ended March 31, 2007, our revenue and net income decreased by $2 million and $3.0 million respectively compared with the same period of the prior year, partly due to the price reduction as a result of keen competition in the market.

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

We extend credit to our customers based on assessments of their financial circumstances, generally without requiring collateral.  As of December 31, 2006, our accounts receivable, after deducting an allowance for bad debts, was nearly $5 million.  Our overseas customers may be subject to economic cycles and conditions different from those of our domestic customers. We may also be unable to obtain satisfactory credit information or adequately secure the credit risk for some of these overseas customers.  The extension of credit presents an exposure to risk of uncollected receivables.  Additionally, we may not realize from receivables denominated in a foreign currency the anticipated amounts in United States dollar terms due to fluctuations in currency values. Our inability to collect on these accounts may reduce on our immediate and long term liquidity.

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

Diguang Electronics currently possesses two Chinese patents, and we utilize the additional patented technologies that are material to our business, which are in the process of being transferred to Diguang Electronics from Yi Song, our Chairman, CEO and the current owner of the patents. If the patents are not successfully transferred, we will not be able to use the same patents, which would hamper our production and this would have a material and adverse effect on our business and revenues. If a patent is infringed upon by a third party, we may need to devote significant time and financial resources to attempt to halt the infringement. We may not be successful in defending the patents involved in such a dispute. Similarly, while we do not knowingly infringe on patents, copyrights or other intellectual property rights owned by other parties; we may be required to spend a significant amount of time and financial resources to resolve any infringement claims against us.  We may not be successful in defending our position or negotiating an alternative remedy.  Any litigation could result in substantial costs and diversion of our management resources and could reduce our revenues and profits.

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

Our success is dependent, to a large extent, on our ability to retain the services of our executive management, who have contributed to our growth and expansion to date.  The executive directors play an important role in our operations and the development of our new products. Accordingly, the loss of their services, in particular Messrs. Yi Song and Hong Song, without suitable replacements, will have an adverse affect on our business generally, operating results and future prospects.

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

The State Administration for Foreign Exchange, “SAFE”, regulates the conversion of the RMB into foreign currencies. Currently, Foreign Invested Enterprises, “FIE”, are required to apply for “Foreign Exchange Registration Certificates,” which permit the conversion of RMB into foreign exchange for the purpose of expatriating profits earned in China to a foreign country.  Our China subsidiary, Diguang Electronics, is a FIE that has obtained the registration certifications, and with such registration certifications, which need to be renewed annually, Diguang Electronics is allowed to open foreign currency accounts including a “current account” and “capital account.” Currently, conversion within the scope of the “current account”, e.g. remittance of foreign currencies for payment of dividends, etc., can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account”, e.g. for capital items such as direct investments, loans, securities, etc., still requires the approval of SAFE.  In accordance with the existing foreign exchange regulations in China, Diguang Electronics is able to pay dividends in foreign currencies, without prior approval from the SAFE, by complying with certain procedural requirements.

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

Diguang Electronics is currently enjoying a reduced rate of income tax under the central government and provincial government laws.  Under Chinese income tax law, Diguang Electronics, as a Foreign Investment Enterprise, “FIE”, would ordinarily be subject to the PRC central government and local income tax rates of 30.0% and 3.0%, respectively.  However, Chinese income tax law also provides that any FIE engaged in manufacturing that is scheduled to operate for not less than 10 years shall receive an exemption from the entire central government income tax for the two years beginning with its first profitable year and receive a 50.0% reduced income tax in the third through fifth years.

Normally, the concession rate for the central government income tax for FIEs established in special economic zones is 15.0%.  The concession rate for the central government income tax for FIEs of a production nature is 24.0% if they are established in coastal economic open zones or in the old urban districts of cities where the special economic zones or the economic and technological development zones are located. However, because Diguang’s subsidiary, Diguang Electronics, is recognized as a high-tech enterprise by the Shenzhen Science and Technology Bureau, it is entitled to a 50% reduction in the central government income tax for an additional three years, i.e., in the sixth through eighth years, subject to a minimum central government income tax rate of 10% in each of these years, pursuant to the Rules for the Implementation of the Income Tax law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises.  In fact, Diguang Electronics received a 100% exemption for the first two years in 1999 and 2000 and a 50% exemption of the central government income tax for the next three years, from 2001 through 2003.

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

Furthermore, enterprises are entitled to receive a government subsidy sourcing from the proceeds collected as the central government income tax imposed on profits generated by certain products that have been approved for inclusion within the National (and/or Provincial) Important New Products Project.  Diguang Electronics needs to apply for this kind of government subsidies for three years from the date a product receives this approval.  Two of Diguang Electronics’ products, its color CCFL backlight for TFT-LCD TV and its white LED backlight have received this approval and are included in the National (and/or Provincial) Important New Products Project. Under the local incentive program implemented by Shenzhen Treasury Department financial fund assistance, Diguang Electronic had applied for receiving this kind of government subsidies based on 50% income tax imposed on the profit related to the above two products. Pursuant to the relevant approvals, Diguang Electronics received the subsidies for the income tax imposed on the profit generated by these two products from the local government.  Diguang Electronics has been noticed through governmental circular that it had received the subsidy for 2006 because one  product named New Type High Efficiency CCFL/LED Backlight (TFT-LCD Backlight) was listed on the National (and/or Provincial) Important New Products Project by the relevant local government. Diguang Electronics intends to apply for continued inclusion of this one product within the National (and/or Provincial) Important New Products Project in October 2006 for the 2006 subsidy; if the application is approved, Diguang Electronics will be entitled to receive this kind of subsidy until at least October 2007.  However, there is no assurance that Diguang Electronics’ application will be approved.  If Diguang Electronics’ application is not successful, the subsidy income of tax refund may be reduced and its after tax profits may be adversely affected.

Cessation of value added tax refund for Diguang Electronics may have an adverse impact on our net profits.

Normally, Diguang Electronics would be required to pay a value added tax, or the difference between the VAT it pays and collects.  Based on the fact that two of Diguang Electronics’ products, its color CCFL backlight for TFT-LCD TV and its white LED backlight, are included in the National (and/or Provincial) Important New Products Project, Diguang Electronics is entitled to receive financial support according to the Rules for the Implementation of Financial Preferential Treatment on Shenzhen Important New Products.  In accordance with the detailed explanation provided by relevant government agencies, Diguang Electronics applied to receive government subsidy based on a 50% of the local portion of the VAT, which represents 25% of the total VAT, or VAT paid x 25% x 50%, in relation to these two products approved by Shenzhen Treasury Department financial fund assistance.  This application should be effective for three years from the date a product receives approval to be included in the National (and/or Provincial) Important New Products Project. Pursuant to the relevant approvals, Diguang Electronics received the subsidies for the income tax imposed on the profit generated by these two products from the local government.   Diguang Electronics has been noticed through governmental circular that it is entitled to receive subsidy for 2006 because one  product named New Type High Efficiency CCFL/LED Backlight, TFT-LCD Backlight, was listed on the National (and/or Provincial) Important New Products Project by the relevant local government.   Diguang Electronics intends to apply for continued inclusion of this one product within the National (and/or Provincial) Important New Products Project in October 2006 for the 2006 subsidy; if the application is approved, Diguang Electronics will be entitled to the VAT refund until at least October 2007.  However, there is no assurance that Diguang Electronics’ application will be approved.  If Diguang Electronics’ application is not successful, the subsidy of VAT tax refund, may be reduced and its after tax profits may be adversely affected.

Because Chinese law will govern almost all of our material agreements after the Share Exchange, we may not be able to enforce our legal rights within China or elsewhere, which could result in a significant loss of business, business opportunities, or capital.

Chinese law will govern almost all of our material agreements after the Share Exchange. We cannot assure you that we will be able to enforce any of our material agreements or that remedies will be available outside of China. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States.  The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

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

A circular recently promulgated by the State Administration of Foreign Exchange, “SAFE”, has increased the ability of foreign holding companies to receive distributions of profits earned by Chinese operating subsidiaries.  We qualify for this treatment, but remaining qualified for it will require the Chinese principals involved, Yi Song and Hong Song to meet annual filing obligations.  While they have agreed to meet those annual requirements, it is possible that they will fail to do so, which could limit our ability to gain access to the profits earned by Diguang Electronics.  The result could be the inability to pay dividends to our stockholders or to deploy capital outside of China in a manner that would be beneficial to our business as a whole.

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

Our common stock is currently traded on the Over the Counter Bulletin Board and we intend to file an application for listing on The NASDAQ Market as soon as practicable thereafter. Although we intend on meeting all of the necessary requirements as stated by NASDAQ Marketplace Rule 4420(a), there is no guarantee that our application will be accepted.  If we do not succeed in securing a listing on the NASDAQ Market, it could limit the ability to trade our common stock and result in a reduction of the price that can be obtained for shares being sold.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS

a. EXHIBITS

3.1(i)	Amended and Restated Articles of Incorporation (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 30, 2006)

3.1(ii)	Amended and Restated Bylaws (Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 30, 2006)

10.1	Amended and Restated Share Exchange Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2006)

10.2	Amended and Restated Purchase Option Agreement (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2006)

10.3	Employment Agreement of Yi Song (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 21, 2006)

10.4	Employment Agreement of Hong Song (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on April 21, 2006)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.

Dated: May 14, 2007	By:	/s/ Yi Song
Yi Song Chairman and Chief Executive Officer

Dated: May 14, 2007	By:	/s/ Keith Hor
Keith Hor Chief Financial Officer