Form 10-Q
period 2007-06-30
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2007-08-13
CIK 1158722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007
or

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

Yes ☒ No☐

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

Yes ☐ No☒

As of June 30, 2007, the Company had 22,593,000 shares of common stock issued and outstanding.

Diguang International Development Co., Ltd.
Form 10-Q
For the Quarter Ended June 30, 2007

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,	June 30,
	2006	2007
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,910,808	$11,990,056
Accounts receivable, net of allowance for doubtful accounts of $751,145 and $751,145	5,006,649	10,978,650
Trade receivable from a related party	246,337	-
Inventories, net of provision $545,446 and $885,740	4,008,445	6,549,228
Prepayment and other receivables	215,569	427,091
VAT recoverable	220,793	67,780
Advance to suppliers	756,208	533,103
Amount due from related parties	55,997	59,249
Deferred tax asset	86,572	86,572
Loan receivable from a related party	2,050,204	2,188,649

Total current assets	31,557,582	32,880,378

Investment	1,500,000	1,500,000
Property and equipment, net	2,672,338	8,395,123
Prepayment for purchasing office building	1,969,462	-
Total assets	$37,699,382	$42,775,501

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,685,836	$9,192,068
Advance from customers	177,184	496,994
Accruals and other payables	1,575,933	1,971,510
Accrued payroll and related expense	342,531	456,519
Income tax payable	335,672	354,666
Total current liabilities	8,117,156	12,471,757

Total liabilities	8,117,156	12,471,757

Minority interest	-	1,210,758

Stockholders’ equity:
Common stock, par value $0.001 per share, 50 million shares authorized, 22,593,000 shares and 22,593,000 shares outstanding	22,593	22,593
Additional paid-in capital	14,193,773	14,978,793
Appropriated earnings	1,294,578	1,294,578
Retained earnings	13,202,629	11,441,170
Translation adjustment	868,653	1,355,852
Total shareholders’ equity	29,582,226	29,092,986
Total liabilities and stockholders' equity	$37,699,382	$42,775,501

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In US Dollars)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Revenues, net	$17,739,174	$15,658,508	$8,987,996	$8,896,421
Cost of sales	11,401,124	13,151,962	5,725,252	7,727,862

Gross profit	6,338,050	2,506,546	3,262,744	1,168,559

Selling expense	762,379	962,741	539,506	337,193
Research and development costs	591,225	558,347	286,942	393,849
General and administrative expenses	2,012,742	2,826,429	1,512,535	1,050,564

Income (loss) from operations	2,971,704	(1,840,971)	923,761	(613,047)

Interest income (expense), net	105,386	85,256	86,890	71,292
Investment income (loss)	28,257	144,062	23,244	144,062
Other income	12,485	46,809	7,602	(120,339)

Income (loss) before income taxes	3,117,832	(1,564,844)	1,041,497	(518,032)

Income tax provision	335,030	19,449	208,093	19,449

Net income (loss) before minority interest	2,782,802	(1,564,293)	833,404	(537,481)

Minority interests	-	136,368	-	110,117

Net income (loss)	$2,782,802	$(1,720,661)	$833,404	$(647,598)

Weighted average common shares outstanding - basic	20,769,420	22,593,000	22,593,000	22,593,000

Earnings (loss) per share - basic	0.13	(0.08)	0.04	(0.03)

Weighted average common shares outstanding - diluted	20,985,087	22,593,000	22,919,392	22,593,000

Earning (loss) per shares - diluted	0.13	(0.08)	0.04	(0.03)

Other comprehensive income (loss):
Net income (loss)	2,782,802	(1,720,661)	833,404	(647,598)
Translation adjustment	108,374	487,199	49,373	293,583

Other comprehensive income (loss)	$2,891,176	$(1,233,462)	$882,777	$(354,015)

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)

	Six Months Ended June 30,
	2006	2007
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$2,782,802	$(1,720,661)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	-	136,368
Depreciation	170,216	350,007
Share-based compensation	1,060,408	785,020
Changes in operating assets and liabilities:
Accounts receivable	(1,024,476)	(4,073,532)
Inventory	(263.638)	(2,102,171)
Prepayment and other receivable	(375,372)	(182,145)
VAT recoverable	-	152,518
Advance to suppliers	-	263,505
Accounts payable	285,381	1,986,737
Accruals and other payable	60,477	208,254
Advance from customers	(335,555)	316,892
Taxes payable	(156,990)	18,476
Net cash provided by (used in) operating activities	2,466,627	(3,860,732)

Cash flows from investing activities:
Purchase of plant, property and equipment	(356,692)	(2,910,149)
Purchase of marketable securities	765,258	-
Due from related parties	21,538	(89,912)
Business acquisition, net of cash acquired	-	(469,145)
Deposit for office building	(1,816,027)	-
Net cash used in investing activities	(1,385,923)	(3,469,206)

Cash flows from financing activities:
Dividend paid	(111,140)	-
Gross proceeds from issuing 12 million shares	12,000,000	-
Due to related parties	(2,339)	-
Offering expense	(1,647,124)	-
Net cash provided by financing activities	10,239,397	-
Effect of changes in foreign exchange rates	101,742	409,186
Net increase (decrease) in cash and cash equivalents	11,421,843	(6,920,752)
Cash and cash equivalents, beginning of the period	10,054,568	18,910,808
Cash and cash equivalents, end of the period	$21,213,037	$11,990,056

See accompanying notes to financial statements.

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

On January 3, 2007, the Company acquired 65% interest of North Diamond by exercising a purchase option, which was entered between the Company and Song brothers who were the holders of these 65% interest in North Diamond because North Diamond is conducting the same business as the Company. The determination of the relevant purchase price was specified in the amended purchase option. The purchase price was determined on January 3, 2007 was $1,977,864.

North Diamond is a holding company of Dihao (Yangzhou) Co., Ltd., “Dihao”, an operating entity, which is registered in the Yangzhou City Development Zone, Jiangsu Province, China. Dihao conducts business activities developing, manufacturing and marketing backlight products for large size electronic display devices and provide relevant technical services in China.

On November 18, 2006, Shenzhen Diguang Electronics Co., Ltd., “Diguang Electronics”, and Diguang International Holdings Limited, “Diguang Holdings”, entered into a Sino-Foreign Equity Joint Venture Agreement, the “Joint Venture Agreement”, for the establishment of Wuhan Diguang Electronics Co., Ltd., “Wuhan Diguang”. Pursuant to the Joint Venture Agreement, Diguang Electronics and Diguang Holdings shall set up Wuhan Diguang in Wuhan, Hubei Province, the People’s Republic of China, with a registered capital of $1 million, of which 70% shall be infused by Diguang Electronics and the remaining 30% by Diguang Holdings. The business scope of Wuhan Diguang shall be “manufacture and sale of flat panel display, LED optical-electronic parts, fuse, LCD module, back light and electronic spare parts”.

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

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for the complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. All of the consolidated financial statements have been prepared based on generally accepted accounting principles in the United States.

Foreign Currency Translations and Transactions

The Renminbi, “RMB”, the national currency of PRC, is the primary currency of the economic environment in which the operations of two of subsidiaries, Diguang Electronics and Dihao, are conducted. Hong Kong dollar is the primary currency of the economic environment in which the operations of one of subsidiaries, Well Planner, are conducted. U.S. dollar is the functional currency in which Diguang Technology, one subsidiary established under the laws of the British Virgin Islands, recorded all its activities. The Company uses the United States dollars, “U.S. dollars”, for financial reporting purposes.

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

Accounts Receivable and Concentration of Credit Risk

During the normal course of business, the Company extends unsecured credit to its customers. Typically credit terms require payment to be made within 120 days of the invoice date. The Company does not require collateral from its customers.

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2006 and June 30, 2007 were adequate, respectively. However, actual write-off might exceed the recorded allowance.

The following table presents allowance activities in accounts receivable.

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Accounts Receivable and Concentration of Credit Risk (Continued)

	December 31,	June 30,
	2006	2007
		(Unaudited)

Beginning balance	$491,908	$751,145
Additions charged to expense	259,237	-
Recovery	-	-
Write-off	-	-
Ending balance	$751,145	$751,145

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

Property and equipment

Properties and equipment are recorded at cost and are stated net of accumulated depreciation. Depreciation is determined using the straight-line method over the shorter of either the estimated useful lives or the remaining contractual life related to leasehold improvements, as follows:

Office building	20 years
Machinery and equipment	5-10 years
Furniture and office equipment	5 years
Accounting Software	2 years
Vehicles	5-10 years
Software	2-5 years
Leasehold improvement	5 years

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

Research and Development

Research and development costs are expensed as incurred. Research and development expense for the six-month ended June 30, 2006 and 2007 were $591,225 and $558,347, respectively.

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

Earnings (Loss) Per Share

The Company presents earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings per Share”, “SFAS No. 128”. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share. The outstanding stock options at June 30, 2006 were 518,000 shares and included in the computation of diluted earnings per share. The outstanding stock options at June 30, 2007 were 448,666 shares and not included determination of the diluted earnings per share as they were anti-diluted.

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

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Adoption of FIN 48

Effective January 1, 2007, the Company adopted the FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FIN 48, the Company performed a self-assessment and concluded that there were no significant uncertain tax positions requiring recognition in its financial statements. The Company’s policy is to classify interest and penalties as part of income tax provision. There were no amounts of interest of penalties incurred during the six months ended June 30, 2007 or payable at June 30, 2007.

NOTE 3 ─ INVENTORIES

Inventories consisted of the following:

	December 31,	June 30,
	2006	2007
		(Unaudited)

Raw materials	$1,893,360	$2,677,195
Work in progress	930,190	1,472,658
Finished goods	1,207,961	2,009,283
Consignment goods	522,380	1,275,832
	4,553,891	7,434,968
Provision	(545,446)	(885,740)

Inventories, net	$4,008,445	$6,549,228

NOTE 4 ─ PROPERTY AND EQUIPMENT

A summary of property and equipment at cost is as follows:

	December 31,	June 30,
	2006	2007
		(Unaudited)

Land usage rights	$-	$2,198,992
Office buildings	-	2,019,164
Machinery	2,447,037	3,397,506
Office equipments	464,738	686,280
Vehicles	159,959	213,532
Software	10,238	34,800
Building improvement	407,756	1,209,667

	3,489,728	9,759,941
Accumulated depreciation	(817,390)	(1,364,818)

	$2,672,338	$8,395,123

NOTE 4 ─ PROPERTY AND EQUIPMENT (Continued)

The depreciation and amortization for the six-months ended June 30, 2006 and 2007 were $170,216 and $350,007, respectively. On January 3, 2007, the Company acquired 65% interest of North Diamond, which has resulted in an increase on accumulated depreciation of $197,421.

NOTE 5 ─ RELATED PARTY TRANSACTIONS

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

According to the lease agreement between Diguang Electronics and Dongguan Diguang Electronic Science & Technology Co., Ltd., a company 92% owned by Sino Olympics Industrial Limited and 8% owned by Shenzhen Diguang Engine & Equipment Co., Ltd., dated March 30, 2005, Diguang Electronics agreed to pay the rental of RMB380,000 per month, including all maintenance fees based on the prevailing market price for a similar facility to be leased in Dongguan area. The lease terms start from February 1, 2005 to January 31, 2010. Both parties agreed that the rental for three months from February to April 2005 shall be waived as Diguang Electronics had to finish its interior remodeling during this period. Based on the above agreement, the Company recorded the monthly rental of RMB361,000 on a straight-line basis. As of December 31, 2006, the related party receivable from Dongguan Diguang is $55,997, approximately one-month rental prepaid. During the six months ended June 30, 2007, the Company accrued rental of $280,606 payable to Dongguan Diguang and made payments of $283,858 to that entity, resulting in a related party trade receivable of $59,249 as of June 30, 2007. For cash flow reporting purposes, net result of these activities were included in operating activities.

According to the Board resolution on September 26, 2006, Diguang Electronics decided to make a loan of $2 million to Dongguan Diguang through a bank at the current market rate for this type of loan, which would be used for the construction of the new production facility and dormitory in Dongguan area. On September 30, 2006, Diguang Electronics entered into a loan agreement with Dongguan Diguang, which limits the borrowing up to RMB16 million and requires interest payment at a rate consistent with the market rate. On September 30, 2006, Diguang Electronics advanced RMB3,040,000 being the principal with a 5.5% interest rate to Dongguan Diguang through China Merchants Bank, Shenzhen Nanyou Branch. On October 10, 2006, Diguang Electronics advanced RMB12,960,000 being the principal with a 5.5% interest rate to Dongguan Diguang through China Merchants Bank, Shenzhen Nanyou Branch. And on June 30, 2007, the cumulative interest for the loan is RMB660,000, resulting in a related party loan receivable of $2,188,649, The loan will mature on November 30, 2007.

NOTE 6 ─ EQUITY TRANSACTIONS

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

The Company accounts for the transactions of issuing these incentive shares based on the fair value on the grant date. Under SFAS 123R, the Company assesses whether it is probable at the grant date the awards would be earned and if it is probable the expense would be recorded over the period, which in this case is specified as whether the shareholders of Diguang International Development Co., Ltd. can earn any of the above presented shares each year. The Company estimated, based on the results for the six months ended June 30, 2007, that the after-tax profit target for the entire year 2007 would not be met and did not record any share-based compensation for Song Brothers during this reporting period.

NOTE 7 ─ STOCK OPTIONS

The Company adopted Statement of Financial Accounting Standards No.123 (revised 2004), “Share-Based Payment” (FAS 123(R)). The Company recognized the share-based compensation based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). During the six months ended June 30, 2007, the Company granted 26,000 stock options with an exercise price at $ 5.00 per share to two employees. The Company used Black-Scholes option pricing model to determine the fair value of stock options on the grant date. The fair value of 26,000 options was approximately $2.18 per share, resulting in a share-based compensation totaling $56,680. Of the total fair value of 56,680, $9,237 was recognized as expenses under the graded method and the remaining balance would be recognized over the vesting period. As of June 30, 2007, 133,722 shares of stock options became exercisable.

Assumptions

The fair value of each stock option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions, assuming no expected dividends:

	June 30,
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

Stock Option Plan

The Company’s 2006 Stock Incentive Plan, the “2006 Plan”, which is shareholder-approved, permits the grant of stock options to its employees up to 1,500,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price per share equal to the market price of the grant date. These options have up to ten-year contractual life term. Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date. The share-based compensation will be recognized based on graded method over the four years or over the three years regarding the options granted to directors in order to match their directorship terms. A summary of option activities under the 2006 Plan during the six months ended June 30, 2007 is presented as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value at Reporting Date
Outstanding at January 1, 2007	506,000	$5.00	8.67	-
Granted	26,000	5.00	9.67	-
Exercised	-	-	-	-
Forfeited or expired	(83,334)	5.00	8.67	-
Outstanding at June 30, 2007	448,666	5.00	8.72	$-
Exercisable at June 30, 2007	133,722	$5.00	8.67	$-

(Note: The trading price of the Company’s common stock at June 30, 2007 was $1.75 per share. Therefore, no intrinsic value reported.)

A summary of the status of the Company’s non-vested stock options during the six months ended June 30, 2007 is presented below:

Non-Vested Options	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2007	472,667	$11.10
Granted	26,000	2.18
Vested	(100,389)	11.10
Forfeited or expired	(83,334)	11.10

Non-vested at June 30, 2007	314,944	$10.36

NOTE 7 ─ STOCK OPTIONS (Continued)

As stock-based compensation expense recognized in the unaudited consolidated statements of income for the six months ended June 30, 2006 and 2007 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the six months ended June 30, 2006 and 2007, stock-based compensation expenses recognized were $1,060,408 and $785,020, respectively.

NOTE 8 ─ ACQUIRING 65% INTEREST OF NORTH DIAMOND

On January 3, 2007, the Company acquired 65% interest in North Diamond and the purchase price determined in accordance with the Amended and Restated Purchase Option Agreement was $1,977,864, of which $97,507 was the interest paid at a rate of 6% per annum in line with the amount of capital infused and the time length in which the capital was infused. This transaction was accounted for as assets exchanged between the entities under common control in accordance with Appendix D of SFAS No. 141, as the owners of the 65% of North Diamond also own greater than 50% of the Company. The amount of cash consideration exceeded the historical cost of the investment on the parent company’s book was deemed as dividends.

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

Since the financial information for the six months ended June 30, 2006 did not include the financial information of North Diamond, the pro forma information presented below will provide the information of financial performance as if the acquisition took place on January 1, 2006.

NOTE 8 ─ ACQUIRING 65% INTEREST OF NORTH DIAMOND (Continued)

	Historical Information		Pro Forma	Pro Forma
	The Company	North Diamond	Adjustment	Information
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$17,739,174	$982,522	$(89,775)	$18,631,921

Net income	$2,782,802	$(128,812)	$(39,995)	$2,613,995

Basic earnings per share	$0.13			$0.13
Diluted earnings per share	$0.13			$0.12

Basic weighted average number of common shares outstanding	20,769,420			20,769,420

Diluted weighted average number of common shares outstanding	20,985,087			20,985,087

* The pro forma adjustment was resulted from the inter-company transactions between the Company and North Diamond during the six months ended June 30, 2006.

NOTE 9 ─ EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) attributable to common shareholders	$2,782,802	$(1,720,661)	833,404	$(647,598)
Net income (loss) used in computing diluted earnings per share	$2,782,802	$(1,720,661)	833,404	$(647,598)

Denominator:
Weighted average common shares outstanding - basic	20,769,420	22,593,000	22,593,000	22,593,000
Potential diluted shares from stock options granted	215,667	-	326,392	-
Weighted average common share outstanding - diluted	20,985,087	22,593,000	22,919,392	22,593,000

Basic earnings per share	$0.13	(0.08)	$0.04	$(0.03)
Diluted earnings per share	$0.13	(0.08)	$0.04	$(0.03)

NOTE 10 ─ SEGMENT REPORTING

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales to China domestic customers	$2,153,909	$4,367,754	$582,371	$2,273,817
Sales to international customers	15,585,265	11,290,754	8,405,625	6,622,604

	$17,739,174	$15,658,508	$8,987,996	$8,896,421

	China	International
	Customers	Customers	Total

As of June 30, 2006
Revenue	$2,153,909	$15,585,265	$17,739,174
Gross margin	32%	36%	36%
Receivable	663,239	6,016,809	6,680,048
Inventory	3,711,681	-	3,711,681
Property and equipment	2,307,068	-	2,307,068
Expenditures for long-lived assets	2,172,719	-	2,172,719

As of June 30, 2007
Revenue	$4,367,754	$11,290,754	$15,658,508
Gross margin	25%	13%	16%
Receivable	4,561,640	6,844,101	11,405,741
Inventory	6,549,228	-	6,549,228
Property and equipment	8,395,123	-	8,395,123
Expenditures for long-lived assets	2,910,149	-	2,910,149

NOTE 11 ─ SIGNIFICANT EVENTS

On November 18, 2006, Shenzhen Diguang Electronics Co., Ltd., “Diguang Electronics”, and Diguang International Holdings Limited, “Diguang Holdings”, entered into a Sino-Foreign Equity Joint Venture Agreement, the “Joint Venture Agreement”, for the establishment of Wuhan Diguang Electronics Co., Ltd., “Wuhan Diguang”. Pursuant to the Joint Venture Agreement, Diguang Electronics and Diguang Holdings shall set up Wuhan Diguang in Wuhan, Hubei Province, the People’s Republic of China, with a registered capital of $1 million, of which 70% shall be infused by Diguang Electronics and the remaining 30% by Diguang Holdings. The business scope of Wuhan Diguang shall be “manufacture and sale of flat panel display, LED optical-electronic parts, fuse, LCD module, back light and electronic spare parts”.

Wuhan Diguang was then established on March 13, 2007 and its business license issued by Wuhan Municipal Administrative Bureau for Industry and Commerce is valid for 20 years expiring on March 12, 2027. In accordance with the Joint Venture Agreement, the registered capital of Wuhan Diguang shall be contributed in three installments, with the first one ($150,000) made in three months after the issuance of the business license, the second one ($300,000) made in twelve months after the issuance of the business license, and the last one ($550,000) made in eighteen months after the issuance of the business license.

NOTE 11 ─ SIGNIFICANT EVENTS (Continued)

As of June 30, 2007, $700,000 has been infused by Diguang Electronics, and $300,000 has been infused by Diguang Holdings. The capital infused was verified on June 1, 2007 by Wuhan Jingkai Accountant Firm.

On June 29, 2007, in accordance with a Board resolution, the Company made $2,198,992 (RMB17 million) of investment for the purchasing of the land usage rights of 34,930 square meters of industrial land in Guangming High-Tech Industry Park in Shenzhen, the PRC, for 50 years, which was recorded in Plant, Property and Equipment line item. The land must be mainly used for developing and producing New-style Efficiency Semiconductor, TFT-LCD, in accordance with the agreement of High-Tech Industry Park Office.

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

We conduct that business principally through the operations of Diguang Electronics and Dihao (Yangzhou) Co., Ltd., “Dihao”.  As of June 30, 2007, Diguang Electronics has approximately 2,025 full-time employees as of June 30, 2007, which number of employees changes from time to time as needed. Dihao is headquartered in Shenzhen, China, with additional offices and backlight manufacturing operations in Dongguan, China. As of June 30, 2007, Dihao has approximately 357 full-time employees, which number of employees changes from time to time as needed. Dihao is a subsidiary of North Diamond, 65% of which was recently acquired on January 3, 2007 by the Company. Wuhan Diguang Electronics Co., Ltd was established as a manufacturing site and an in-house facility mainly for a Taiwan-based customer for large inches of TFT-LCD and it has approximately 194 employees as of June 30, 2007

Well Planner is involved in the import of raw materials into China and export of finished products from China. Well Planner currently has no fixed assets.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition presented in this section are based on our financial statements, which have been prepared in accordance with the generally accepted accounting principles in the United States. During the preparation of our financial statements we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.

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

We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of June 30, 2007 and December 31, 2006 was adequate, respectively. However, actual write-off might exceed the recorded allowance.

Inventories

Inventories compose of raw materials and components, work in progress and finished goods, all of which are related to backlight products. Inventories are valued at the lower of cost, based on weighted average method, or the market. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We make provisions for estimated excessive and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. We write down inventories that are not saleable, excessive or obsolete, whether raw materials, work-in-process or finished goods, by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts and statistics, judgment is used for assessing provisions for the remaining inventory based on salability and obsolescence.

The increase in inventories is primarily related to finished goods in transit to certain domestic customers at month end and the corresponding revenue would be recognized in the fourth quarter this year subsequent to completion of customs clearance.

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

Effective January 1, 2007, the Company adopted the FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FIN 48, the Company performed a self-assessment based on the information available and concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.  The Company classifies interest and/or penalties as part of income tax provision, which was zero during the three months ended June 30, 2007.

Well Planner is subject to corporate income tax under Hong Kong Inland Revenue jurisdiction. However, Well Planner does not have Hong Kong sourced income. In accordance with Hong Kong tax regulation, Well Planner has not been taxed since its inception.

There is no income tax for companies domiciled in BVI. Accordingly, Diguang Technology and North Diamond have not presented any income tax provision related to British Virgin Islands tax jurisdiction.

Diguang Electronics is registered at Shenzhen and subject to a favorable income tax rate at 15% compared to a statutory income tax rate of 33%, 30% for the Chinese central government and 3% for the local government, under the current Chinese tax laws because Shenzhen is a special zone designated by the Chinese central government to attract foreign investments. Diguang Electronics has been designated a high-tech company by Shenzhen Bureau of Science, Technology & Information. Under this category, Diguang Electronics is entitled to enjoy a 50% exemption from corporate income tax at the rate of 15% for the three years from January 1, 2004 to December 31, 2006. However, in accordance with the Rules for the Implementation of the Chinese Income Tax law for Enterprises with Foreign Investment and Foreign Enterprises prescribed by the Chinese central government, the minimum corporate income tax rate should be 10% within the three years ended December 31, 2004, 2005, and 2006. We recorded the income tax provision based on 10% of corporate income tax rate for the years ended December 31, 2004, 2005 and 2006 considering that the difference between the 7.5% rate implemented by the local tax authority and the 10% rate in terms of the rules prescribed by the Chinese central government should be recognized as income tax payable for conservative consideration. And for the year of 2007, the income tax rate is 15%.

Dihao is registered in Yangzhou and subject to a favorable income tax rate at 24% compared to a statutory income tax rate of 33%, 30% for the Chinese central government and 3% for the local government, under the current Chinese tax laws because Yangzhou Development Zone is a special zone designated by the Chinese central government to attract foreign investments. Dihao has been designated a high-tech company by Yangzhou Bureau of Science, Technology and Information. Under this category, Dihao is entitled to enjoy a 100% exemption of corporate income tax for the first two years from the first profit-making year and a 50% exemption of corporate income tax for the following three years in accordance with the preferential rules established by Yangzhou local tax authority on August 2, 1999. Therefore, there is no income tax for Dihao in 2007.

Wuhan Diguang Electronics Co., Ltd., “Wuhan Diguang”, has been designated a foreign investment company. Under this category, Wuhan Diguang has been entitled to enjoy a 100% exemption of corporate income tax for the first two years from the first profit-making year and a 50% exemption of corporate income tax for the following three years in accordance with the preferential rules established by Wuhan local tax authority. Therefore, there is no income tax for Wuhan Diguang in the year of 2007. After the favorable income tax period, Wuhan Diguang will be subject to a statutory income tax rate of 33%, 30% for the central government and 3% for the local government.

Diguang International Development Co., Ltd. was established under the laws of the State of Nevada and is subject to U.S. federal income tax and one state income tax. For U.S. income tax purposes no provision has been made for U.S. taxes on undistributed earnings of overseas subsidiaries with which the Company intends to continue to reinvest. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends, or lent to the Company, or if the Company should sell its stock in the subsidiary. The predecessor company accumulated certain net operation loss carry forwards; however, due to the changes in ownership, the use of these net operation loss carry forwards may be limited in accordance with U.S. tax laws.

Because the consolidated financial statements were based on the respective entities’ historical financial statements, the respective effective income tax rate for the periods reported only represents the effect of actual income tax provisions incurred in Diguang Electronics, Dihao and Diguang International Development Co., Ltd.

The new tax law, Enterprise Income Tax Law of The People’s Republic of China, was passed by the 5th Session of the 10th National People’s Congress on March 16, 2007. According to it, the rate of enterprise income tax shall be 25%, effectively from January 1, 2008. The Company does not expect that the contemplated implementation of this Law has significant impact on its financial position and results of operation.

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

Results of Operations

Comparison of three months ended June 30, 2007 and 2006

Revenue

Net revenue was approximately $8.9 million for three months ended June 30, 2007, a decrease of $92,000 or 1%, compared to $9.0 million for the same period of the prior year. The slight decline in revenue was due to an increase in delivery of backlights to some newly developed international large customers and domestic customers despite the overall pricing pressure in the backlight industry and a decrease in delivery to our long-time major customers for LCD assembly as a result of the general shortage in supplies in TFT-LCD materials this year. With limited allocation and strong demand of the materials, the unbalanced situation is expected to be eased at the end of this year. Our significant portion of revenue, derived from selling CCFL and LED backlights for production of LCD monitors, was affected by pricing pressure on LCD monitors due to price erosion in the end market. However, our strategy was to improve our product mix in favor of higher-priced products in the categories such as CCFL for automobile TV and large size CCFL for TFT-LCD. This strategy mitigated some of the impact of the pricing pressure on our financial results.

Our total net revenue can be divided into international sales and domestic sales as follows:

	Three months ended June 30,
	2006	2007
International sales	8,406,000	6,623,000
Domestic sales	582,000	2,274,000
Total	8,988,000	8,896,000

Sales to international customers totaled $6.6 million for the three months ended June 30, 2007, a decrease of $1.8 million or 21%, compared to $8.4 million for the same period of the prior year. The decrease in revenue was primarily due to reduced unit prices as a result of the pricing pressure and a general market shortage of LCD raw materials for the TFT-LCD panel assembly industry this quarter. Despite this, we were able to secure certain large Taiwanese and Korean customers. Also, by integrating our marketing capabilities through the acquisition of a 65% interest in North Diamond, which owns a backlight manufacturing company in Yangzhou at the beginning of 2007, we were able to establish a foothold in Eastern China, mitigating the pricing pressure. Revenue generated by the joint venture company amounted to $1.9 million for the quarter ended June 30, 2007, which is 151% growth over the preceding quarter and the backlight products were delivered to the Taiwanese customers in Eastern China. After our maiden delivery of large size 19” CCFLs to one of the large Taiwanese-owned LCD panel makers in the first quarter of 2007, we are now increasing our exposure to the Taiwanese TFT-LCD industry. Despite a general reduction in product prices, sales to Taiwanese customers increased to $3.4 million for the quarter ended June 30, 2007, an increase of $1.2 million or 55%, compared with $2.2 million for the same period of the prior year. Due to the changes in TFT-LCD market conditions faced by our major Hong Kong customers in the quarter ended June 30, 2007, sales to our Hong Kong customers were $1.8 million, a decrease of $2.5 million or 58%, compared with $4.3 million in the same period of the prior year. In addition, there was a decrease in delivery of products to other destinations in certain European countries, and Philippines for the bulky volume of CCFL backlights for portable DVD amounting to $270,000 for the second quarter of 2006 but zero for the second quarter of 2007. Despite the decrease, we are working with one of the top TFT-LCD panel makers after being selected as an in house supplier for the higher-priced 19” CCFL products. This would assist us to be more familiar with the new backlight technology and to enhance our capacity.

Sales to domestic customers were $2.3 million for the three months ended June 30, 2007, an increase of $1.7 million or 290%, compared to $582,000 for the same period of the prior year. However, we continued to increase sales to a giant Korea-based customer in Southern China amounting to $571,000 for the quarter ended June 30, 2007, following the maiden delivery in the first quarter in the current year. The main reason for the increase in our sales to the Korean customers is China’s becoming a major potential manufacturing country of TFT-LCD products due to its low labor cost and other competitive costs so that most of the top and secondary tier LCD panel makers have shifted their sources of supply to China from their existing upstream and midstream vendor chains. Accordingly, we believe this shift would provide a vast opportunity for us to venture into the larger size CCFL backlight market, which is our core competency, and probably the related industries such as LED TV backlight and LCD assembly. The remaining increase was primarily due to exploration of new customers despite a decrease in product prices in the competitive market. Despite the lower margin, we could enlarge our customer base to secure more market share. The increase is due to more sales of backlights for LCD products and the electrical product markets in China.

From the product mix aspect, our sales can be divided into two main categories: CCFL and LED products as follows.

	Three months ended June 30,
	2006	2007
CCFL	6,100,000	4,800,000
LED	2,900,000	4,100,000
Total	9,000,000	8,900,000

During the three months ended June 30, 2007, CCFL products accounted for 54% of our total sales revenue, compared to 68% for the same period of the prior year. Sales of CCFL backlights totaled $4.8 million for the quarter ended June 30, 2007, a decrease of $1.3 million or 21%, compared to $6.1 million for the same period of the prior year. The decrease in revenue from sales of CCFL was primarily due to a decline in unit prices as a result of changes in market demands as well as the significant drop in sales to a major Hong Kong based customer due to the unstable TFT-LCD raw materials supply experienced this year. Despite the prevailing drop in unit prices for CCFL products, we successfully boosted the sales of higher-priced products within the CCFL category, such as backlights for automobile TV and the continued supply of larger size 19” CCFL to a Taiwanese customer this quarter, mitigating the effect of the pricing pressure. Moreover, our joint venture company in Yangzhou also supplied comparatively higher-priced CCFL products to its customers in this quarter.

LED backlight products accounted for the remainder of the total sales revenues. Sales of LED backlight products totaled $4.1 million for the three months ended June 30, 2007, an increase of $1.2 million or 41%, compared to $2.9 million for the same period of the prior year. The increase is due to more new and existing customers for small inch LCD products, mobile phones and electrical products. Moreover, our joint venture company in Yangzhou made a maiden delivery of LED products to its customers in this quarter and the revenue contributed to $1.2 million or 14% of the overall group revenue for this quarter. The shift of LED products recorded 46% for the second quarter ended June 30, 2007, which is higher than 42% for the first quarter ended March 31, 2007 and 32% for the second quarter ended June 30, 2006.

Cost of Sales

Since the basic materials for all backlight products are similar, we shall discuss cost of sales in aggregate for all products. Cost of sales was $7.7 million for the three months ended June 30, 2007, an increase of $2 million, or 35%, compared to $5.7 million for the same period of the prior year. The increase in cost of sales for the quarter ended June 30, 2007 was higher than the 1% decrease in total revenue for the same period.

Raw material cost was $5,846,000 for the three months ended June 30, 2007, an increase of $1,638,000 or 39% compared to $4,208,000 for the same period of the prior year. As a percentage of total revenue, raw materials accounted for 66% in the second quarter in 2007, compared with 47% in the same period of the prior year. The reason for the sharp increase is due to the company’s one-off inventory write-down for aging and obsolete inventory amounting to $308,000 for this quarter. Moreover, we could not decrease our procurement cost in the same percentage as the reduction in our revenue because some of the components are market-driven and supply is limited. And some of our new products were sold with a low margin, due to our having to remain active in the backlight market and trying to increase our market share in order to enhance our reputation and image among our customers. We also had tried very hard to develop new customers and faced tough price negotiation in order for us to become their supplier. Both factors contributed to the increase of raw material cost percentage of total revenue.

Labor cost was $1.1 million for the three months ended June 30, 2007, compared to $802,000 for the same period of the prior year. The 34% increase in labor cost was higher than decrease in the revenue of 1% for the second quarter of 2007. Due to minimum wage requirements, annual compensation raises, and an increase in headcounts of the in-house film cutting and LED assembling lines, the general trend was a gradual increase in labor costs. The percentage of labor cost to revenue for the second quarter in 2007 is 12%, an increase of 3%, compared with 9% for the same period in 2006, but a decrease of 2% compared with 14% for the first quarter in 2007, due to production economies of scale for the second quarter in 2007.

Production overhead was $805,000 for the three months ended June 30, 2007, an increase of $90,000 or 13%, compared to $714,000 for the same period of the prior year. The revenue for the second quarter in 2007 declined by 1%, but the production overhead increased because it was semi-variable in nature. In addition, the depreciation expense from the newly established production lines for planned production of the large size 19” CCFL products contributed to the higher increase since we commenced to launch these products not at the optimal quantities to achieve the economics of scale for the second quarter ended June 30, 2007. Moreover, we have incurred $337,000 of production overhead in connection with the in-house facilities, newly set up on March 13, 2007 in Wuhan for the production of increasingly large volume orders for the backlight of large size LCD flat screen mainly for a large Taiwanese customer, and the production did not get to the economies of scale for the quarter ended on June 30, 2007. The percentage of production overhead to revenue for the second quarter in 2007 is 9%, compared with 8% for the same period in 2006 and 11% for the first quarter in 2007.

Gross Margin

The overall gross margin for the quarter ended June 30, 2007 was 13%, a 23% decrease, compared to 36% gross margin for the same period of the prior year. During the second quarter of 2007, we suffered a huge price reduction pressure on our products, which has resulted in an average decline of 12% on the unit price of our old products also sold in the same period of the prior year, and we were unable to shift the entire reduction pressure to our suppliers; and some of the new products, backlight for 19” CCFL LCD and mobile phones, etc., were launched to the customers at a competitive price to win the contract in this quarter of 2007. The lower gross margin for new customers may continue in next quarter but we endeavor to improve the gross margin by increasing the revenue and reducing the procurement cost in long run. The above two factors contributed to a decrease in gross margin by 12%. In addition, certain component costs in the customers’ specification are in the high level and we could not pass the increased costs to our customers. Coupling with the increase in labor cost and production overhead, all these factors contributed to a lower gross margin by 4%. The one-off inventory write down and the production cost in the trial run and commissioning period before the mass production stage for the in-house facilities in Wuhan also increased the cost of sales by $633,000 or pushed downwards the gross margin by 7.3% and after adjusting for this unfavourable factor, we can maintain a gross margin of approximately 20.3% in the second quarter in 2007 compared with 19.8% in the first quarter in 2007. In addition, the unfavorable general price reduction pressure for our product sales is also mitigated by purchasing components and raw materials at a lower price following the general market trend. The gross margin generated by Dihao (Yangzhou) Co., Ltd., “Dihao”, is 21% for the second quarter in 2007 compared with 19.7% in the preceding quarter as a result of quarter to quarter growth in revenue of 151% and increased sale of higher-priced products including the maiden sale of LED products in the second quarter.

Regarding international sales, our gross margin was approximately 11%, a 26% decrease, compared to 37% for the same period of the prior year due to the price reduction pressure from end users who are LCD panel makers. Regarding domestic sales, our gross margin was approximately 23%, a 9% decrease, compared to 32% for the same period of the prior year.

Selling Expenses

Selling expenses were $337,000 for the three months ended June 30, 2007, a decrease of $202,000 or 37%, compared to $539,000 for the prior period. The decrease was primarily attributable to the commissions paid amounting to $24,000 in the second quarter in 2007, a decrease of $230,000 or 90%, which was paid to our trade agencies for marketing activities for existing and prospective customers, compared with $254,000 for the same period in prior year. In the meantime, we increased the number of our sales representatives and raised the sales incentives, resulting in increased expenses of $15,000. During the quarter ended June 30, 2007, advertising and trade shows expenses, and transportation expenses also contributed to a decrease of $15,000 and $28,000 respectively. As a percentage of total sales revenue, selling expenses were approximately 3.8% for the three months ended June 30, 2007 and 6% for the same period of the prior year, respectively.

Research and Development

For the three months ended June 30, 2007, the net research and development expenses were $394,000, an increase of $107,000 or 37%, compared to $287,000 for the same period of the prior year. The increase was mainly attributed to the payroll expenses related to our engineers performing research and development functions amounting to $198,000, an increase of $117,000 or 144%, compared with $81,000 for the same period in the prior year. However, the increase was mitigated by the decrease of $10,000 in material consumption. As a percentage of total sales revenue, research and development expenses were approximately 4.4% and 3.2% for the quarter ended June 30, 2007 and 2006 respectively.

General and Administrative Expenses

General and administrative expenses were $1.1 million for the three months ended June 30, 2007, a decrease of $462,000 or 31%, compared to $1.5 million for the prior year. The decrease was attributed mainly to the recognition of share-based compensation of approximately $160,000 in the second quarter ended June 30, 2007, a decrease of $635,000 or 80%, compared with $795,000 for the same period in the prior year, following the resignation of the former chief financial officer and the two independent directors in the second quarter ended June 30, 2007. In addition, $95,000 less professional fees were incurred in the second quarter in 2007, compared with the same period in the prior year because certain professional services were rendered in the second quarter in 2006 in connection with the reverse merger which took place on March 17, 2006. Start-up expenses in connection with the new manufacturing facilities in Wuhan contributed to an increase of $103,000 for the quarter ended June 30, 2007. And an increase of $78,000 in lease expense, an increase of $27,000 in depreciation expenses mainly for the new office building in Shenzhen, which was purchased in 2006 and put into use in March of 2007, and an increase of $60,000 for office expenses, such as telecommunication fees, business travel expenses and office instrument consumption, mitigated the decrease in the recognition of share-based compensation. As a percentage of total sales revenue, general and administrative expenses represented 14% and 17% for the quarter ended June 30, 2007 and 2006, respectively. Excluding the stock compensation expense, the current general and administrative expense for the period ended June, 2007 and 2006 represented 12% and 8% of total sales revenue respectively.

Interest Income

The net interest income was $71,000 for the quarter ended June 30, 2007, representing a decrease of $16,000 or 18%, compared with an interest income of $87,000 in the same quarter in 2006. We had no interest-bearing debt outstanding during both quarters ended June 30, 2007 and 2006. Interest income was earned on cash generated from operations and unused proceeds from the private placement that took place on March 17, 2006. Interest income for the periods ended June 30 2007 and 2006 represented 0.8% and 0.97% of total sales revenue respectively.

Income Tax Provision

Income tax provision for the quarter ended June 30, 2007 was approximately $19,000, a decrease of $189,000, compared to $208,000 for the prior period. The decrease in income tax provision was attributable mainly to the taxable loss from Diguang Electronics. The taxable loss in Diguang Electronics for the quarter ended June 30, 2007 was $397,000, compared to a taxable income of $3.4 million for the prior period. The tax provision rate for the quarters ended June 30, 2007 and June 30, 2006 was 15% and 10%, respectively. As a percentage of net revenue, income tax provision was 0.2% and 2.3% for the three months ended June 30, 2007 and 2006, respectively.

Net Loss

Net loss was $648,000 for the quarter ended June 30, 2007, compared with $833,000 net income for the same period of the prior year. The net loss was arrived after deduction of the minority interest of $110,000 for the 35% interest in North Diamond, from which we acquired a 65% interest on January 3, 2007. The employee stock option program started on March 1, 2006 when 540,000 shares of stock options were granted. As a result, net income was reduced by share-based compensation of $160,000, compared with $795,000 for the same period of the prior year. The decrease in net income was due mainly to a decrease in total sales revenues and an increase in production cost, an increase in operating expenses, which was primarily attributable to an increase in research and development expenses, and offset by a decrease in professional expense, a decrease in selling expenses and increase in other income. As a percentage of revenue, net income fell to -7% for the period ended June 30, 2007 from 9% for the prior period.

Comparison of six months ended June 30, 2007 and 2006

Revenue

Net revenue was approximately $15.7 million for six months ended June 30, 2007, a decrease of $2.0 million or 11%, compared to $17.7 million for the same period of the prior year. The decline in revenue was due to the overall pricing pressure in the backlight industry and a decrease in delivery to our long-time major customers for LCD assembly as a result of the general shortage in supplies in TFT-LCD materials this year. With limited allocation and strong demand of the materials, the unbalanced situation is expected to be eased at the end of this year. However, we were able to diversify our customer base to certain international large customers and to secure more domestic customers. Our significant portion of revenue, derived from selling CCFL and LED backlights for production of LCD monitors, was affected by pricing pressure on LCD monitors due to price erosion in the end market. However, our strategy was to improve our product mix in favor of higher-priced products in the categories such as CCFL for automobile TV and large size CCFL for TFT-LCD. This strategy mitigated some of the impact of the pricing pressure on our financial results.

Our total net revenue can be divided into international sales and domestic sales as follows:

	Six months ended June 30,
	2006	2007
International sales	15,585,000	11,291,000
Domestic sales	2,154,000	4,368,000
Total	17,739,000	15,659,000

Sales to international customers totaled $11.3 million for the six months ended June 30, 2007, a decrease of $4.3 million or 28%, compared to $15.6 million for the same period of the prior year. The decrease in revenue was primarily due to reduced unit prices as a result of the pricing pressure and a general market shortage of LCD raw materials for the TFT-LCD panel assembly industry for some of our long-time customers during the second quarter ended June 30, 2007. Despite this, we were able to secure certain large Taiwanese and Korean customers. Also, by integrating our marketing capabilities through the acquisition of a 65% interest in North Diamond, which owns a backlight manufacturing company in Yangzhou at the beginning of 2007, we were able to establish a foothold in Eastern China, mitigating the pricing pressure. Revenue generated by the joint venture company amounted to $2.7 million for six months ended June 30, 2007 and the backlight products were delivered to the Taiwanese customers in Eastern China. After our maiden delivery of large size 19” CCFLs to one of the large Taiwanese-owned LCD panel makers in the first quarter ended March 31, 2007, we are now increasing our exposure to the Taiwanese TFT-LCD industry. Despite a general reduction in product prices, sales to Taiwanese customers increased to $4.9 million for the six months ended June 30, 2007, an increase of $1.1 million or 30%, compared with $3.8 million for the same period of the prior year. Due to the changes in TFT-LCD market conditions faced by our major Hong Kong customers in the six months ended June 30, 2007, sales to our Hong Kong customers were $4 million, a decrease of $3.4 million or 46%, compared with $7.4 million in the same period of the prior year. In addition, there was a decrease in delivery of products to other destinations in certain European countries, and Philippines for the bulky volume of CCFL backlights for portable DVD amounting to $270,000 for the six months ended June 30, 2006, but zero for the current period. Despite the decrease, we are working with one of the top TFT-LCD panel makers, after being selected as an in house supplier for the higher-priced 19” CCFL products. This would assist us to be more familiar with the new backlight technology and enhance our capacity.

Sales to domestic customers were $4.4 million for the six months ended June 30, 2007, an increase of $2.2 million or 100%, compared with $2.2 million for the same period of the prior year. However, we continued to increase our maiden sales to a giant Korea-based customer in Southern China amounting to $1.3 million for the six months ended June 30, 2007. The main reason for the increase in our sales to the Korean customers is China’s becoming a major potential manufacturing country of TFT-LCD products due to its low labor cost and other competitive costs so that most of the top and secondary tier LCD panel makers have shifted their sources of supply to China from their existing upstream and midstream vendor chains. Accordingly, we believe this shift would provide a vast opportunity for us to venture into the larger size CCFL backlight market, which is our core competency, and probably the related industries such as LED TV backlight and LCD assembly. The remaining increase was primarily due to exploration of new customers despite a decrease in product prices in the competitive market. Despite the lower margin, we could enlarge our customer base to secure more market share. The increase is due to more sales of backlights for LCD products and the electrical product markets in China.

From the product mix aspect, our sales can be divided into two main categories: CCFL and LED products as follows.

	Six months ended June 30,
	2006	2007
CCFL	12,400,000	8,700,000
LED	5,300,000	6,900,000
Total	17,700,000	15,600,000

During the six months ended June 30, 2007, CCFL products accounted for 56% of our total sales revenue, compared to 70% for the same period of the prior year. Sales of CCFL backlights totaled $8.7 million for the six months ended June 30, 2007, a decrease of $3.7 million or 30%, compared to $12.4 million for the same period of the prior year. The decrease in revenue from sales of CCFL was primarily due to a decline in unit prices as a result of changes in market demands as well as the significant drop in sales to a major Hong Kong based customer due to the unstable TFT-LCD raw materials supply experienced this year. Despite the prevailing drop in unit prices for CCFL products, we successfully boosted the sales of higher-priced products within the CCFL category, such as backlights for automobile TV and the supply of larger size 19” CCFL to a Taiwanese customer in the first six months in 2007, mitigating the effect of the pricing pressure. Moreover, our joint venture company in Yangzhou also supplied comparatively higher-priced CCFL products to its customers in the half year ended June 30, 2007.

LED backlight products accounted for the remainder of the total sales revenues. Sales of LED backlight products totaled $6.9 million for the six months ended June 30, 2007, an increase of $1.6 million or 31%, compared to $5.3 million for the same period of the prior year. The increase is due to more new and existing customers for small inch LCD products, mobile phones and electrical products. Moreover, our joint venture company in Yangzhou made a maiden delivery of LED products to its customers in the second quarter ended June 30, 2007 and the revenue contributed to $1.2 million or 14% of the overall group revenue for the second quarter in 2007. The shift of LED products recorded 44% for the six months ended June 30, 2007, which is higher than 30% compared with the six months ended June 30, 2006.

We expect our LED driver shipments will continue to grow and be more sustainable, as the transition from CCFL to LED backlights is becoming more compelling due to its superior performance in contrast ratio, color gamut, localized dimming and low power consumption.

Cost of Sales

Since the basic materials for all backlight products are similar, we shall discuss cost of sales in aggregate for all products. Cost of sales was $13.2 million for the six months ended June 30, 2007, an increase of $1.8 million, or 15%, compared to $11.4 million for the same period of the prior year. The increase in cost of sales for the six months ended June 30, 2007 occurred while there was a decrease of 11% in total revenue for the same period.

Raw material cost was $9,591,000 for the six months ended June 30, 2007, an increase of $1,215,000 or 15% compared to $8,376,000 for the same period of the prior year. As a percentage of total revenue, raw materials accounted for 61% for the first six months in 2007, compared with 47% for the same period of the prior year. The reason for the sharp increase is due to the company’s one-off inventory write-down for aging and obsolete inventory amounting to $308,000 for the first six months. Moreover, we could not decrease our procurement cost in the same percentage as the reduction in our revenue because some of the components are market-driven and supply is limited. And some of our new products were sold with a low margin, due to our having to remain active in the backlight market and trying to increase our market share in order to enhance our reputation and image among our customers. We also had tried very hard to develop new customers and faced tough price negotiation in order for us to become their supplier. Both factors contributed to the increase of raw material cost percentage of total revenue.

Labor cost was $ 2 million for the six months ended June 30, 2007, compared to $1.4 million for the same period of the prior year. The 42% increase in labor cost was higher than the decrease in the revenue of 11% for the first six months in 2007. Due to minimum wage requirements, annual compensation raises, and an increase in headcounts of the in-house film cutting and LED assembling lines, the general trend was a gradual increase in labor costs. The percentage of labor cost to revenue for the first six months in 2007 is 13%, an increase of 5%, compared with 8% for the same period in 2006.

Production overhead was $1,541,000 for the six months ended June 30, 2007, a decrease of $60,000 or 4%, compared to $1,601,000 for the same period of the prior year. The revenue for the first six months in 2007 declined by 11%, but the production overhead only decreased by 4% because it was semi-variable in nature. In addition, the depreciation expense from the newly established production lines for planned production of the large size 19” CCFL products contributed to the lower decrease since we commenced to launch these products not at the optimal quantities to achieve the economics of scale for the first six months ended June 30, 2007. Moreover, we have incurred $337,000 of production overhead in connection with the in-house facilities, newly set up on March 13, 2007 in Wuhan for the production of increasingly large volume orders for the backlight of large size LCD flat screens mainly for a large Taiwanese customer, and the production did not get to the economies of scale for the six months ended in June 30, 2007. The percentage of production overhead to revenue for the first six months in 2007 is 10%, compared with 9% for the same period in 2006.

Gross Margin

The overall gross margin for the six months ended June 30, 2007 was 16%, a 20% decrease, compared to 36% gross margin for the same period of the prior year. During the first six months in 2007, we suffered a huge price reduction pressure on our products, which has resulted in an average decline of 10% on the unit price of our old products also sold in the same period of the prior year, and we were unable to shift the entire reduction pressure to our suppliers; and some of the new products, backlight for 19” CCFL LCD and mobile phones, etc., were launched to the customers at a competitive price to win the contract in the first half of 2007. The lower gross margin for new customers may continue in next quarter but we endeavor to improve the gross margin by increasing the revenue and reducing the procurement cost in long run. The above two factors contributed to a decrease in gross margin by 10%. In addition, certain component costs in the customers’ specification are in the high level and we could not pass the increased costs to our customers. Coupling with the increase in labor cost and production overhead, all these factors contributed to a lower gross margin by 6%. The one-off inventory write down and the production cost in the trial run and commissioning period before the mass production stage for the in-house facilities in Wuhan together increased the cost of sales by $633,000 or pushed downwards the gross margin by 4% and after adjusting this unfavourable factor, we can maintain the gross margin of approximately 20% in the six months in 2007. In addition, the unfavorable general price reduction pressure for our product sales is also mitigated by purchasing components and raw materials at a lower price following the general market trend. The gross margin generated by Dihao (Yangzhou) Co., Ltd., “Dihao”, is 21% for the first six months in 2007 and the quarter to quarter growth in revenue was 151% and increased sale of higher-priced products including the maiden sale of LED products in the second quarter ended June 30, 2007.

Regarding international sales, our gross margin was approximately 13%, a 23% decrease, compared to 36% for the same period of the prior year due to the price reduction pressure from end users who are LCD panel makers. Regarding domestic sales, our gross margin was approximately 25%, a 7% decrease, compared to 32% for the same period of the prior year.

Selling Expenses

Selling expenses were $963,000 for the six months ended June 30, 2007, an increase of $200,000 or 26%, compared to $762,000 for the prior period. The increase was primarily attributable to the increase in transportation cost of $82,000 and travelling and entertainment expenses of $34,000. In the meantime, we increased the number of our sales representatives and raised the sales incentives, resulting in increased expense of $68,000. During the six months ended June 30, 2007, advertising and trade shows expenses, and commissions paid to trade agencies contributed to a decrease of $41,000 and $19,000 respectively. And office expense also contributed to an increase of $76,000. As a percentage of total sales revenue, selling expenses were approximately 6.2% for the six months ended June 30, 2007 and 4.3% for the same period of the prior year, respectively.

Research and Development

For the six months ended June 30, 2007, the net research and development expenses were $558,000, a decrease of $33,000 or 6%, compared to $591,000 for the same period of the prior year. The decrease was mainly attributed to the decrease in mould charges and raw materials for design and development usage by $224,000 which was offset by the increase in payroll expense of $214,000 related to our engineers performing research and development function. And office expense for research and development contributed to a decrease of $23,000. As a percentage of total sales revenue, research and development expenses were approximately 3.6% and 3.3% for the six months ended June 30, 2007 and 2006 respectively.

General and Administrative Expenses

General and administrative expenses were $2.8 million for the six months ended June 30, 2007, an increase of $814,000 or 40%, compared to $2 million for the prior year. The increase was attributed mainly to the increase in payroll expenses for business expansion by $376,000 and the start-up expenses for in-house facilities in Wuhan amounting to $103,000. And the increase of $163,000 in lease expense, the increase of $66,000 in depreciation expense mainly for the new office building in Shenzhen, which was purchased in 2006 and put into use in March of 2007, the increase of $393,000 for office expense, such as telecommunication fees and office instruments consumption, also contributed to the increase of general and administrative expenses. On the other hand, the recognition of share-based compensation amounted to approximately $785,000 in the six months ended June 30, 2007, a decrease of $275,000 or 26%, compared with approximately $1,060,000 for the same period of the prior year, following the resignation of the former chief financial officer and the two independent directors in the second quarter ended June 30, 2007. In addition, $12,000 less professional fees incurred in the six months in 2007 compared with the same period in the prior year because certain professional services were rendered in the second quarter in 2006 in connection with the reverse merger which took place on March 17, 2006. As a percentage of total sales revenue, general and administrative expenses represented 19% and 11% for the six months ended June 30, 2007 and 2006, respectively. Excluding the stock compensation expense, the current general and administrative expense for the six months ended June, 2007 and 2006 represented 14% and 5% of total sales revenue respectively.

Interest Income

The net interest income was $85,000 for the six months ended June 30, 2007, representing a decrease of $20,000 or 19%, compared with an interest income of $105,000 in the same period in 2006. We had no interest-bearing debt outstanding during the six months ended June 30, 2007 and 2006. Interest income was earned on cash generated from operations and unused proceeds from the private placement that took place on March 17, 2006. Interest income for the periods ended June 30 2007 and 2006 represented 0.54% and 0.59% of total sales revenue respectively.

Income Tax Provision

Income tax provision for the six months ended June 30, 2007 was approximately $19,000, a decrease of $316,000, compared to $335,000 for the prior period. The decrease in income tax provision was attributable mainly to the taxable loss from Diguang Electronics. The taxable loss in Diguang Electronics for the six months ended June 30, 2007 was $585,000, compared to the taxable income of $4.7 million for the prior period. The tax provision rate for the six months ended June 30, 2007 and June 30, 2006 was 15% and 10%, respectively. As a percentage of net revenue, income tax provision was 0.12% and 1.9% for the six months ended June 30, 2007 and 2006, respectively.

Net Loss

Net loss was $1.7 million for the six months ended June 30, 2007, compared with $2.8 million net income for the same period of the prior year. The net loss was arrived after deduction of the minority interest of $136,000 for the 35% interest in North Diamond, from which we acquired a 65% interest on January 3, 2007. The employee stock option program started on March 1, 2006 when 540,000 shares of stock options were granted. As a result, net income was reduced by share-based compensation of $785,000, compared with $1,060,000 for the same period of the prior year. The decrease in net income was due mainly to a decrease in total sales revenues and an increase in production cost, an increase in operating expenses, which was primarily attributable to an increase in selling expenses, increase in payroll expenses, start-up expenses in new facilities, and offset by a decrease in professional expense, a decrease in research and development expenses and an increase in other income. As a percentage of revenue, net income fell to -11% for the six months ended June 30, 2007 from 16% for the prior period.

Liquidity and Capital Resources

As of June 30, 2007, we had total assets of $42.8 million, of which cash amounted to $12 million, accounts receivable amounted to $11 million and inventories amounted to $6.5 million. Our working capital was approximately $20.4 million and our equity was $29.1 million compared with working capital of $23.4 million and equity of $29.6 million at December 31, 2006. Our quick ratio was approximately 2.11:1 compared to the quick ratio of 3.39:1 as of December 31, 2006.

Comparison of six months ended June 30, 2007 and 2006

As of June 30, 2007, our cash position had a net decrease of $6.9 million as compared with cash position of $18.9 million at December 31, 2006.

Net cash used in operating activities was $3.86 million for the six months ended June 30, 2007, compared to the net cash provided by the operating activities of $2.47 million for the same period of the prior year.

Non-cash items added approximately $1,271,000 back to cash outflow from operating activities for the six months ended June 30, 2007, compared with total non-cash items of $1,231,000 for the same period of the prior year. Of the non-cash items for the six months ended June 30, 2007, approximately $785,000 was the share-based compensation, $275,000 lower than $1,060,000 for the same period of the prior year. Depreciation was $350,000 for the six months ended June 30, 2007, $180,000 higher than $170,000 for the prior period, primarily due to the addition of equipment and machinery for our new product lines, such as backlights for computer monitors, during the current reporting period. Minority interest was $136,000 for the six months ended June 30, 2007, and zero for the same period of the prior year, due to the newly acquired 65% interest of North Diamond on January 3, 2007.

The impact of the changes in operating assets and liabilities on cash flow was explained as follows. The accounts receivable during the current quarter was increased by approximately $4.1 million, compared with a $1 million increase in accounts receivable for the six months of 2006. Inventory level increased by $2.1 million during the current period, compared to a $264 increase in inventory for the same period of the prior year. Deposits, prepayment and other receivables increased by $182,000 during the current period, compared to a $375,000 increase in deposits, prepayment and other receivables for the same period of the prior year. VAT recoverables decreased by $153,000 during the current period whereas there was no such change for the first six months of 2006. Advances to suppliers during the current reporting period decreased by $264,000 whereas there was no such change for the first six months of 2006.

Advances from customers increased by $317,000 during the current reporting period, compared with a $336,000 decrease in the same category for the first six months of 2006. In addition, tax payable increased by $18,000 for the current reporting period, compared with a decrease of $157,000 for the same period of the prior year. Accounts payable increased by $1,987,000 for the six months ended June 30, 2007, compared with a $285,000 increase in the same category for the first quarter of 2006. Accruals and other payables increased by $208,000, compared to a $60,000 increase for the first six months of 2006. The following summarized the impact of changes in operating assets and liabilities on cash flow between six months ended June 30, 2007 and June 30, 2006:

•	$3,049,000 from Accounts receivable (negative impact)

•	$2,102,000 from inventory(negative impact)

•	$193,000 from deposits, prepayment and other receivable (positive impact)

•	$153,000 from VAT recoverables (positive impact)

•	$264,000 from Advance to suppliers (positive impact)

•	$1,701,000 from accounts payable (positive impact)

•	$148,000 from accruals and other payable (positive impact)

•	$652,000 from advance from customers (positive impact)

•	$175,000 from taxes payable (positive impact)

The total negative impact from above non-cash items and changes in operating assets and liabilities was approximately $2.0 million.

Net cash used in investing activities amounted to $3.5 million for the six months ended June 30, 2007, an increase of $2.1 million or 144%, compared to the $1.4 million cash used in investing activities during the first six months of 2006. For the six months ended June 30, 2007, we invested $2.9 million into plant, property and equipment, an increase of $2.6 million or 715%, compared with $357,000 for the first six months of 2006. For the first six month of 2006, we redeemed $765,000 marketable securities and paid deposit of $1.8 million for the new office building into which we moved in the six months ended June 30, 2007. And for the six months ended June 30, 2007, we acquired a 65% interest of North Diamond by using the net cash of $469,000 after offsetting the cash acquired from North Diamond to establish a foothold in the Eastern China.

Our primary source of funds for the quarter ended June 30, 2006 was from operating cash flows and the remaining proceeds from financing activities incurred in March 2006. In March 2006, we completed a $12 million private placement in connection with effecting a reverse merger with Online Processing, Inc. Offering expenses paid for the six months ended June 30, 2006, amounted to approximately $1.65 million. In addition, we paid dividends of approximately $111,000 in the six months ended June 30, 2006. For the six months ended June 30, 2007, we have not obtained any funds from financing activities.

Quantitative and Qualitative Disclosures about Market Risk
ITEM 3. TRANSACTION RISK AND CURRENCY RISK MANAGEMENT

Our operations do not employ financial instruments or derivatives which are market sensitive and therefore we are not subject to the financial market risks associated with such instruments and derivatives.

Exchange Rate Sensitivity

Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since a majority of our sales in the six months ended June 30, 2007 were made in U.S. dollars and Hong Kong dollars, and since the Hong Kong dollar is pegged to the U.S. dollar at an amount in the range of 7.75 to 7.82, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. Our interest expense is sensitive to changes in the general level of interest rates in the U.S.

Due to the nature of our short-term investments, we do not believe that there is any material market risk exposure and therefore do not believe that quantitative tabular disclosures are required.

Our production base is in China, which results in a substantial portion of our operating expenses being denominated in Renminbi, although the majority of our purchases are made in U.S. dollars.

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate has remained stable over the past several years. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.3% fluctuation. As a result, the exchange rate of the Renminbi recently rose to 7.61 against the dollar, amounting to a 2% appreciation of the Renminbi for the six months ended June 30, 2007. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business, as described in Risk Factors, above.

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

SIGNIFICANT EVENTS

On April 21, 2006, the Company entered into an option agreement with two of its major shareholders and corporate officers, Yi Song, President and CEO, and Hong Song, COO, to obtain an option to acquire the interest held by the Song Brothers in North Diamond, which is a British Virgin Islands based company. North Diamond established a wholly-owned subsidiary named Dihao Electronic (Yangzhou) Co., Ltd. in Yangzhou, Jiangsu Province, China on June 11, 2004, with registered capital of $5 million. This wholly owned foreign enterprise (WOFE) in China started operation in early 2006.

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

Pursuant to the signed option agreement, the Company has the right to acquire the 32.5% interest currently held by the Song Brothers in North Diamond, in exchange for cash payment of $487,500 plus interest at 6% per annum from the date of capital infused to the date of acquisition actually taken place. The Company also obtained an option to acquire the entire 65% interest from Sino Olympics with the expectation that the total investment could reach $3.25 million plus interest at 6% per annum from the date at which the Song brothers infused their capital into North Diamond to the date the Company exercises this acquisition option. If the Company exercises, solely based on the Company’s discretion, the aforementioned option, the Company will assume the obligation to contribute $3.25 million of the registered capital ($5 million) into this WOFE.

On May 12, 2006, the option agreement mentioned above was amended. Pursuant to the new purchase option agreement, the purchase price for the equity Interest and the additional 32.5% interest should be the amount paid by Optionor for the Equity Interest and $487,500, plus interest at the rate of 6% per annum which should be applied to both of the equity Interest and the additional 32.5% interest, and assumption of any remaining obligation of Optionor to contribute the registered capital to North Diamond. The interest at the rate of 6% per annum shall commence on the date of payment made by Optionor towards its registered capital of North Diamond and shall end on the date of the Exercise Notice.

On January 3, 2007, the Company exercised the option and the purchase price determined in accordance with the Amended and Restated Purchase Option Agreement was $1,977,864, of which $97,507 was the interest paid at an interest rate at 6%. This transaction will be accounted for as assets exchanged between the entities under common control in accordance with Appendix D of SFAS No. 141. The amount of cash consideration exceeding the historical cost of the investment on the parent company’s book will be deemed as dividends.

On November 18, 2006, Shenzhen Diguang Electronics Co., Ltd., “Diguang Electronics”, and Diguang International Holdings Limited, “Diguang Holdings”, entered into a Sino-Foreign Equity Joint Venture Agreement, the “Joint Venture Agreement”, for the establishment of Wuhan Diguang Electronics Co., Ltd., “Wuhan Diguang”. Pursuant to the Joint Venture Agreement, Diguang Electronics and Diguang Holdings shall set up Wuhan Diguang in Wuhan, Hubei Province, the People’s Republic of China, with a registered capital of $1 million, of which 70% shall be infused by Diguang Electronics and the remaining 30% by Diguang Holdings. The business scope of Wuhan Diguang shall be “manufacture and sale of flat panel display, LED optical-electronic parts, fuse, LCD module, back light and electronic spare parts”.

Wuhan Diguang was then established on March 13, 2007 and its business license issued by Wuhan Municipal Administrative Bureau for Industry and Commerce is valid for 20 years expiring on March 12, 2027. In accordance with the Joint Venture Agreement, the registered capital of Wuhan Diguang shall be contributed in three installments, with the first one ($150,000) made in three months after the issuance of the business license, the second one ($300,000) made in twelve months after the issuance of the business license, and the last one ($550,000) made in eighteen months after the issuance of the business license.

As of June 30, 2007, $700,000 has been infused by Diguang Electronics, and $300,000 has been infused by Diguang Holdings.

On June 29, 2007, in accordance with the Board resolution, the Company made $2,198,992 (RMB17 million) of investment for the purchasing the land usage rights of 34,930 square meters of industrial land in Guangming High-Tech Industry Park in Shenzhen, PRC, for 50 years, which was showed in Property and equipment. The land must be mainly used for developing and producing New-style Efficiency Semiconductor, TFT-LCD, in accordance with agreement of High-Tech Industry Park Office.

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

A significant portion of our revenue is generated from a small number of customers.  The aggregate percentage of the revenue contributed by our top three customers in 2006 was 52%, with roughly 47% coming from the two largest customers. For the second quarter of 2007, the top four customers contributed 34% of the total revenue, with 11% coming from the largest customer. Under present conditions, the loss of any of these customers, or a significant reduction in our level of sales to any or all of them, could have a material adverse effect on our business and operating results.

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

In the three months ended June 30, 2007, our revenue and net income decreased by $2 million and $3.0 million respectively compared with the same period of the prior year, partly due to the price reduction as a result of keen competition in the market.

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

We extend credit to our customers based on assessments of their financial circumstances, generally without requiring collateral.  As of June 30, 2007, our accounts receivable, after deducting an allowance for bad debts, was nearly $11 million.  Our overseas customers may be subject to economic cycles and conditions different from those of our domestic customers. We may also be unable to obtain satisfactory credit information or adequately secure the credit risk for some of these overseas customers.  The extension of credit presents an exposure to risk of uncollected receivables.  Additionally, we may not realize from receivables denominated in a foreign currency the anticipated amounts in United States dollar terms due to fluctuations in currency values. Our inability to collect on these accounts may reduce on our immediate and long term liquidity.

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

On May 29, 2007, SAFE issued new “operating procedures” further clarifying its earlier-released Notice 75.

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD

Dated: August 13, 2007	By:	/s/ Yi Song
Yi Song
Chairman and Chief Executive Officer

Dated: August 13, 2007	By:	/s/ Keith Hor
Keith Hor
Chief Financial Officer