Form 10-Q
period 2007-09-30
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2007-11-13
CIK 1158722

FUNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Yes ☐        No ☒

As of September 30, 2007, the Company had 22,593,000 shares of common stock issued and outstanding.

Diguang International Development Co., Ltd.
Form 10-Q
For the Quarter Ended September 30, 2007

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,	September 30,
	2006	2007
ASSETS		(Unaudited)

Current assets:
Cash and cash equivalents	$18,910,808	$11,945,287
Accounts receivable, net of allowance for doubtful accounts of $751,145 and $764,451	5,006,649	16,497,479
Trade receivable from a related party	246,337	-
Inventories, net of provision $545,446 and $899,831	4,008,445	7,418,700
Advance to suppliers	756,208	572,943
Prepayment and other receivables	215,569	503,423
VAT recoverable	220,793	50,573
Amount due from related parties	55,997	67,798
Deferred tax asset	86,572	90,168
Loan receivable from a related party	2,050,204	2,252,829

Total current assets	31,557,582	39,399,200

Investment	1,500,000	1,500,000
Property and equipment, net	2,672,338	9,005,349
Prepayment for purchasing office space	1,969,462	-

Total assets	$37,699,382	$49,904,549

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,685,836	$14,567,676
Advance from customers	177,184	266,707
Accruals and other payables	1,575,933	2,529,870
Accrued payroll and related expense	342,531	581,775
Income tax payable	335,672	381,394

Total current liabilities	8,117,156	18,327,422

Total liabilities	8,117,156	18,327,422

Minority interest	-	1,312,071

Stockholders’ equity:
Common stock, par value $0.001 per share, 50 million shares authorized, 22,593,000 shares and 22,593,000 shares outstanding	22,593	22,593
Additional paid-in capital	14,193,773	15,088,702
Treasury stock at cost	-	(340,000)
Appropriated earnings	1,294,578	1,294,578
Retained earnings	13,202,629	12,222,613
Translation adjustment	868,653	1,976,570

Total shareholders’ equity	29,582,226	30,265,056

Total liabilities and stockholders' equity	$37,699,382	$49,904,549

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In US Dollars)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Revenues, net	$25,991,193	$31,378,156	$8,252,019	$15,719,648
Cost of sales	16,600,268	25,901,467	5,199,144	12,749,505

Gross profit	9,390,925	5,476,689	3,052,875	2,970,143

Selling expense	1,099,820	1,620,372	337,441	657,631
Research and development costs	863,884	945,399	272,659	387,052
General and administrative expenses	3,644,061	4,303,260	1,631,319	1,476,831

Income (loss) from operations	3,783,160	(1,392,342)	811,456	448,629

Interest income (expense), net	113,685	169,319	8,299	84,063
Investment income (loss)	35,392	119,260	7,135	(24,802)
Other income	64,940	432,827	52,455	386,018

Income (loss) before income taxes	3,997,177	(670,936)	879,345	893,908

Income tax provision	545,059	50,668	210,029	31,219

Net income (loss) before minority interest	3,452,118	(721,604)	669,316	862,689

Minority interests		217,614		81,246

Net income (loss)	$3,452,118	$(939,218)	$669,316	$781,443

Weighted average common shares outstanding - basic	21,383,960	22,590,794	22,593,000	22,586,407

Earnings (loss) per share - basic	0.16	(0.04)	0.03	0.03

Weighted average common shares outstanding - diluted	21,624,765	22,590,794	22,814,979	22,586,407

Earning (loss) per shares - diluted	0.16	(0.04)	0.03	0.03

Other comprehensive income (loss):
Net income (loss)	3,452,118	(939,218)	669,316	781,443
Translation adjustment	360,862	1,107,917	252,488	620,718

Other comprehensive income (loss)	$3,812,980	$168,699	$921,804	$1,402,161

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In US Dollars)

	Nine Months Ended September 30,
	2006	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$3,452,118	$(939,218)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	-	217,614
Depreciation	195,987	569,146
Share-based compensation	1,855,713	894,929
Inventory provision	-	354,385
Changes in operating assets and liabilities:
Accounts receivable	(227,901)	(9,752,754)
Inventory	(1,169,655)	(3,262,732)
Prepayment and other receivable	175,076	(176,741)
VAT recoverable	-	169,314
Advance to suppliers	-	146,625
Accounts payable	173,396	7,521,096
Accruals and other payable	457,002	863,123
Advance from customers	(333,194)	94,908
Taxes payable	(4,658)	44,454

Net cash provided by (used in) operating activities	4,573,884	(3,255,851)

Cash flows from investing activities:
Purchase of plant, property and equipment	(689,189)	(3,829,854)
Purchase of marketable securities	331,814	-
Long term investment	(1,500,000)	-
Due from related parties	(432,137)	(128,869)
Business acquisition, net of cash acquired	-	(469,145)
Deposit for office building	(1,824,161)	-

Net cash used in investing activities	(4,113,673)	(4,427,868)

Cash flows from financing activities:
Dividend paid	(111,140)	-
Stock purchase-back	-	(340,000)
Gross proceeds from issuing 2.4 million shares	12,000,000	-
Due to related parties	(135,820)	-
Offering expense	(1,714,906)	-

Net cash provided by financing activities	10,038,134	(340,000)

Effect of changes in foreign exchange rates	309,819	1,058,198

Net increase (decrease) in cash and cash equivalents	10,808,164	(6,965,521)

Cash and cash equivalents, beginning of the period	10,054,568	18,910,808

Cash and cash equivalents, end of the period	$20,862,732	$11,945,287

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

On January 3, 2007, the Company acquired 65% interest of North Diamond by exercising a purchase option, which was entered between the Company and Song brothers who are the holders of these 65% interest in North Diamond because North Diamond is conducting the same business as the Company. The determination of the relevant purchase price was specified in the amended purchase option. The purchase price was determined on January 3, 2007 was $1,977,864.

North Diamond is a holding company of Dihao (Yangzhou) Co., Ltd. thereafter “Dihao”, an operating entity, which is registered in the Yangzhou City Development Zone, Jiangsu Province, China. Dihao conducts business activities developing, manufacturing and marketing backlight products for large size electronic display devices and provide relevant technical services in China.

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

Wuhan Diguang was then established on March 13, 2007 and its business license issued by Wuhan Municipal Administrative Bureau for Industry and Commerce is valid for 20 years expiring on March 12, 2027. Diguang Wuhan started operation on July 1, 2007, and its operating results have been included in the income statement for the nine months ended September 30, 2007.

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

NOTE 2 ─ SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for the complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Foreign Currency Translations and Transactions

The Renminbi, “RMB”, the national currency of PRC, is the primary currency of the economic environment in which the operations of three of subsidiaries, Diguang Electronics and Dihao, Wuhan Diguang are conducted. Hong Kong dollar is the primary currency of the economic environment in which the operations of one of subsidiaries, Well Planner, are conducted. U.S dollar is the functional currency in which Diguang Technology, one subsidiary established under the laws of the British Virgin Islands, recorded all its activities. The Company uses the United States dollars, “U.S. dollars”, for financial reporting purposes.

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

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2006 and September 30, 2007 were adequate, respectively. However, actual write-off might exceed the recorded allowance.

The following table presents allowance activities in accounts receivable.

	December 31,	September 30,
	2006	2007
		(Unaudited)
Beginning balance	$491,908	$751,145
Additions charged to expense	259,237	-
Recovery	-	-
Write-off	-	-
Translation Difference	-	13,306

Ending balance	$751,145	$764,451

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

Property and equipment

Properties and equipment are recorded at cost and are stated net of accumulated depreciation. Depreciation is determined using the straight-line method over the shorter of either the estimated useful lives or the remaining contractual life related to leasehold improvements, as follows:

Office building	20 years
Machinery and equipment	5-10 years
Furniture and office equipment	5 years
Accounting Software	2 years
Vehicles	5-10 years
Software	2-5 years
Leasehold improvement	5 years
Life of land usage right	50 years

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

Research and Development

Research and development costs are expensed as incurred. Research and development expense for the nine-month ended September 30, 2006 and 2007 were $863,884 and $945,399, respectively.

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

Earnings (Loss) Per Share

The Company presents earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings per Share”, “SFAS No. 128”. SFAS No. 128 replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share. The outstanding stock options at September 30, 2006 were 518,000 shares and included in the computation of diluted earnings per share. The outstanding stock options at September 30, 2007 were 421,666 shares and not included determination of the diluted earnings per share as they were anti-diluted.

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

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Adoption of FIN 48

Effective January 1, 2007, the Company adopted the FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FIN 48, the Company performed a self-assessment and concluded that there were no significant uncertain tax positions requiring recognition in its financial statements. The Company’s policy is to classify interest and penalties as part of income tax provision. There were no amounts of interest of penalties incurred during the nine months ended September 30, 2007 or payable at September 30, 2007.

NOTE 3 ─ INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2006	2007
		(Unaudited)
Raw materials	$1,893,360	$3,175,446
Work in progress	930,190	1,803,578
Finished goods	1,207,961	1,618,837
Consignment goods	522,380	1,720,670
	4,553,891	8,318,531
Provision	(545,446)	(899,831)

Inventories, net	$4,008,445	$7,418,700

NOTE 4 ─ PROPERTY AND EQUIPMENT

A summary of property and equipment at cost is as follows:

	December 31,	September 30,
	2006	2007
		(Unaudited)
Land usage rights	$-	$2,222,786
Office buildings	-	2,242,811
Machinery	2,447,037	3,713,668
Office equipments	464,738	845,948
Vehicles	159,959	233,631
Software	10,238	101,551
Building improvement	407,756	1,228,911

	3,489,728	10,589,306
Accumulated depreciation	(817,390)	(1,583,957)

	$2,672,338	$9,005,349

NOTE 4 ─ PROPERTY AND EQUIPMENT (Continued)

The depreciation and amortization for the nine-months ended September 30, 2006 and 2007 were $195,987 and $569,146, respectively. On January 3, 2007, the Company acquired 65% interest of North Diamond, which has resulted in an increase on accumulated depreciation of $197,421.

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

According to the lease agreement between Diguang Electronics and Dongguan Diguang Electronic Science & Technology Co., Ltd., a company 92% owned by Sino Olympics Industrial Limited and 8% owned by Shenzhen Diguang Engine & Equipment Co., Ltd., dated March 30, 2005, Diguang Electronics agreed to pay the rental of RMB380,000 per month including all maintenance fees based on the prevailing market price for a similar facility to be leased in Dongguan area. The lease terms start from February 1, 2005 to January 31, 2010. Both parties agreed that the rental for three months from February to April 2005 shall be waived as Diguang Electronics had to finish its interior remodeling during this period. Based on the above agreement, the Company recorded the monthly rental of RMB361,000 on a straight-line basis. As of December 31, 2006, the related party receivable from Dongguan Diguang is $55,997, approximately one-month rental prepaid. During the nine months ended September 30, 2007, the Company accrued rental of $424,068 payable to Dongguan Diguang and made payments of $435,869 to that entity, resulting in a related party trade receivable of $67,798 as of September 30, 2007. For cash flow reporting purposes, net result of these activities were included in operating activities.

According to the Board resolution on September 26, 2006, Diguang Electronics decided to make a loan of $2 million to Dongguan Diguang through a bank at the current market rate for this type of loan, which would be used for the construction of the new production facility and dormitory in Dongguan area. On September 30, 2006, Diguang Electronics entered into a loan agreement with Dongguan Diguang, which limits the borrowing up to RMB16 million and requires interest payment at a rate consistent with the market rate. On September 30, 2006, Diguang Electronics advanced RMB3,040,000 being the principal with a 5.5% interest rate to Dongguan Diguang through China Merchants Bank, Shenzhen Nanyou Branch. On October 10, 2006, Diguang Electronics advanced RMB12,960,000 being the principal with a 5.5% interest rate to Dongguan Diguang through China Merchants Bank, Shenzhen Nanyou Branch. And on September 30, 2007, the cumulative interest for the loan is RMB880,000, resulting in a related party loan receivable of $2,252,829, The loan will be matured on November 30, 2007.

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

NOTE 6 ─ EQUITY TRANSACTIONS (Continued)

The Company accounts for the transactions of issuing these incentive shares based on the fair value on the grant date. Under SFAS 123R, the Company assesses whether it is probable at the grant date the awards would be earned and if it is probable the expense would be recorded over the period, which in this case is specified as whether the shareholders of Diguang International Development Co., Ltd. can earn any of the above presented shares each year. The Company estimated, based on the results for the nine months ended September 30, 2007, that the after-tax profit target for the entire year 2007 would not be met and did not record any share-based compensation for Song Brothers during this reporting period.

In accordance with the board resolution of the Company dated February 21, 2007, the Company appointed Chardan Capital Markets, LLC, “Chardan”, as the agent to purchase back up to $5 million of Diguang’s common shares on behalf of the Company pursuant to Rule 10b-18 and 10b-5. As of September 30, 2007, the Company had repurchased 200,000 shares of stock at $1.70 per share, resulting in 22,393,000 shares of outstanding stock. The repurchased shares at cost were presented in line of treasury stock in the stockholders’ equity section on the balance sheet as of September 30, 2007.

NOTE 7 ─ STOCK OPTIONS

The Company adopted Statement of Financial Accounting Standards No.123 (revised 2004), “Share-Based Payment” (FAS 123(R)). The Company recognized the share-based compensation based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). During the nine months ended September 30, 2007, the Company granted 26,000 stock options with an exercise price at $5.00 per share to two employees. The Company used Black-Scholes option pricing model to determine the fair value of stock options on the grant date. The fair value of 26,000 options was approximately $2.18 per share, resulting in a share-based compensation totaling $56,680. Of the total fair value of 56,680, $16,164 was recognized as expenses under the graded method and the remaining balance would be recognized over the vesting period. As of September 30, 2007, 133,722 shares of stock options became exercisable.

Assumptions

The fair value of each stock option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions, assuming no expected dividends:

	September 30,
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

Stock Option Plan

The Company’s 2006 Stock Incentive Plan, the “2006 Plan”, which is shareholder-approved, permits the grant of stock options to its employees up to 1,500,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price per share equal to the market price of the grant date. These options have up to ten-year contractual life term. Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date. The share-based compensation will be recognized based on graded method over the four years or over the three years regarding the options granted to directors in order to match their directorship terms. A summary of option activities under the 2006 Plan during the nine months ended September 30, 2007 is presented as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value at Reporting Date
Outstanding at January 1, 2007	506,000	$5.00	8.42	-
Granted	26,000	5.00	9.42	-
Exercised	-	-	-	-
Forfeited or expired	(110,334)	5.00	8.42	-
Outstanding at June 30, 2007	421,666	5.00	8.46	$-
Exercisable at June 30, 2007	133,722	$5.00	8.42	$-

(Note: The trading price of the Company’s common stock at September 30, 2007 was $1.55 per share. Therefore, no intrinsic value reported.)

A summary of the status of the Company’s non-vested stock options during the nine months ended September 30, 2007 is presented below:

Non-Vested Options	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2007	472,667	$11.10
Granted	26,000	2.18
Vested	(100,389)	11.10
Forfeited or expired	(110,334)	11.10
Non-vested at June 30, 2007	287,944	$10.29

NOTE 7 ─ STOCK OPTIONS (Continued)

As stock-based compensation expense recognized in the unaudited consolidated statements of income for the nine months ended September 30, 2006 and 2007 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the nine months ended September 30, 2006 and 2007, stock-based compensation expenses recognized were $1,855,713 and $894,929, respectively.

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

Since the financial information for the nine months ended September 30, 2006 did not include the financial information of North Diamond, the pro forma information presented below will provide the information of financial performance as if the acquisition took place on January 1, 2006.

NOTE 8 ─ ACQUIRING 65% INTEREST OF NORTH DIAMOND (Continued)

	Historical Information
	The Company	North Diamond	Pro Forma Adjustment	Pro Forma Information
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$25,991,193	$2,336,649	$(1,076,096)	$27,251,746

Net income	$3,452,118	$(10,039)	$(32,728)	$3,409,351

Basic earnings per share	$0.16			$0.16
Diluted earnings per share	$0.16			$0.16

Basic weighted average number of common shares outstanding	21,383,960			21,383,960

Diluted weighted average number of common shares outstanding	21,624,765			21,624,765

* The pro forma adjustment was resulted from the inter-company transactions between the Company and North Diamond during the nine months ended September 30, 2006.

NOTE 9 ─ EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) attributable to common shareholders	$3,452,118	$(939,218)	669,316	$781,443
Net income (loss) used in computing diluted earnings per share	$3,452,118	$(939,218)	669,316	$781,443

Denominator:
Weighted average common shares outstanding - basic	21,383,960	22,590,794	22,593,000	22,586,407
Potential diluted shares from stock options granted	240,805	-	221,979	-
Weighted average common share outstanding - diluted	21,624,765	22,590,794	22,814,979	22,586,407

Basic earnings per share	$0.16	(0.04)	$0.03	$0.03

Diluted earnings per share	$0.16	(0.04)	$0.03	$0.03

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales to China domestic customers	$4,401,017	$6,507,453	$2,247,108	$2,139,699
Sales to international customers	21,590,176	24,870,703	6,004,911	13,579,949
	$25,991,193	$31,378,156	$8,252,019	$15,719,648

	China	International
	Customers	Customers	Total
As of September 30, 2006
Revenue	$4,401,017	$21,590,176	$25,991,193
Gross margin	33%	37%	36%
Receivable	2,662,573	3,673,754	6,336,327
Inventory	4,618,684	-	4,618,684
Property and equipment	2,622,629	-	2,622,629
Expenditures for long-lived assets	2,513,350	-	2,513,350

As of September 30, 2007
Revenue	$6,507,453	$24,870,703	$31,378,156
Gross margin	25%	15%	17%
Receivable	1,972,669	15,028,233	17,000,902
Inventory	7,418,700		7,418,700
Property and equipment	9,005,349	-	9,005,349
Expenditures for long-lived assets	3,829,854	-	3,829,854

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

We conduct that business principally through the operations of Diguang Electronics and Dihao (Yangzhou) Co., Ltd., thereafter “Dihao”.  As of September 30, 2007, Diguang Electronics has approximately 2,000 full-time employees, which changes from time to time as needed, Diguang is headquartered in Shenzhen, China, with additional offices and its backlight manufacturing operations in Dongguan, China. As of September 30, 2007, Dihao has approximately 378 full-time employees, which changes from time to time as needed. Dihao is a subsidiary of North Diamond, 65% of which was acquired by us on January 3, 2007. Wuhan Diguang Electronics Co., Ltd was established as in-house facilities mainly for a Taiwan-based customer with the capacity to provide large inches of TFT-LCD and it has approximately 258 employees as of September 30, 2007.

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

We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of September 30, 2007 and December 31, 2006 was adequate, respectively. However, actual write-off might exceed the recorded allowance.

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

Effective January 1, 2007, the Company adopted the FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FIN 48, the Company performed a self-assessment based on the information available and concluded that there were no significant uncertain tax positions requiring recognition in its financial statements. The Company classifies interest and/or penalties as part of income tax provision, which was zero during nine months ended September 30, 2007.

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

Diguang Electronics is registered at Shenzhen and subject to a favorable income tax rate at 15% comparing to a statutory income tax rate of 33%, 30% for the central government and 3% for the local government, under the current Chinese tax laws because Shenzhen is a special zone designated by Chinese central government to attract foreign investments. Diguang Electronics has been deemed as a high-tech company by Shenzhen Bureau of Science, Technology & Information. Under this category, Diguang Electronics has been entitled to enjoy a 50% exemption from corporate income tax at the rate of 15% for three years from January 1, 2004 to December 31, 2006. However, in accordance with the Rules for the Implementation of the Income Chinese Tax law for Enterprises with Foreign Investment and Foreign Enterprises prescribed by the central government, the minimum corporate income tax rate should be 10% within three years ended December 31, 2004, 2005, and 2006. We recorded the income tax provision based on 10% of corporate income tax rate for the years ended December 31, 2004, 2005 and 2006 considering that the difference between the 7.5% rate implemented by the Chinese local tax authority and the 10% rate in terms of the rules prescribed by the Chinese central government should be recognized as income tax payable for conservative consideration.

Dihao is registered at Yangzhou and subject to a favorable income tax rate at 24% comparing to a statutory income tax rate of 33%, 30% for the Chinese central government and 3% for the local government, under the current tax laws of PRC because Yangzhou Development Zone is a special zone designated by Chinese central government to attract foreign investments. Dihao has been a high-tech company by Yangzhou Bureau of Science, Technology and Information. Under this category, Dihao entitled to enjoy a 100% exemption of corporate income tax for the first two years from the first profit-making year and a 50% exemption of corporate income tax for the following three years in accordance with the preferential rules established by Yangzhou local tax authority on August 2, 1999. Therefore, there is no income tax for Dihao.

Wuhan Diguang Electronics Co., Ltd (Wuhan Diguang) has been a foreign investment company. Under this category, Wuhan Diguang entitled to enjoy a 100% exemption of corporate income tax for the first two years from the first profit-making year and a 50% exemption of corporate income tax for the following three years in accordance with the preferential rules established by Wuhan local tax authority. Therefore, there is no income tax for Wuhan Diguang in the year of 2007. After the favorable income tax period, Wuhan Diguang will subject to a statutory income tax rate of 33%, 30% for the Chinese central government and 3% for the local government.

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

Results of Operations

Comparison of Three Months Ended September 30, 2007 and 2006

Revenue

Net revenue was approximately $15.7 million for three months ended September 30, 2007, an increase of $7.4 million or 90%, compared to $8.3 million for the same period of the prior year. The material increase in revenue was due to the following facts that 1) a new international customer placed its order and asked us to deliver our products in the third quarter resulting in the increase in revenue; 2) certain customers asked us to deliver our products in the third quarter as the market demands for their products, large size panels, increased; and 3) the supply of large size glass has significantly improved during the third quarter so that we increased our output by enhancing the use of capacity because certain long-time major customers required us to produce more units of backlights for their large size panels. Our significant portion of revenue was derived from selling the CCFL and LED backlights for production of LCD monitors. Despite the fact that the backlights for LCD monitors were under pressure to cut down the unit price due to price erosion in LCD monitor market, we still managed to improve our product mix in favor of higher-priced products in the category such as CCFL for automobile TV, large size of CCFL for TFT-LCD and the LED for portable DVD and LCD monitors. Doing so mitigated somehow the impact of pricing pressure on our gross margin.

Our total net revenue can be divided into international sales and domestic sales as follows:

	Three months ended September 30,
	2006	2007
International sales	6,005,000	13,580,000
Domestic sales	2,247,000	2,140,000
Total	8,252,000	15,720,000

Sales to international customers totaled $13.6 million for the three months ended September 30, 2007, an increase of $7.6 million or 126%, compared to $6 million for the same period of the prior year. The increase in revenue was primarily due to the balance of supply and demand of LCD raw material for the TFT-LCD panel assembly industry in the market and the significant global demand in the LCD market, particularly the digital display products such as automobile TV, portable DVD, MP3 and MP4 and the LCD series resulting in the surge in demand for the LED backlight in this quarter. Moreover, we still managed to secure certain large Taiwanese and Korean customers. Also, by integration of our marketing effort through the acquisition of 65% interest in North Diamond, which owns a backlight manufacturing company in Yangzhou at the beginning of 2007, we were able to establish a foothold in the Eastern China market, mitigating the pricing pressure. Revenue generated by the Yangzhou facility amounted to $2.8 million for the quarter ended September 30, 2007 and its backlight products were delivered to the Taiwanese customers in Eastern China. Our newly established facility in Wuhan located in Central China also accommodated the production orders on large inches of CCFL products for LCD monitors for a new Taiwanese-owned LCD panel maker in this quarter in addition to the maiden delivery to an existing customer, which is a large Taiwanese-owned TFT-LCD company, in the second quarter of 2007. By increasing our presence in different location of China, we increased our exposure to Taiwanese-owned companies in the TFT-LCD industry. Consequently, sales to the Taiwanese customers increased to $4.5 million for the quarter ended September 30, 2007, an increase of $3.8 million or 507%, compared to $742,000 for the same period of the prior year. Due to the improvement of supply of TFT-LCD materials and the strong demand for the LCD monitors in the market during this quarter, sales to Hong Kong customers were $6.7 million, an increase of $2.5 million or 59%, compared with $4.2 million in the same period of the prior year. The addition of a maiden delivery of the LED products to one of our major Hong Kong customers was also one contributing factor. And sales to some international customers other than the Taiwanese customers and Hong Kong customers also contributed to the increase of $1.3 million. Moreover, our sales to the major Korean customers amounted to $1.3 million for the quarter ended September 30, 2007. The main reason for the increase in sales to the Korean customers is that China is becoming a major potential manufacturing country of TFT-LCD products due to its low labor cost and other competitive edges so that most of the top and secondary tier LCD panel makers have shifted their sources of supply to China from their existing upstream and midstream vendor chain. Accordingly, we believe that this shift would provide a vast opportunity for us to venture into the larger size of CCFL backlight, which is our core competency, and probably the related industries such as LED TV backlight and LCD assembly.

Sales to domestic customers were $2.1 million for three months ended September 30, 2007, a decrease of $107,000 or 5%, compared to $2.2 million for the same period of the prior year. Despite our effort to explore new customers to secure more market share, the revenue dropped mainly due to the general reduction in product price in the competitive market.

From the product mix aspect, our sales can be divided into two main categories: CCFL and LED products as follows.

	Three months ended September 30,
	2006	2007
CCFL	5,367,000	8,230,000
LED	2,885,000	7,490,000
Total	8,252,000	15,720,000

During the three months ended September 30, 2007, CCFL products accounted for 52% of our total sales revenue, compared to 65% for the same period of the prior year. Sales of CCFL backlights totaled $8.2 million for the quarter ended September 30, 2007, an increase of $2.8 million or 52%, compared to $5.4 million for the same period of the prior year. The increase in revenue from sales of CCFL was primarily due to the improvement in supply of TFT-LCD raw material (e.g. glass substitutes) during this quarter and the demand for backlight increased correspondingly in this quarter. Along with the improvement in supply of materials, we increased our delivery of large inches of CCFL backlight to certain long-time customers. Despite the prevailing situation that the unit price of CCFL products was continuing dropping, we still successfully managed to boost the sales of higher-priced products within the CCFL category, such as backlights for automobile TV and the first time supply of larger size of 19” CCFL to a new globally sizeable Taiwanese-based customer during this quarter, mitigating the effect of the pricing pressure. Furthermore, our subsidiary in Yangzhou continued to provide its customers with the comparatively higher-priced CCFL products to the Taiwanese customers during this quarter.

LED backlight products accounted for the remainder of the total sales revenues. Sales of LED backlight products totaled $7.5 million for three months ended September 30, 2007, an increase of $4.6 million or 159%, compared to $2.9 million for the same period of the prior year. The increase is due to more new and existing customers for small inches of LCD products, mobile phones and electrical products due to the great demand in the end-user consumer market during the Christmas festival. Moreover, our subsidiary in Yangzhou continued to deliver the LED products to our customers in this quarter since its maiden delivery in the preceding quarter and its revenue from LED products contributed to $1.3 million or 18% of the consolidated revenue of LED backlights for this quarter. The shift of LED products recorded 47% for the third quarter ended September 30, 2007, which is higher than 42% and 46% for the first and second quarters this year, respectively, and significantly higher than 35% recorded in the third quarter last year. The global demand for digital display products resulted in the significant delivery of LED backlights ranged from 4”-10.4” in this quarter.

Cost of Sales

Since the basic materials for all backlight products are similar, we discuss cost of sales in the aggregate for all products. Cost of sales was $12.7 million for the three months ended September 30, 2007, an increase of $7.5 million, or 144%, compared to $5.2 million for the same period of the prior year.

Raw material cost was $10.8 million for the three months ended September 30, 2007, an increase by $7.1 million or 193%, compared to $3.7 million, for the same period of the prior year.

The increase in cost of sales for the quarter ended September 30, 2007 was due mainly to the increase of sales volume. In addition, due to the decrease in unit selling price, the percentage of raw material in revenue increased to 68% from 45% for the same period of the prior year. Furthermore, we were unable to decrease the procurement cost in the same percentage as the reduction in the unit price pressured by market force as a general trend because some of the components were market-driven and supply was limited. And some of our new products were with a low margin, due to the consideration that we wish to remain in the backlight market and try to increase our market share in order to enhance our reputation and image among our customers. Regarding the increase of raw material cost, we noted that the increase of large size CCFL product volume sold to our long-time customers and a newly added Taiwanese customer accounted for the increase of raw material cost as the material used had a much higher cost tag attached than the cost of raw materials used on other products. Facing this kind of situation, we tried very hard to develop new customers through tough negotiation in order for us to become one of their vendors.

Labor cost was $1,277,000 million for the three months ended September 30, 2007, compared to $975,000 for the same period of the prior year. The increase is due mainly to the labor cost incurred by our Wuhan subsidiary during this quarter and the labor cost incurred in our Yangzhou subsidiary. As labor cost increased by 31% whereas revenue increased by 83%, part of that difference contributed to the increase in gross margin for the third quarter of 2007. The result was that as a percentage of revenue, the labor cost accounted for 4% of the total net revenue, compared to 12% of the net revenue for the same period of 2006.

Production overhead was $715,000 for three months ended September 30, 2007, an increase of $164,000 or 30%, compared to $551,000 for the same period of the prior year. The increase is due mainly to the increase in production volume. The increase was primarily attributable to the leasehold expenses amounting to $216,000 for the third quarter in 2007, an increase of $142,000 or 191%, which was paid for the manufacturing facilities including newly established manufacturing facilities in Wuhan and a newly acquired subsidiary in Yangzhou, compared with $74,000 for the same period in the preceding year. Also, due to the increase of the production equipment, the deprecation were $90,000, an increase of $28,000 or 45%, compared with $62,000 for the same period in preceding year. The above increase was mitigated by the decrease in repair and maintenance expenses, which were $19,000, a decrease of $6,000 or 32%, compared with $13,000 for the same period in the preceding year. The increase in production overhead is lower than the increase in sales revenue, because the production overhead was semi-variable in nature. As a percentage of the net revenue, overhead accounted for 5% of the net revenue compared to 6% of the net revenue for the same period in 2006.

Gross Margin

The overall gross margin for the quarter ended September 30, 2007 was 19%, a 17% decrease, compared to 36% gross margin for the same period of the prior year. During the third quarter of 2007, we suffered a huge price reduction pressure on similar products already launched in 2006 and the sales from large size CCFL backlights accounted for 23% of the net total revenue for this quarter, generating a low-average gross margin. And our new manufacturing facilities in Wuhan also provided products with a lower margin to two new large size customers in this quarter. Under the huge price reduction pressure on our products, the unit price of our old products declined approximately 16%, compared to the unit price during the same period of the prior year. We were unable to transfer the price reduction pressure to our suppliers, which meant that we still paid the market price to procure our raw materials. However, on our sales side, certain new products, such as backlight for 19” CCFL LCD and mobile phones, were launched to our customers at the competitive price in order to win the contracts during this quarter. Furthermore, in order to move into the high-end product, the price of certain components contained in the customers’ specification was higher than the price of the same type of components used in the low-end products, which reduced our gross margin and we were unable to pass the entire burden to our customers in order to maintain our market share in this industry. To the extent we were able to purchase our raw material with lower price consistent with the general price trend of that product market, we took the lower prices, which mitigated the price pressure exercised by our customers. At the same time, our strategy to shift to LED products to our long-time customers also contributed a positive impact to our gross margin during this quarter.

Regarding international sales, our gross margin was approximately 18%, a 20% decrease, compared to 38% for the same period of the prior year due to the price reduction pressure from end users who are LCD panel makers. Regarding domestic sales, our gross margin was approximately 26%, a 9% decrease, compared to 35% for the same period of the prior year.

Selling Expenses

Selling expenses were $658,000 for the three months ended September 30, 2007, an increase of $321,000 or 95%, compared to $337,000 for the prior period. The increase was primarily attributable to the commissions paid amounting to $319,000 for the third quarter in 2007, an increase of $242,000 or 316%, which were paid to our trade agencies for marketing activities for existing and prospective customers, comparing with $77,000 for the same period in the preceding year. Also, during the third quarter in 2007, the transportation expenses were $100,000, an increase of $31,000 or 46%, compared with the increase in revenue of 83%, compared with $69,000 for the same period in the preceding year. In the meantime, we increased the number of our sales representatives and raised the sales incentives, resulting in increased expense of $52,000. The remaining increase of $51,000 includes traveling fee of $23,000 and entertainment fee of $31,000. The increases were mitigated by the decrease of $56,000 in exhibition expenses. As a percentage of total net revenue, selling expenses were approximately 4.2% for the three months ended September 30, 2007 and 4.1% for the same period of the prior year, respectively.

Research and Development

For the three months ended September 30, 2007, the net research and development expenses were $387,000, an increase of $114,000 or 42%, compared to $273,000 for the same period of the prior year. The increase was mainly attributed to the payroll expense related to our engineers performing research and development functions amounting to $218,000, an increase of $143,000 or 191%, compared with $75,000 for the same period in the preceding year. However the increase was mitigated by the decrease of $52,000 in material consumption and the increase of $23,000 in research related expenses. As a percentage of total sales revenue, research and development expenses were approximately 2.6% and 3.3% for the quarter ended September 30, 2007 and 2006 respectively.

General and Administrative Expenses

General and administrative expenses were $1.48 million for the three months ended September 30, 2007, a decrease of $154,000 or 10%, compared to $1.63 million for the prior year. The decrease was attributed mainly to the recognition of share-based compensation of approximately $110,000 in the third quarter ended September 30, 2007, a decrease of $685,000 or 86%, compared with $795,000 for the same period of the prior year, following the resignation of the former chief financial officer and two independent directors in the second quarter ended June 30, 2007. However, more professional fees incurred in the third quarter in 2007 in the amount of $46,000 compared with the same period in the preceding year. Start-up expenses in connection with the new manufacturing facilities in Wuhan contributed to the increase of $194,000 for the quarter ended September 30, 2007 and since the production commenced in this quarter and it is expected no further start-up expenses would be incurred in fourth quarter ended December 31, 2007. The other increase of $291,000 was the lease expense and depreciation expenses associated with the new office building in Shenzhen, which was purchased in the year of 2006 and put into use in March of 2007, and the office expense, such as telecommunication fee, business travel expense and office instruments consumption mitigated both decreases above. As a percentage of total sales revenue, general and administrative expenses represented 9.6% and 19.8% for the quarter ended September 30, 2007 and 2006, respectively. Excluding the stock compensation expense, the current general and administrative expense for the period ended September, 2007 and 2006 represented 8.6% and 10.1% of total sales revenue respectively.

Interest Income

The net interest income was $84,000 for the quarter ended September 30, 2007, representing an increase of $76,000 or 90%, compared with an interest income of $8,000 in the same quarter in 2006. We had no interest-bearing debt outstanding during the quarter ended September 30, 2007 and 2006, respectively. The increase of $36,000 is from the loan to related party Dongguan Diguang Electronic Science and Technology Co., Ltd., a China based entity from which Diguang Electronics has rented the plant, and the remaining was earned on cash generated from operations and unused proceeds from the private placement that took place on March 17, 2006. Interest income for the periods ended September 30 2007 and 2006 represented 0.6% and 0.1% of total sales revenue respectively.

Income Tax Provision

Income tax provision for the quarter ended September 30, 2007 was approximately $31,000, a decrease of $179,000, compared to $210,000 for the prior period. The decrease in income tax provision was attributable mainly to the decrease of estimated taxable profit in Diguang Electronics, the estimated taxable profit in Diguang Electronics for the quarter ended September 30, 2007 was $203,000, compared to the taxable income of $2.1 million for the three months ended September 30, 2007 of the prior period. The tax provision rate for the quarters ended September 30, 2007 and September 30, 2006 was 15% and 10%, respectively. As a percentage of net revenue, income tax provision was 0.2% and 2.5% for the three months ended September 30, 2007 and 2006, respectively.

Net Income

Net income was $781,000 for the quarter ended September 30, 2007, an increase of $112,000 or 17% compared with $669,000 net income for the same period of the prior year. The net income was arrived after deduction of the minority interest of $81,000 for the 35% interest in North Diamond, from which we acquired 65% interest on January 3, 2007. The employee stock option program started on March 1, 2006 when 540,000 shares of stock options were granted. As a result, net income was reduced by share-based compensation of $110,000, compared with $795,000 for the same period of the prior year. The increase in net income was mainly due to an increase in total revenues which was offset by the increase in production cost, and the increase in operating expenses, which was primarily attributable to the increase in research and development expenses, selling expenses and general and administration expenses attributable to the increase in professional expense, start-up expenses in connection with the new manufacturing facilities in Wuhan and the general increase in office expenses. As a percentage of revenue, net income was 3% and 3% for three months ended September 30, 2007 and 2006, respectively..

Comparison of Nine Months ended September 30, 2007 and 2006

Revenue

Net revenue was approximately $31.4 million for the nine months ended September 30, 2007, an increase of $5.4 million or 21%, compared to $26 million for the same period of the prior year. The increase in revenue was due to the following factors that 1) the recovery of long-time major customers, particularly the international customers, in the third quarter as a result of the surge in orders from the new products developed since the fourth quarter in 2006; 2) significant increase in delivery of 7”-10.4” inches of LED products following our efforts in research and development of LED backlight series in earlier stages; 3) the revenue generated from CCFL products above 10.4”, particularly the large inches of 19” CCFL higher-priced products, was increasing, which replaced the sales from the traditional products of 7”-10.4”; 4) the increasing contribution from North Diamond, our joint venture in Yangzhou, Eastern China for both mid-size of LED and CCFL products; 5) the continued contribution from Wuhan manufacturing facilities which was already in full operation in the third quarter in 2007; 6) the tremendous global demand for LCD products, which was the significant growth driver for the backlight industry; and 7) despite the fact that the backlights were under pressure to cut down their unit prices due to price erosion in the LCD monitor end market, we successfully managed to improve our product mix in favor of higher-priced products in the category such as CCFL for automobile TV and large size of CCFL for TFT-LCD. As such, numerous multinational corporations shifted their procurement to China for low cost solution and this presented an excellent opportunity to Diguang in terms of cost competition.

Our total net revenue can be divided into international sales and domestic sales as follows:

	Nine months ended September 30,
	2006	2007
International sales	21,590,000	24,871,000
Domestic sales	4,401,000	6,507,000
Total	25,991,000	31,378,000

Sales to international customers totaled $24.9 million for the nine months ended September 30, 2007, an increase of $3.3 million or 15%, compared to $21.6 million for the same period of the prior year. The rise in revenue was primarily due to the global demand in the LCD market, particularly the digital display products such as automobile TV, portable DVD, MP3 and MP4 and the LCD series resulting in the surge in demand for the LED backlight. We were able to secure and develop certain large Taiwanese and Korean customers this year. Also, by integration of our marketing effort through the acquisition of a 65% interest in North Diamond, which owns a backlight manufacturing company in Yangzhou at the beginning of 2007, we were able to establish a foothold in the Eastern China market, mitigating the pricing pressure. Revenue generated by the joint venture company amounted to $5.5 million for the nine months ended September 30, 2007 and the backlight products were delivered to the Taiwanese customers in Eastern China, particularly Shanghai, which is the prime location for the famous international and domestic LCD module manufacturers. Moreover, currently, we are working with the top TFT-LCD panel makers in our new manufacturing facilities in Wuhan for the higher-priced 19” CCFL products and increased our revenue in the third quarter ended September 30, 2007. Along with the maiden delivery of large size of 19” CCFLs to two large Taiwanese-owned LCD panel makers in the nine months ended September 30, 2007, we are now increasing our exposure to the Taiwanese TFT-LCD industry. This situation would assist us to be familiar with the new backlight technology and to enhance our capacity. Revenue generated by the Wuhan factory was $1.2 million in the third quarter ended September 30, 2007 and its financial performance had improved after the full operation this quarter. It is noted that Wuhan is also a strategic location since numerous international LCD module manufacturers already had established their manufacturing bases there. As such, we believe that the growth driven by our key customers in the Wuhan factory would be sustainable. Despite the general reduction trend in the product price, sales to the Taiwanese customers increased to $9.4 million for the nine months ended September 30, 2007, an increase of $4.7 million or 101%, compared with $4.7 million for the same period of the prior year. Despite the sharp reduction of revenue from Hong Kong customers due to the severe TFT-LCD market conditions for the first half year ended June 30, 2007, we successfully regained their orders in the third quarter, so the revenue generated from Hong Kong customers was $10.6 million for the first nine months in the current year, merely a slight decrease of $665,000 or 6%, compared with $11.3 million in the same period of the prior year. And sales to some international customers rather than the Taiwanese customers and Hong Kong customers mitigated the increase of sales to the Taiwanese customers by $754,000 due to price reduction pressure. Moreover, our sales to major Korean customers increased to $3 million for the first nine months this year, an increase of $2.2 million or 273%, compared with $793,000 for the same period in the preceding year. The increase is mainly due to our maiden sales to a giant Korean-based customer in Southern China amounting to $2.3 million for the nine months ended September 30, 2007. The main reason for the increase in sales to Korean customers is that China is becoming a major potential manufacturing country of TFT-LCD product market due to its low labor cost and other competitive costs so that most of the top and secondary tier LCD panel makers have shifted their sources of supply to China from their existing upstream and midstream vendor chain. Consequently, we believe that this shift would provide a vast opportunity for us to venture into the larger size of CCFL backlight, which is our core competency, and probably the related industries such as LED TV backlight and LCD assembly. Our principal manufacturing based in Dongguan, Southern China is well positioned to serve the customers which are LCD TV and monitors manufacturers and LCD assembly firms. Therefore, we had successfully completed the blueprint in our key strategic points located in Eastern, Central and Southern China for our medium to long term development.

Sales to domestic customers were $6.5 million for the nine months ended September 30, 2007, an increase of $2.1 million or 48%, compared to $4.4 million for the same period of the prior year. The increase in domestic sales was primarily due to exploration of new customers despite a decrease in product price in the competitive market. Despite the lower margin, we could enlarge our customer base to secure more market share. The increase is due to more sales of backlights for LCD products and the electrical product markets in China.

From the product mix aspect, our sales can be divided into two main categories: CCFL and LED products as follows.

	Nine months ended September 30,
	2006	2007
CCFL	17,597,000	16,949,000
LED	8,394,000	14,429,000
Total	25,991,000	31,378,000

During the nine months ended September 30, 2007, CCFL products accounted for 54% of our total sales revenue, compared to 68% for the same period of the prior year. Sales of CCFL backlights totaled $16.9 million for the nine months ended September 30, 2007, a decrease of $648,000 or 3.6%, compared to $17.6 million for the same period of the prior year. The decrease in revenue from sales of CCFL was primarily due to a significant drop in sales to a major Hong Kong based customer due to the uncontrollable TFT-LCD raw materials supply experienced in the first six months in the current year, coupled with the price erosion for similar products due to market pricing pressure. Despite the prevailing situation of the drop in unit price for CCFL products, we successfully boosted the sales of higher-priced products within the CCFL category, such as backlights for automobile TV and the supply of larger size of 19” CCFL to a Taiwanese customer in the first nine months in 2007. Moreover, our joint venture company in Yangzhou also contributed the supply of comparatively higher-priced CCFL products to the customers in the first nine months in the current year. Also, the tremendous increase in delivery of CCFL products to our long-time Hong Kong customers in the third quarter in 2007 mitigated the downside effect experienced in the first half year.

LED backlight products accounted for the remainder of the total sales revenues. Sales of LED backlight products totaled $14.4 million for the nine months ended September 30, 2007, an increase of $6.0 million or 72%, compared to $8.4 million for the same period of the prior year. The increase is due to more new and existing customers for small inches of LCD products, mobile phones and electrical products. Moreover, our joint venture company in Yangzhou commenced to deliver LED products to our customers from the second quarter ended June 30, 2007 onwards and the revenue contributed to $2 million or 14% of the total LED revenue for the first nine months in 2007. The shift of LED products recorded 46% for the nine months ended September 30, 2007, which is higher than 32% for the nine months ended September 30, 2006. During the third quarter this year, there is a significant increase in LED products ranging from 4” to 10.5” delivered to our customers and CCFL products of similar size were gradually replaced by the large size of CCFL products.

We expect our LED driver shipments will continue to grow and be more sustainable, as the transition from CCFL to LED backlights is becoming more compelling due to its superior performance in contrast ratio, color gamut, localized dimming and low power consumption.

Cost of Sales

Since the basic materials for all backlight products are similar, we discuss cost of sales in the aggregate for all products. Cost of sales was $25.9 million for the nine months ended September 30, 2007, an increase of $9.3 million, or 56%, compared to $16.6 million for the same period of the prior year. The increase in cost of sales for the nine months ended September 30, 2007 was higher than the increase of 21% in total revenue for the same period.

Raw material cost was $20.3 million for the nine months ended September 30, 2007, an increase by $8.1 million or 66% compared to $12.3 million for the same period of the prior year. The increase in cost of sales for the nine months ended September 30, 2007 was mainly due to the increase of sales volume. In addition, as a percentage of total revenue, raw material accounted for 64% for the first nine months in 2007, compared with 47% for the same period of the prior year. The reason for the sharp increase is that the company had made a one-off inventory write-down for aging and obsolete inventory amounting to $354,000 in the second quarter this year. Also, we have delivered large inches of CCFL to both Hong Kong and Taiwan customers at lower margin particularly in the third quarter this year. Furthermore, we were unable to decrease the procurement cost in the same percentage as the reduction in the unit price pressured by market force as a general trend because some of the components were market-driven and supply was limited. Furthermore, we were unable to decrease the procurement cost in the same percentage as the reduction in the unit price pressured by market force as a general trend because some of the components were market-driven and supply was limited. And some of our new products were with a low margin, due to the consideration that we wish to remain in the backlight market and try to increase our market share in order to enhance our reputation and image among our customers. Regarding the increase of raw material cost, we noted that the increase of large size CCFL product volume sold to our long-time customers and a newly added Taiwanese customer accounted for the increase of raw material cost as the material used had a much higher cost tag attached than the cost of raw materials used on other products. Facing this kind of situation, we tried very hard to develop new customers through tough negotiation in order for us to become one of their vendors. In addition, to lessen the fund requirement in procurement of raw materials for consumption of large size of CCFL backlight, we processed the products for one of our key Taiwanese customers in Wuhan on an OEM basis. Also, we have developed a low cost solution to offset against its effect on lower margin.

Labor cost was $3,297,000 for the nine months ended September 30, 2007, compared to $2,654,000 for the same period of the prior year. There was an increase of $643,000 or 24% in labor cost compared to the same period of prior year. As labor cost increased by 24% whereas revenue increased by 21%, labor cost increased slightly higher than the increase in revenue. However, as a percentage of labor cost to revenue, the labor cost accounted for 10% of total net revenue, compared with 12% of the net revenue for the same period in 2006. We were able to reduce the percentage of labor cost to revenue through improvement of our productivity so as to effectively control the labor cost. In addition, the increase in revenue of large inches of CCEL required less labor content for production.

Production overhead was $2,256,000 for the nine months ended September 30, 2007, an increase of $602,000 or 36%, compared to $1,654,000 for the same period of the prior year. The increase was primarily attributable to the start-up expenses in connection with the new manufacturing facilities in Wuhan amounting to $435,000 for the nine months ended in September of 2007, an increase of $355,000 or 442%, compared with $80,000 for the same period in the preceding year. As the result of an increase in production volume, there was an increase for water and electricity fee, water and electricity fee was $488,000, an increase of $179,000 or 58%, compared with $308,000 for the same period in the preceding year. Also, the leasehold expense for manufacturing facilities was $464,000, an increase of $134,000 or 41%, compared with $330,000 for the same period in the preceding year. The above increase was mitigated by the decrease in repair and maintenance expenses and factory expenses, the repair and maintenance expenses were $35,000, a decrease of $52,000 or 60%, compared with $87,000 for the same period in the preceding year; the factory expenses mainly including telecommunication fee and travelling expenses etc were $73,000, a decrease of $14,000 or 19%, compared with $59,000 for the same period in the prior year. The increase in production overhead was lower than the increase in the sales revenue, because the production overhead was semi-variable in nature. As percentage of production overhead to revenue, overhead accounted 7% of the total net revenue, compared to 6% of the net revenue for the same period in 2006.

Gross Margin

The overall gross margin for the nine months ended September 30, 2007 was 17%, a 19% decrease, compared to 36% gross margin for the same period of the prior year. During the first nine months in 2007, we suffered a huge price reduction pressure on our products, the unit price of our old products declined approximately 27% compared to the same period of the prior year. We were unable to transfer the price reduction pressure to our suppliers, which meant that we still paid the market price to procure our raw materials. In addition, certain component cost in the customers’ specification is in the high level and we were not able to pass the cost increase to our customers. The one-off inventory write down and the production cost in the trial run and commissioning period before the mass production stage for the in-house facilities in Wuhan increased the cost of sales by $743,000. However, on our sales side, certain new products, such as backlight for 19” CCFL LCD and mobile phones, were launched to our customers at the competitive price in order to win the contracts during the first nine months of 2007. Furthermore, in order to move into the high-end products, the price of certain components contained in the customers’ specification was higher than the price of the same type of components used in the low-end products, which reduced our gross margin and we were unable to pass the entire burden to our customers in order to maintain our market share in this industry. To the extent we were able to purchase our raw material with lower price consistent with the general trend of that product market; we took the lower prices, which mitigated the price pressure exercised by our customers. At the same time, our strategy to shift to LED products to our long-time customers also contributed a positive impact to our gross margin during the nine months ended in September of 2007.

Regarding international sales, our gross margin was approximately 15%, a 22% decrease, compared to 37% for the same period of the prior year due to the price reduction pressure from end users who are LCD panel makers. Regarding domestic sales, our gross margin was approximately 25%, an 8% decrease, compared to 33% for the same period of the prior year.

Selling Expenses

Selling expenses were $1.6 million for the nine months ended September 30, 2007, an increase of $521,000 or 47%, compared to $1.1 million for the prior period. The increase was primarily attributable to the increase in transportation cost of $113,000 and traveling and entertainment expenses of $88,000. In the meantime, we increased the number of our sales representatives and raised the sales incentives, resulting in increased expense of $120,000. Also, commission paid to trade agencies contributed to an increase of $223,000 and the office expenses decreased by $43,000 for the first nine months in 2007 compared with the same period in the preceding year. The remaining increase of $112,000 was mainly telecommunication, leasehold fee and advertisement etc. However, there was a decrease in trade shows and exhibition by $92,000 .As a percentage of total sales revenue, selling expenses were approximately 10% for the nine months ended September 30, 2007 and 4.2% for the same period of the prior year, respectively.

Research and Development

For nine months ended September 30, 2007, the net research and development expenses were $945,000, an increase of $81,000 or 9%, compared to $864,000 for the same period of the prior year. The increase was mainly attributed to the decrease in mould charges and raw materials for design and development usage by $334,000, which was offset by the increase in payroll expense of $366,000 related to our engineers performing research and development function. And office expense for research and development contributed to an increase of $50,000. As a percentage of total sales revenue, research and development expenses were approximately 3.1% and 3.3% for the nine months ended September 30, 2007 and 2006 respectively.

General and Administrative Expenses

General and administrative expenses were $4.3 million for the nine months ended September 30, 2007, an increase of $659,000 or 18%, compared to $3.6 million for the prior year. The increase was attributed mainly to the increase in payroll expenses for business expansion by $520,000 and the start-up expenses for in-house facilities in Wuhan amounting to $297,000. And the increase in lease expense and the depreciation expense associated with the new office building in Shenzhen that was purchased in the year of 2006 and put into use in March of 2007, and the increase of office expense, such as telecommunication fee and office instruments consumption, also contributed to the increase of general and administrative expenses in the amount of $860,000. On the other hand, the recognition of share-based compensation of approximately $895,000 in the nine months ended September 30, 2007, a decrease of $961,000 or 52%, compared with approximately $1,856,000 for the same period of the prior year, following the resignation of the former chief financial officer and two independent directors in the second quarter ended June 30, 2007. In addition, less professional fees of $57,000 incurred in the nine months ended on September 30 of 2007 compared with the same period in the preceding year because certain professional services were rendered in the second quarter in 2006 following the reverse merger on March 17, 2006. As a percentage of total sales revenue, general and administrative expenses represented 14% for both nine months ended September 30, 2007 and 2006. Excluding the stock compensation expense, the current general and administrative expense for the nine months ended September, 2007 and 2006 represented 11% and 7% of total sales revenue respectively.

Interest Income

The net interest income was $170,000 for the nine months ended September 30, 2007, representing an increase of $56,000 or 33%, compared with an interest income of $114,000 in the same period of 2006. We had no interest-bearing debt outstanding during both nine months ended June 30, 2007 and 2006, respectively. Interest income was earned on cash generated from operations and unused proceeds from the private placement that took place on March 17, 2006. Interest income for the periods ended September 30 2007 and 2006 represented 0.55% and 0.44% of total sales revenue respectively.

Income Tax Provision

Income tax provision for the nine months ended June 30, 2007 was approximately $51,000, a decrease of $494,000, compared to $545,000 for the prior period. The decrease in income tax provision was attributable mainly to the taxable loss from Diguang Electronics. The taxable loss in Diguang Electronics for the nine months ended September 30, 2007 was $302,000, compared to the taxable income of $5.5 million for the prior period. The tax provision rate for the nine months ended September 30, 2007 and June 30, 2006 was 15% and 10%, respectively. As a percentage of net revenue, income tax provision was 0.16% and 2.1% for the nine months ended September 30, 2007 and 2006, respectively.

Net Loss

Net loss was $939,000 for the nine months ended September 30, 2007, compared with $3.5 million net income for the same period of the prior year. The net loss was arrived after deduction of the minority interest of $218,000 for the 35% interest in North Diamond, from which we acquired 65% interest on January 3, 2007. The employee stock option program started on March 1, 2006 when 540,000 shares of stock options were granted. As a result, net income was reduced by share-based compensation of $895,000, compared with $1,856,000 for the same period of the prior year. The decrease in net income was due mainly to an increase in production cost, an increase in operating expenses, which was primarily attributable to an increase in selling expenses, an increase in payroll expenses, start-up expenses in new facilities, an increase in research and development expenses and offset by a decrease in professional expense, an increase in revenue and increase in other income. As a percentage of revenue, net income fell to -4.0% for the nine months ended September 30, 2007 from 16% for the prior period.

Due to aggressive efforts in improving our financial result for the nine months ended September 30, 2007, we have come to a turnaround situation in the third quarter this year. Our strategy of securing key international customers in key strategic points in China and our research and development efforts in launching LED backlight towards medium size have started to bear fruitful results in this quarter.

Below is a summary of the financial performance from the quarter ended December 31, 2006 to the quarter ended September 30, 2007.

	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007

Statement of Income Data:
Total revenues	$5,867,000	$6,762,000	$8,896,000	$15,720,000
Gross profit	1,076,000	1,338,000	1,169,000	2,970,000
Net income	(1,785,000)	(1,073,000)	(648,000)	781,000

Liquidity and Capital Resources

As of September 30, 2007, we had total assets of $49.9 million, of which cash amounted to $11.9 million, accounts receivable amounted to $16.5 million and inventories amounted to $7.4 million. Our working capital was approximately $21 million and our equity was $30.3 million compared with working capital of $23.4 million and equity of $29.6 million on December 31, 2006. Our quick ratio was approximately 1.70:1 compared to the quick ratio of 3.39:1 as of December 31, 2006.

Comparison of Nine Months ended September 30, 2007 and 2006

As of September 30, 2007, our cash position had a net decrease of $7 million, compared with cash position of $18.9 million at December 31, 2006.

Net cash used in operating activities was $3.25 million for the nine months ended September 30, 2007, compared to the net cash provided by the operating activities of $4.57 million for the same period of the prior year.

Non-cash items added approximately $2,036,000 back to cash outflow from operating activities for the nine months ended September 30, 2007, compared with total non-cash items of $2,052,000 for the same period of the prior year. Of the non-cash items for nine months ended September 30, 2007, approximately $894,000 was the share-based compensation, $962,000 lower than $1,856,000 for the same period of the prior year. Depreciation was $569,000 for the nine months ended September 30, 2007, $373,000 higher than $196,000 for the prior period, primarily due to the addition of equipment and machinery for our new product lines, such as backlights for computer monitors, and new office building in Shenzhen that was purchased in the year of 2006 and put into use in March of 2007, during the current reporting period. Inventory provision was $900,000 for the nine months ended September 30, 2007, $354,000 higher than $546,000 for the prior period. Minority interest was $218,000 for nine months ended September 30, 2007, and zero for the same period of the prior year, due to the newly acquired 65% interest of North Diamond on January 3, 2007.

The impact of the changes in operating assets and liabilities on cash flow was explained as follows. The accounts receivable during the nine months ended September 30, 2007, was increased by approximately $9.5 million, compared with a $228,000 increase in accounts receivable for the nine months of 2006. Inventory level increased by $3.3 million during the current period, compared to a $1.2 million increase in inventory for the same period of the prior year. Deposits, prepayment and other receivables increased by $177,000 during the current period, compared to a $175,000 decrease in deposits, prepayment and other receivables for the same period of the prior year. VAT recoverable increased by $169,000 during the current period whereas there was no such change for the first nine months of 2006. Advances to suppliers during the current reporting period decreased by $147,000 whereas there was no such change for the first nine months of 2006.

Advances from customers increased by $94,000 during the current reporting period, compared with a $333,000 decrease in the same category for the first nine months of 2006. In addition, tax payable increased by $44,000 for the current reporting period, compared with an decrease of $5,000 for the same period of the prior year. Accounts payable increased by $7,521,000 for the nine months ended September 30, 2007, compared with a $173,000 increase in the same category for the nine months of 2006. Accruals and other payables increased by $863,000, an increase of $406,000 compared with the first nine months of 2006. The following summarized the impact of changes in operating assets and liabilities on cash flow between nine months ended September 30, 2007 and September 30, 2006:

•	$9,525,000 from Accounts receivable (negative impact)

•	$2,093,000 from inventory(negative impact)

•	$352,000 from deposits, prepayment and other receivable (negative impact)

•	$169,000 from VAT recoverable (positive impact)

•	$147,000 from Advance to suppliers (positive impact)

•	$7,348,000 from accounts payable (positive impact)

•	$406,000 from accruals and other payable (positive impact)

•	$428,000 from advance from customers (positive impact)

•	$49,000 from taxes payable (positive impact)

The total negative impact from above non-cash items and changes in operating assets and liabilities was approximately $3.3 million.

Net cash used in investing activities amounted to $4.4 million for the nine months ended September 30, 2007, an increase of $314,000 or 8%, compared to the $4.1 million cash used in investing activities during the first nine months of 2006. For the nine months ended September 30, 2007, we invested $3.8 million in plant, property and equipment, an increase of $3.1 million or 456%, compared with $689,000 for the first nine months of 2006. The long-term investment for the prior year was $1.5 million. For the first nine month of 2006, we redeemed $331,000 marketable securities and paid deposit of $1.8 million for the new office building into which we moved in during the six months ended June 30, 2007. During the nine months ended September 30, 2007, we acquired 65% interest of North Diamond by using the net cash of $469,000 after offsetting the cash acquired from North Diamond to establish a foothold in the Eastern China. For the nine months ended September 30, 2007, due from related parties increased by $129,000, mainly due to the increase of interest receivable from related parties on the loan to Dongguan Diguang Electronic Science & Technology Co., Ltd.

Our primary source of funds for the nine months ended September 30, 2006 was from operating cash flows and the remaining proceeds from financing activities incurred in March 2006. In March 2006, we completed a $12 million private placement in connection with effecting a reverse merger with Online Processing, Inc. Offering expenses paid for the nine months ended September 30, 2006, amounted to approximately $1.7 million. In addition, we paid dividends of approximately $111,000 in the nine months ended September 30, 2006. For the nine months ended September 30, 2007, we had repurchased stock of $340,000.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Transaction Risk and Currency Risk Management

Our operations do not employ financial instruments or derivatives which are market sensitive and therefore we are not subject to the financial market risks associated with such instruments and derivatives.

Exchange Rate Sensitivity

Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since a majority of our sales in the nine months ended September 30, 2007 were made in U.S. dollars and Hong Kong dollars, and since the Hong Kong dollar is pegged to the U.S. dollar at an amount in the range of 7.77 to 7.78, a strengthening of the U.S. dollar could make our products less competitive in foreign markets. Our interest expense is sensitive to changes in the general level of interest rates in the U.S.

Due to the nature of our short-term investments, we do not believe that there is any material market risk exposure and therefore do not believe that quantitative tabular disclosures are required.

Our production base is in China, which results in a substantial portion of our operating expenses being denominated in Renminbi, although the majority of our purchases are made in U.S. dollars.

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate has remained stable over the past several years. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.3% fluctuation. As a result, the exchange rate of the Renminbi recently rose to 7.49 against the dollar, amounting to a 4% appreciation of the Renminbi for the nine months ended September 30, 2007. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business, as described in Risk Factors, above.

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

On June 29, 2007, in accordance with the Board resolution, the Company made $2,198,992 (RMB17 million) of investment for purchasing the land usage rights of 34,930 square meters of industrial land in Guangming High-Tech Industry Park in Shenzhen, PRC, for 50 years, which was shown in Property and equipment. The land must be mainly used for developing and producing New-style Efficiency Semiconductor, TFT-LCD, in accordance with agreement of High-Tech Industry Park Office.

On March 26, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $5 million of Company common stock from the public market or in private purchases. The terms of the repurchase program permitted the Company to repurchase shares within twelve months. The terms of the repurchase program permit the Company to repurchase shares at a pace at the discretion of management. Share repurchases under the authorizations were as follows:

Stock Repurchase Program

Period	Total Number of Shares Repurchased	Total Cost of Repurchase	Average Price Paid Per Share	Remaining Amount Available Under the Repurchase Programs

Quarter Ending September 30, 2007	200,000	$ 340,000	$ 1.70	$ 4,660,000

Total	200,000	$ 340,000	$ 1.70	$ 4,660,000

As of  September 30, 2007, the shares repurchased were in the name of a security firm. Due to the time needed for the registration procedures, the total common stock issued and outstanding as at September 30, 2007 remained as 22,593,000, and the repurchased shares at cost are recorded as treasury stock in the stockholders’ equity section on the balance sheet as at September 30, 2007.

As of November 13, 2007, the Company has already repurchased 229,600 shares of its common stock at an average price of US$1.67, 200,000 shares of which were purchased before September 30, 2007 and reported in the above table.

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

b. Internal Controls. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with the first fiscal year ending on or after December 15, 2007, to include in our annual report an assessment of the effectiveness of our internal control over financial reporting, and our audited financial statements as of the end of fiscal year ending on or after December 15, 2007. Furthermore, our independent registered public accounting firm BDO Shenzhen Dahua Tiancheng CPA will be required to attest to whether its assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting for years ending after December 15, 2008. We have not completed our assessment of the effectiveness of our internal controls. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to its assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations. Any of these failures could have a negative effect on the trading price of our stock.

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

A significant portion of our revenue is generated from a small number of customers.  The aggregate percentage of the revenue contributed by our top three customers in 2006 was 52%, with roughly 47% coming from the two largest customers. For the third quarter of 2007, the top four customers contributed 59% of the total revenue, with 52% coming from our top three customers. Under present conditions, the loss of any of these customers, or a significant reduction in our level of sales to any or all of them, could have a material adverse effect on our business and operating results.

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

In the nine months ended September 30 2007, our revenue increased by $5.4 million, whereas net income decreased by $2.6 million respectively compared with the same period of the prior year. The revenue increase is partly due to the new production facilities establishment, and the net income decrease is mainly due to the price reduction as a result of keen competition in the market.

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

We extend credit to our customers based on assessments of their financial circumstances, generally without requiring collateral.  As of September 30 2007, our accounts receivable, after deducting an allowance for bad debts, was $16.5 million.  Our overseas customers may be subject to economic cycles and conditions different from those of our domestic customers. We may also be unable to obtain satisfactory credit information or adequately secure the credit risk for some of these overseas customers.  The extension of credit presents an exposure to risk of uncollected receivables.  Additionally, we may not realize from receivables denominated in a foreign currency the anticipated amounts in United States dollar terms due to fluctuations in currency values. Our inability to collect on these accounts may reduce on our immediate and long term liquidity.

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

Diguang Electronics is currently enjoying a reduced rate of income tax under the central government and provincial government laws.  Under Chinese income tax law, Diguang Electronics, as a Foreign Investment Enterprise, “FIE”, would ordinarily be subject to the PRC central government and local income tax rates of 30% and 3%, respectively.  However, Chinese income tax law also provides that any FIE engaged in manufacturing that is scheduled to operate for not less than 10 years shall receive an exemption from the entire central government income tax for the two years beginning with its first profitable year and receive a 50% reduced income tax in the third through fifth years.

Normally, the concession rate for the central government income tax for FIEs established in special economic zones is 15%.  The concession rate for the central government income tax for FIEs of a production nature is 24% if they are established in coastal economic open zones or in the old urban districts of cities where the special economic zones or the economic and technological development zones are located. However, because Diguang’s subsidiary, Diguang Electronics, is recognized as a high-tech enterprise by the Shenzhen Science and Technology Bureau, it is entitled to a 50% reduction in the central government income tax for an additional three years, i.e., in the sixth through eighth years, subject to a minimum central government income tax rate of 10% in each of these years, pursuant to the Rules for the Implementation of the Income Tax law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises.  In fact, Diguang Electronics received a 100% exemption for the first two years in 1999 and 2000 and a 50% exemption of the central government income tax for the next three years, from 2001 through 2003.

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD

Dated: November 13, 2007	By:	/s/ Yi Song
Yi Song Chairman and Chief Executive Officer

Dated: November 13, 2007	By:	/s/ Keith Hor
Keith Hor Chief Financial Officer