Form 10-K
period 2007-12-31
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2008-04-14
CIK 1158722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number 000-06217

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
(Exact name of registrant as specified in its charter)

Nevada	22-3774845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23rd Floor, Building A, Galaxy Century, No.3069, Caitian Road, Futian District, Shenzhen, the PRC	518026
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 86-755-2655-3580

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐       Accelerated filer ☐
Non-accelerated filer ☐       ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007, based upon the closing price of the common stock as reported by the OTC Bulletin Board under the symbol “DGNG” on such date, was approximately $29,000,000

22,340,700 shares of common stock outstanding as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Overview

We specialize in the design, production and distribution of small to medium-sized Light Emitting Diode, or “LED”, and Cold Cathode Fluorescent Lamp, or “CCFL”, backlights for various Thin Film Transistor Liquid Crystal Displays, or “TFT-LCD”, and Super-Twisted Nematic Liquid Crystal Display, or “STN-LCD”, Twisted Nematic Liquid Crystal Display, or “TN-LCD”, and Mono LCDs, taken together, these applications are referred to as “LCD” applications.  Those applications include color displays for cell phones, car televisions and navigation systems, digital cameras, televisions, computer displays, camcorders, PDAs and DVDs, CD and MP3/MP4 players, appliance displays and the like.

We conduct that business principally through the operations of Diguang Electronics and Dihao (Yangzhou) Co., Ltd., thereafter “Dihao”.  As of December 31, 2007, Diguang Electronics has approximately 2,000 full-time employees, which changes from time to time as needed, Diguang is headquartered in Shenzhen, China, with additional offices and its backlight manufacturing operations in Dongguan, China. As of December 31, 2007, Dihao has approximately 330 full-time employees, which changes from time to time as needed. Dihao is a subsidiary of North Diamond, 65% of which was acquired by us on January 3, 2007. Wuhan Diguang Electronics Co., Ltd was established as in-house facilities mainly for a Taiwan-based customer with the capacity to provide large inches of TFT-LCD and it has approximately 240 employees as of December 31, 2007. Dongguan Diguang Electronics Science and Technology Co Ltd., or “Dongguan Diguang”, was established for the purpose to be used as the production base of Shenzhen Diguang Electronics Co Ltd. It is the legal owner of the land and buildings which has been rented to Diguang Electronics since March 30, 2005. As of December 31, 2007, Dongguan Diguang has approximately 10 full-time employees.

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

In 2007, we generated revenues of $45.9 million, net loss of $2.9 million and cash flow from operations of $3.9 million. We have been profitable and cash flow positive each year since 1999 to 2006, and 2007 is the first time we have recorded a loss.

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

We consider our industry to be one that is expanding, as electronics are incorporated into a growing number of products and devices that benefit from the display of information and images. We have benefited from certain cost and strategic advantages relative to our competitors, and those advantages have enabled us to maintain attractive margins on our products up to this point. However, as a growing percentage of backlight production shifts to the PRC from higher-cost countries, price competition will increase, and our ability to preserve margins will depend on our continuing to improve our product quality, production efficiency and customer services relative to our competitors.

(a) General Development of Business Prior to the Share Exchange

Online was organized under the laws of Nevada in 2000 as Online Processing, Inc.  Online’s initial business was to provide Internet-based mortgage processing for mortgage brokers.  Online was never able to achieve profitability in that business, so it began searching for operating companies to acquire to increase shareholder value. On February 28, 2003, through a share exchange, Online acquired 100% of the issued and outstanding stock of CFS, a company incorporated in Nevada on September 19, 2002 and engaged in the business of providing installation, maintenance and servicing of communication technologies.  As a result of that transaction, CFS became Online’s wholly-owned subsidiary and CFS’ shareholders acquired a majority of Online’s voting stock.  During January, February and March, 2003, CFS managed the installation of wireless networks for telecommunication service providers. Its operations were focused in the State of California.  In March 2003, Online decided to cease commercial operations of CFS due to Online’s inability to secure funding needed to operate the business of CFS.  Thereafter, Online began the process of reviewing new business opportunities with the intention of maximizing shareholders' interest and looking for a merger or acquisition candidate for possible business acquisitions in North America and internationally.

On June 24, 2003, Roger Henley resigned as Online’s Chief Executive Officer, President, Chief Financial Officer and a member of its board of directors.  Mr. Henley chose to pursue other interests because Online had ceased operations of CFS.  Online’s Board of Directors  designated  Peter Bow Thorpe as the Chief Executive Officer and Chief Financial Officer and tasked  him with locating  and  reviewing  several  new business opportunities to maximize shareholders’ interest, including possible business acquisitions in North America and internationally. As part of this process, Online began negotiating a purchase of CFS by Roger Henley, so that it could pursue other opportunities.  On January 21, 2004, Online agreed to sell all of the stock of CFS to Roger Henley, in consideration for 2,934,000 of the 3,260,000 shares of Online’s common stock, which Mr. Henley owned.

On January 21, 2004, Online also accepted the resignation of Peter Bowthorpe as its Chief Executive Officer, President and Chief Financial Officer and as a member of its board of directors, effective immediately. In conjunction with the sale of CFS, Mr. Bowthrope chose to pursue other interests. Online’s board of directors designated Terri Wonderly, as its Chief Executive Officer and Chief Financial Officer.   On July 6, 2004, Online’s board of directors was expanded to two members, and the Board elected Michael Kamps as the additional director.

On July 9, 2004, Terri Wonderly exercised her right to require Online to repurchase 410,000 shares of its common stock from her for $250,000, pursuant to that certain option agreement dated February 28, 2003, between herself and Online.  Since Online did not have sufficient funds available to honor its obligations under the Option Agreement, it informed Ms. Wonderly of its default. Payment of Online’s obligations under the Option Agreement was secured by the shares of certain of its shareholders who had received shares pursuant to Online’s share exchange with CFS also on February 28, 2003. Under the terms of a Stock Pledge Agreement dated February 28, 2003 and amended on January 21, 2004, between these “Pledgors” and Ms. Wonderly, Online’s inability to purchase Ms. Wonderly’s shares pursuant to the Option Agreement constituted an event of default.  In the event of a default by Online under the Option Agreement, Ms. Wonderly was entitled to receive all of the Pledgors’ stock.  As a result of the transfer of the pledged stock, Ms. Wonderly came to own 8,281,000, 84.67%, of the 9,779,900 shares of Online then outstanding.

On September 5, 2005, Online issued 1,333,333 shares of its common stock, 800,000 on a post-Reverse Split basis, to Chardan Capital, LLC, pursuant to a consulting agreement, in exchange for Chardan’s consulting services provided to Online.  The fair value of these shares was approximately $532,000 at a price of $0.40 per share, which was the market price on that day.  Pursuant to the signed consulting agreement, Chardan agreed to paid cash of $1,333.33 for those shares.   All of the shares were subject to Online’s right to repurchase them for the same amount Chardan paid in cash to acquire the stock if Online consummated a business combination with an operating company that Chardan did not introduce to Online.  Online acknowledges that Chardan introduced Diguang Holdings to Online.  Following the filing of a registration statement, that right of repurchase expired, and none of the restricted shares issued to Chardan are subject to repurchase.  The issuance of this stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as being issued in a private transaction involving fewer than 35 persons.

Pursuant to the placement agent agreement that Online entered into in September 2005 in connection with the Offering, Online issued an aggregate of 405,000 shares of its common stock, 243,000 on a post-reverse split basis, in exchange for the placement service provided by two placement agents.  The fair value of these shares on the issuance date, December 21, 2005, was approximately $1,117,395 at a price of $2.76 per share, which was the market price on that day.  Pursuant to the signed placement agent agreement, the placement agents agreed to pay cash of $405 for those shares.  The issuance of this stock was exempt from the registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

(b) The Acquisition of Diguang Holdings

On January 10, 2006, Online entered into a share exchange agreement to acquire all of the issued and outstanding shares of the stock of Diguang Holdings in exchange for 18,250,000 shares of Online common stock.  In connection with the Share Exchange, Online’s name was changed to Diguang. References to “we”, “us” and “our” in this section refers to Diguang, formerly known as Online. We also effected a 3-for-5 reverse split of our outstanding stock, which reduced the shares issued and outstanding from 11,518,233 to 6,910,940, and Terri Wonderly, our CEO, returned to us for cancellation 4,967,940 of our common stock that she owned.  As a result, the total outstanding shares of common stock immediately prior to the Share Exchange were 1,943,000.  Taking into account the shares issued in the Share Exchange and the private placement of $12 million described below, the “Offering”, we now have 22,593,000 shares of common stock issued and outstanding, 18,250,000 of which are owned by Diguang Holdings’ former shareholders, with the balance being held by a combination of our shareholders prior to the Share Exchange and the investors in the Offering.

On March 17, 2006, Online issued 2.4 million shares of its common stock in exchange for the gross proceeds of $12 million and issued another 18,250,000 shares of its common stock in exchange for 100% equity interest in Diguang Holdings, making Diguang Holdings a wholly-owned subsidiary of Online. Consummating the above two transactions simultaneously, Online and Diguang Holdings successfully fulfilled its contractual obligations, respectively, under the Stock Exchange Agreement on March 17,

The Share Exchange is regarded as a reverse merger, since Diguang Holdings’ former shareholders obtained control of us.  As a result, Diguang Holdings is considered to be the acquirer for accounting purposes.  Also as a result of the Share Exchange, we ceased being a shell company.

We now own 100% of the issued and outstanding stock of Diguang Holdings, which was incorporated in the British Virgin Islands on July 27, 2004 to hold the equity interest in the following entities:

•	Shenzhen Diguang Electronics Co., Ltd., a China based entity, or “Diguang Electronics”;

•	Well Planner Limited, a Hong Kong based entity, or “Well Planner”; and

•	Diguang Science and Technology (HK) Limited, a British Virgin Islands based entity, or “Diguang Technology”.

These three companies, Diguang Electronics, Well Planner and Diguang Technology, together comprise all of Diguang’s subsidiaries.

The address of our executive and administrative offices is 8th Floor, Building 64, Jinlong Industry District, Majialong, Nanshan District, Shenzhen, PRC. Our telephone number is 86-755-2655-3580.

As of March 17, 2006, Diguang Holdings was 100% owned by Sino Olympics, a British Virgin Island company that is owned by Yi Song and Hong Song, two of our directors and officers as of the close of the Share Exchange.  On March 17, 2006, in a private transaction completed just prior to the Share Exchange, five accredited investors acquired a total of 876,941, 6.85%, of Diguang Holding’s shares from Sino Olympics for US$5,000,000, approximately $5.70 per share.  Those five shareholders and Sino Olympics were the only shareholders of Diguang Holdings at the date of the Share Exchange.

Diguang Electronics is the principal operating subsidiary of Diguang.  Diguang Electronics was established as an equity joint venture in Shenzhen under the laws of China on January 9, 1996 with original registered capital of RMB 1,380,000, approximately $170,160 at an exchange rate of 8.11 RMB per dollar, and an operating life of 20 years starting on that date.  Diguang Electronics was originally owned by three corporate entities, Shenzhen Diguang Engine & Equipment Co., Ltd., 13.8%; Shenzhen Jingfang Machinery & Electric Co., Ltd., 39%; and Cinema Systems Inc., 47.2%, a United States entity.

On July 22, 2003, Shenzhen Diguang Engine & Equipment acquired Shenzhen Jingfang Machinery & Electric’s equity interest at its carrying value. After changing the registration with the State Administration Bureau of Industry and Commerce, Yi Song and Hong Song, became the owner of this equity joint venture on August 14, 2003. On September 8, 2003, the Board of Diguang Electronics resolved to increase its registered capital to RMB5 million by transferring retained earnings into capital and by infusing capital of $142,000 from Well Planner, which accounted for 23.4% of the above RMB5 million, and thereby causing Well Planner to became a new investor in this equity joint venture. Diguang Electronics’ management increased the registered capital to RMB5 million, approximate $616,000, by transferring retained earnings into capital. Well Planner invested $142,000 of the approximately $616,000, as a result of acquiring a 23.4% interest in this equity joint venture.

Diguang Electronics is now a wholly-owned subsidiary of Diguang as a result of a reorganization of Yi Song’s and Hong Song’s ownership interest in Diguang and Diguang’s subsidiaries in June 2005. On October 8, 2005, Diguang Electronics converted its retained earnings of RMB10 million, equivalent $1,236,445, into the registered capital resulting in a total registered capital amount of RMB15 million, equivalent $1,840,845, which was approved by the relevant government agency and verified by a CPA firm. On April 30, 2006, Diguang Electronics increased its registered capital from RMB15 million to RMB85 million and the total investment from RMB15 million to RMB150 million, which was also approved by the relevant government agency.

Diguang Electronics designs, develops and manufactures LED and CCFL backlight units.  These backlight units, as more fully described in the Narrative Description of Business Section, are essential components used in illuminating display panels such as TFT-LCD and color STN-LCD panels.  These display panels are used in products such as mobile phones, PDAs, digital cameras, computers or television displays and other household and industrial electronic devices.  Diguang Electronics’ customers are located in both China and overseas.  Diguang Electronics’ address is 8th Floor, Building 64, Jinlong Industry District Majialong, Nanshan District, Shenzhen, the PRC.

Well Planner was established under the laws of Hong Kong, Special Administrative Region on April 20, 2001.  Originally owned directly by Yi Song and Hong Song, it is now a wholly-owned subsidiary of Diguang as a result of a reorganization of the Songs’ ownership interests in Diguang and the Diguang subsidiaries in June 15, 2005.  Well Planner’s principal business is custom forwarding of Diguang Electronics’ products, which assists Diguang Electronics in meeting export and import requirements that apply to the international sale of its products and the importation into China of raw materials that Diguang Electronics uses in its manufacturing operations.  Well Planner performs these services under a service agreement that provides for a service fee of not less than 2% of the goods Well Planner has handled for Diguang Electronics. However, Well Planner’s only customer is Diguang Technology, making Well Planner essential a pass-through entity. Well Planner’s address is 10/F, 579 Nathan Road, Mongkok, Kowloon, Hong Kong SAR.

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

Under a reorganization agreement entered on June 15, 2005, the owners of Diguang’s subsidiaries transferred their collective 100% equity interest in those three entities to Diguang Holdings in exchange for a 100% equity interest in Diguang Holdings.  Being a receiving entity under common control, Diguang Holdings recorded all the assets and liabilities transferred at their carrying amounts in the accounts of the three respective entities at the date of transfer under the guidance of SFAS No. 141, Appendix D.  The effective date for this reorganization was June 30, 2005. Prior to June 30, 2005, Diguang Holdings did not have any operations.  As a result of the reorganization described in the first sentence of this paragraph, Diguang Holdings became the 100% owner of Diguang’s subsidiaries, and the consolidated financial statements of Diguang Holdings and Diguang Holdings’ subsidiaries became Diguang Holdings’ historical financial statements.

Diguang Holdings had and since the Share Exchange, we have been conducting operations in only one business segment, hence, there is only a segment disclosure requirement based on geographical locations of the customers.

Diguang Electronics has approximately 1,460 employees and is headquartered in Shenzhen, China, with additional offices and its backlight manufacturing operations in Dongguan, China.  Our other subsidiaries only employ a few employees.

Historically, the capital expenditures have included the purchase of production equipment, office equipment and leasehold improvements, all within the PRC. In connection with the expansion and ramp-up of our PRC production capability and capacity, Diguang incurred capital expenditures of $4.85 million $6.52 million and $6.17 million in 2005, 2006 and 2007, respectively. We depreciate our production equipment and office equipment on a straight-line basis over an estimated useful life of five to ten years.

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

The Share Exchange Agreement, which was filed as an exhibit to the 8-K, was amended and restated as of March, 17, 2006 to reflect a change in the structure of the transaction, principally the decision to leave Online domiciled in Nevada rather than converting it to a British Virgin Islands corporation.  Reference to the Share Exchange Agreement in this registration statement is to the Share Exchange Agreement as so amended and restated.

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

As noted, our and Diguang Holdings management believed that it was in our interest to remain a Nevada corporation. Therefore, we and Diguang Holdings’ shareholders agreed to amend the Share Exchange Agreement to eliminate as a closing condition that Online redomicile to the British Virgin Islands.  Accordingly, our Articles of Incorporation and Bylaws, as amended, not the Association and Memorandum of Association that were attached as an exhibit to the January 17, 2006 Form 8-K, will govern us. Our Articles of Incorporation, as amended, are attached as an exhibit to a previous SEC filing.

On March 17, 2006, we accepted subscriptions from 94 accredited investors, and not 91 as was previously reported on our Current Report filed on Form 8-K on March 21, 2006, to acquire 2,400,000 shares of our common stock through a private offering at a per share price of $5.00, generating gross proceeds of $12,000,000.  This private equity financing was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Securities Act of 1933, as amended for issuances not involving a public offering and Rule 506 of Regulation D promulgated thereunder.

In addition to removing the closing condition that we convert to a British Virgin Islands company, the parties also modified the Share Exchange Agreement to provide for the assumption of an option plan adopted by Diguang Holdings prior to the closing of the Share Exchange. Diguang Holdings had issued options under that plan equivalent to approximately 540,000 shares of our stock to our independent directors and certain members of its management. This varied from the information regarding an option plan disclosed in the Current Report on 8-K filed on January 17, 2006, which stated that an option plan would be adopted by us after closing, would reserve 1,500,000 shares for issuance under the plan and that no options would be issued prior to eighteen months following closing without the consent of the member of the Board of Directors not appointed by Diguang Holdings. The limit on options to be issued of 1,500,000 remains in place, so that under the assumed plan approximately 960,000 shares remain available for future issuance, and the grant of any of those options prior to 18 months following the closing of the share exchange remains subject to the consent of the member of the board of directors not appointed by Diguang Holdings.

The parties had intended to increase the authorized stock of Online to 50,000,000 shares as part of the process of converting to a British Virgin Islands corporation. This increase was needed to provide for the issuance of additional stock compensation to certain of Diguang Holdings’ shareholders in the event that we achieve certain after-tax earnings objectives for the fiscal years 2006 through 2009.  As the conversion to a British Virgin Islands corporation did not take place, we amended our certificate of incorporation to increase our authorized capital from 25,000,000 to 50,000,000 shares of common stock, thus satisfying that requirement of the Share Exchange Agreement.  The Share Exchange Agreement was also revised to require the parties to provide audited financial statements as of December 31, 2005, rather than audited financial statements as of December 31, 2004 and reviewed statements as of June 30, 2005. The Share Exchange Agreement is attached as an exhibit to this filing.

In the Share Exchange, we acquired all of Diguang Holdings’ issued and outstanding shares of common stock in exchange for 18,250,000 shares of our common stock. Prior to that, we effected a 3 for 5 reverse stock split, information regarding which was provided in Online’s January 17, 2006 Form 8-K and its Current Reports on Form 8-K filed on February 15, 2006 and February 24, 2006, and 4,967,940 shares of our stock standing in the name of Terri Wonderly were cancelled.  As a result of all of the foregoing and the issuance of 2,400,000 shares in the Offering, we now have 22,340,700 shares of common stock issued and outstanding.  Of that amount, Diguang Holdings’ former shareholders own 80.8%, with the balance held by those who held Online’s shares prior to the Share Exchange and the investors in the Offering. As a result of the Share Exchange, Diguang Holdings’ former shareholders obtained control of Diguang, and Diguang Holdings’ officers and directors were appointed as Diguang’s officers and directors.

 In accordance with the Share Exchange Agreement, our shareholders will be granted certain incentive shares if we, post reverse merger, meet certain financial performance criteria. The incentive shares and financial performance criteria are as follows:

	Total Incentive Shares	2006	2007	2008	2009
Sino Olympics Industries Limited	6,000,000	500,000	1,500,000	2,000,000	2,000,000
After-tax Profit Target (in million) (1)		$15.7	$22.8	$31.9	$43.1

 (1) After-tax profit targets shall be the income from operation, less taxes paid or payable with regard to such income, excluding the effect on income from operations, if any, resulting from issuance of incentive shares in any year. By way of example, if the incentive shares for 2006 are earned and issued in 2007 with an aggregate value of $7 million, and as a result the income from operations for 2007 is reduced by $7 million, the determination of whether the after-tax profit targets are hit for 2007 will be made without deducting the $7 million from income from operations. That is, if income from operations was $20 million after the charge for issuance of the incentive shares, for purpose of issuance of incentive shares for 2007, income from operations will be deemed to be $27 million, and whether the target is hit will be determined by deducting from $27 million the amount of taxes that would have been paid or payable had income from operations actually been $27 million.

We account for the transactions of issuing these incentive shares based on the fair value of grant date in accordance with SFAS 123R. Under SFAS 123R, the grant date was effective March 17, 2006. Accordingly, the compensation expense has been calculated, but will be recorded over the period (in which the shareholders of Diguang can earn any of the amounts each year) only if meeting the prescribed target in the Share Exchange Agreement is probable.

We did not meet the 2006 and 2007 after-tax profit target. No incentive shares have been issued to date.

(d) Financial Information About Geographic Areas

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

	Years Ended December 31,
	2005	2006	2007
Sales to China domestic customers	$4,921,563	$2,714,184	$7,297,447
Sales to overseas customers	30,726,555	31,528,433	38,611,809

	$35,648,118	$34,242,617	$45,909,256

Financial Information about Geographic Areas

During 2005, 2006 and 2007, we derived $4,921,563, $2,714,184 and $7,297,447 respectively, of our revenues from external customers in China, including Hong Kong and Taiwan, the domicile of our principal operating subsidiary, Diguang Electronics.

Revenues from customers outside of China for 2005, 2006 and 2007 totaled $30,726,555, $31,528,433 and $38,611,809 respectively. We attribute sales to individual foreign countries based on the destination to which we ship the products.

There are certain risks associated with the concentration of our operations in China. These include currency risks and political risks. See Risk Factors below. Until recently, the Chinese government pegged its currency, the renminbi (RMB) to the United States dollar, adjusting the relative value only slightly and on infrequent occasion. Many people viewed this practice as leading to a substantial undervaluation of the RMB relative to the dollar and other major currencies, providing China with a competitive advantage in international trade. China now allows the RMB to float to a limited degree against a basket of major international currencies, including the dollar, the Euro and the Japanese yen. This change in policy produced a cumulative revaluation of the RMB of about 16% so far.

This 16% increase in the value of the RMB is not expected to produce a material effect on our business or our financial performance.  However, if the Chinese government allows significant further revaluations of the RMB in the near future, it could have adverse consequences on our ability to compete internationally. In particular, such a revaluation would make our products relatively more expensive in markets outside of China than before the revaluation, representing about 88% of our product revenues, including those from Hong Kong, which could slow or eliminate our anticipated growth.

Offsetting this risk to some degree is the fact that if further revaluation of the RMB does occur, it will result in an increase to our profits when stated in dollar terms for a given level of profit in RMB. It is difficult to tell which of these effects, if either will be more significant, and therefore we cannot know whether the revaluation of the RMB would have an overall negative or positive effect on the value of our business.

From a political standpoint, only recently has China moved away from a centrally planned economy toward a market driven economy. It is not possible to predict how rapidly the move to a market economy will continue, or if it will continue at all or even reverse. Similarly, the government has recently been encouraging the development and growth of privately owned enterprises. Both of those political trends have benefited our expansion. Should the government modify or reverse those policies, it could prove detrimental to us.

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

(e) Narrative Description of Business

Prior to entering into the memorandum of understanding with Diguang Holdings, we had not had any operations since March 2003. As a result of the Share Exchange, the operations of Diguang Holdings’ subsidiaries became our principal operations, and therefore all of the information provided below relates to the operations of Diguang Holdings’ subsidiaries.

We specialize in the design, production and distribution of small to medium-sized Light Emitting Diode and Cold Cathode Fluorescent Lamp backlights for various Thin Film Transistor Liquid Crystal Displays, or “TFT-LCD”, and Super-Twisted Nematic Liquid Crystal Display, or “STN-LCD”, Twisted Nematic Liquid Crystal Display, or “TN-LCD”, and Mono LCDs, taken together, these applications are referred to as “LCD” applications. Those applications include color displays for cell phones, car televisions and navigation systems, digital cameras, televisions, computer displays, camcorders, PDAs and DVDs, CD and MP3/MP4 players, appliance displays and the like.

We conduct that business principally through the operations of Diguang Electronics, headquartered in Shenzhen, China, with additional offices and its backlight manufacturing operations in Dongguan, China. Diguang Electronics has approximately 2,000 full-time employees, although the figure changes from time to time as production demands require.

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

Between them, Well Planner and Diguang Technology have only 4 employees.

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

We achieved some success in expanding our customer base and our geographic markets during 2007. Sales to our largest customer generated 16% of our revenues for 2007 compared with 24% in 2006. Sales to our three largest customers increased to 39% of 2007 revenue compared to 52% in 2006. Our top three customers in 2007 are ALCO Electronics, Hot Tracks International Ltd and Transcend Optronics. We are continuing our efforts to diversify and broaden our customer base to become less reliant on these customers, including the development of new products, such as backlights for flat panel televisions.

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

Diguang Electronics caters to the global demand for backlight products on the basis of quality, cost and order fulfillment time. Diguang Electronics’ focus on product quality includes the use of quality materials obtained from selected international suppliers, and thorough quality control inspection of raw materials prior to use in production and finished products prior to shipment. Diguang Electronics also strives to offer its products at a lower cost than most competitors. This is made possible through Diguang Electronics’ skilled labor force of 1,500 people that, due to China’s low wage scale, is very low cost. Existing economies of scale also contribute to keeping costs low. Diguang Electronics also has the ability to deliver its initial run of products within 15 to 30 days from the time an order is placed, while many of its competitors can require more time. This rapid fulfillment capability is possible because of Diguang Electronic’s large and skilled product development team, and it provides an important advantage to Diguang Electronics in this competitive market.

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

There are no practices in our industry that have a significant effect on working capital requirements. Most of our business is done on a relatively short cycle time (on average, less than a month from customer order to initial fulfillment and between 1 to 3 months for payment). The capital costs associated with product development are relatively small on an individual product basis, although the aggregate of such costs is meaningful given the large number of products that we develop on an ongoing basis. Molds meeting customers’ size specifications are needed to form the housings for the backlights, but these molds are not costly, and we have accumulated approximately 2,300 of them during our years of operation, many of which can be reused to make a new product with little or no adjustment. A significant aspect of our business model is providing a rapid response to customer orders, which helps to minimize the amount of inventory we must carry. We also do not need to carry large amounts of raw material inventories because raw materials have been readily available from a number of suppliers.

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

(f) Significant Recent Events

On April 21, 2006, we entered into an option agreement with two of our major shareholders and corporate officers, Yi Song, President and CEO, and Hong Song, COO, to obtain an option to acquire the interest held by the Song Brothers in North Diamond, which is a British Virgin Islands based company. North Diamond established a wholly-owned subsidiary named Dihao Electronic (Yangzhou) Co., Ltd. in Yangzhou, Jiangsu Province, China on June 11, 2004, with registered capital of $5 million. This wholly-owned foreign enterprise, or “WOFE”, in China started operation in early 2006.

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

Pursuant to the signed option agreement, the Company has the right to acquire the 32.5% interest currently held by the Song Brothers in North Diamond, in exchange for cash payment of $487,500 plus interest at 6% per annum from the date of capital infused to the date of acquisition actually taken place. The Company also obtained an option to acquire the entire 65% interest from Sino Olympics with the expectation that the total investment could reach $3.25 million plus interest at 6% per annum from the date at which the Song brothers infused their capital into North Diamond to the date the Company exercises this acquisition option. If the Company exercises, solely based on the Company’s discretion, the aforementioned option, the Company will assume the obligation to contribute $3.25 million of the registered capital of $5 million into this WOFE.

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

On November 18, 2006, Shenzhen Diguang Electronics Co., Ltd., or “Diguang Electronics”, and Diguang International Holdings Limited, or “Diguang Holdings”, entered into a Sino-Foreign Equity Joint Venture Agreement, or the “Joint Venture Agreement”, for the establishment of Wuhan Diguang Electronics Co., Ltd., or “Wuhan Diguang”. Pursuant to the Joint Venture Agreement, Diguang Electronics and Diguang Holdings shall set up Wuhan Diguang in Wuhan, Hubei Province, the People’s Republic of China, with a registered capital of $1 million, of which 70% shall be infused by Diguang Electronics and the remaining 30% by Diguang Holdings. The business scope of Wuhan Diguang shall be “manufacture and sale of flat panel display, LED optical-electronic parts, fuse, LCD module, back light and electronic spare parts”.

Wuhan Diguang was then established on March 13, 2007 and its business license issued by Wuhan Municipal Administrative Bureau for Industry and Commerce is valid for 20 years expiring on March 12, 2027. In accordance with the Joint Venture Agreement, the registered capital of Wuhan Diguang shall be contributed in three installments, with the first installment of $150,000 made in three months after the issuance of the business license, the second installment of $300,000 made in twelve months after the issuance of the business license, and the last installment of $550,000 made in eighteen months after the issuance of the business license.

As of December 31, 2007, $700,000 has been infused by Diguang Electronics, and $300,000 has been infused by Diguang Holdings.

On June 29, 2007, in accordance with the Board resolution, the Company made $2,198,992, or RMB17 million, of investment for purchasing the land usage rights of 34,930 square meters of industrial land in Guangming High-Tech Industry Park in Shenzhen, PRC, for 50 years, which was shown in Property and equipment. The land must be mainly used for developing and producing New-style Efficiency Semiconductor, TFT-LCD, in accordance with agreement of High-Tech Industry Park Office.

On December 29, 2007, Diguang International Holdings Ltd., or “Diguang International Holdings”, our wholly-owned subsidiary, entered into a sale and purchase agreement, or the “Agreement”, with Sino Olympics Industrial Limited, or “Sino Olympics”, and Shenzhen Diguang Engine & Equipment Co., Ltd., or “Shenzhen Diguang”, to acquire a 100% interest in Dongguan Diguang Electronics Science and Technology Co. Ltd., or “Dongguan S&T”. The closing date of the acquisition was December 30, 2007, which was deemed to be the date for the purpose of financial consolidation. Pursuant to local law, the acquisition is not effective until the registration of change of shareholders is approved by the Industrial and Commercial Bureau in Dongguan, Administration of Foreign investment in enterprises in Dongguan and State Administration in Foreign Exchange. Such approval is expected to be obtained within six months.

The above acquisition was approved by the independent directors of the Registrant at the board of directors’ meeting held on November 28, 2007.

According to the Agreement dated December 29, 2007, the consideration for the sale and purchase is US$4,200,000 and the initial payment is US$2,000,000, which was paid by the end of 2007, followed by four equal installments of US$550,000 payable on June 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009 respectively.

Research and Development

In addition to our product development work, taking existing, available technology and adapting it to the specific needs of a customer for a particular product, we engage in research and development, which involves developing new, proprietary techniques or products.  Our growth rate is attributable to a number of patents, especially in the area of light guides and other innovations that improve the quality, a combination of brightness, evenness, color of the light generated, and durability, of our products relative to other backlight manufacturers.

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

We have spent $727,000, $786,000 and $1,054,000 for the years ended 2005, 2006 and 2007 respectively on research and development efforts to improve existing products and processes and to develop new products, not including the expenses to develop particular backlight products utilizing existing technology to meet customer specifications for products.

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

Customers

Our customer base consists of many large and medium sized companies, which include PVI,  ALCO, HOT TRACKS, HANNSTAR,TPV, Transcend Optronics, LG Philips, IZTECHNOLOGY, Gree, Tianma, Seiko, Midea, Affitronics, Samsung, CCT, Ellipse, Secure, Archos and Wintek, etc.  In 2007, our largest customer by sales volume accounted for approximately 16% of total revenues.  Our top two customers accounted for approximately 28% of revenues and collectively, our top three customers that year generated about 39% of revenues.  Our top three customers included Transcend Optronics, ALCO and HOT TRACKS. As a result, the loss of one or more of our top customers or a significant decrease in the volume of business that we do with those customers would have a material adverse effect on our business.  To help protect against that risk, we continually seek to diversify our customer base, in particular by expanding our international sales efforts.  We also expect to introduce new backlight technologies for a variety of applications that will help expand and diversify our customer base.

Due to our current modest utilization of our production capacity and our practice of rapid turnaround of customer orders, we do not maintain a large backlog of orders relative to our annual revenue figures.  Also, because nearly all of our products are custom made to customer specifications, experience has shown that nearly our entire order backlog is firm; virtually all orders that are placed are completed and delivered.

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

As with most other products, competitive advantages in backlights derive from a favorable combination of price, quality and customer service.  We believe that we are well-positioned to compete effectively in all three of those areas.  We have only recently moved into a new state-of-the-art manufacturing facility, which provides us with significant efficiencies and the space to increase our output from 100,000 small and medium units per day to 200,000-300,000 units per day (depending on size).  In addition, China’s well-known labor cost advantages relative to Japan, Korea and Taiwan have enabled us to put price pressure on our foreign rivals, thereby helping us to gain market share while maintaining profitability and margins, as our financial results show.  We currently expect that growth to continue.  However, as more of the world’s backlight production shifts to China, our comparative advantage due to lower costs relative to other Asian countries will diminish.

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

These patents include:

Patent Name		Patent Number	Holder	Effective date of Patents	Expiry date of Patents

1	Uniformly Effective Front Backlight	ZL 99 2 48884.2	Yi Song	28/10/1999	27/10/2009

2	Efficiency Backlight and front Backlight of Side radiation	ZL 00 2 33726.6.	Yi Song	12/05/2000	11/05/2010

3	Efficiency Photosensitive Sensor for Graphic Content	ZL 01 2 01714.0	Yi Song	20/01/2001	19/01/2011

4	Efficiency Uniform Illuminance Equipment	ZL 02 2 05116.3	Yi Song	10/02/2002	9/02/2012

5	Efficiency Uniform Backlight of Side radiation	ZL 98 2 01487.2	Yi Song	02/03/1998	01/03/2008

6	Advanced Efficiency Backlight of Side radiation	ZL 01 2 19472.7	Yi Song	13/04/2001	12/04/2011

7	Efficiency Uniform Backlight of Front Backlight and White Backlight radiation	ZL 01 2 71009.1	Yi Song	19/11/2001	18/11/2011

8	High Efficiency of Light Source for Planar Fluorescent Lamp	ZL 200420006645.8	Yi Song	11/03/2004	10/03/2014

9	Improved Uniform and Luminous Side Backlight Device with High Efficiency	ZL 090220868	Yi Song	30/11/2001	29/11/2011

10	Efficiency Fluorescent Lamp of New Model	ZL 200320130305.1	Diguang Electronics	23/12/2003	22/12/2013

11	Efficiency Photosensitive Sensor for Graphic Content	Taiwan Patent	Yi Song	22/03/2001	22/03/2011

12	LED Optic Display	ZL200410074672.3	Yi Song	13/09/2004	13/09/2024

13	LED Grouping with Parallel Connected Backlight Modules for Big Sized TFT-LCD TV	ZL200620120892.X	Diguang Electronics	11/07/2006	11/07/2016

14	LED backlight moduel with adiabatic euphotic material radiator system	ZL200720005429.5	Diguang Electronics	23/04/2007	23/04/2017

15	Backlight Modules with LED Reflect Concave	ZL200620120893.4	Diguang Electronics	11/07/2006	11/07/2016

16	arrayed LED backlight moduels with direct type	ZL200620120894.9	Diguang Electronics	11/07/2006	11/07/2016

17	Lightings and Lamps	ZL200720001219.9	Diguang Electronics	09/01/2007	09/01/2017

18	Inserted CCFL Backlight Module	ZL200620139418.1	Diguang Electronics	30/12/2006	30/12/2017

Almost all of our products incorporate technology from one or more of the above patents.  As these patents expire, the technology that they represent will become available to other backlight manufacturers. The expiration of one patent in 2007 will not have material adverse impact on our operation results.  However, the pace of change in this field will generally mean that the technology represented by the expired patents is out-of-date.  Our efforts will remain directed toward the development of new patents for leading-edge technologies that will help us to maintain our technological advantage.  We also intend to patent our new inventions both in China and internationally, and we continue to work closely with leading Chinese universities and research institutions in the development of such technology.

Management is not aware of any current or previous infringement of the existing patents.  If any infringement occurs, management will vigorously prosecute actions to halt the infringement and recover damages if the value of the patent is judged at the time to be sufficient to justify that effort.

DOING BUSINESS IN CHINA

CHINESE LEGAL SYSTEM

 The practical effect of the Chinese legal system on the Company’s business operations in China can be viewed from two separate but intertwined considerations.  First, as a matter of substantive law, the Foreign Invested Enterprise Laws provide significant protection from government interference.  In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants.  These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several provinces.  Similarly, the Chinese accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles.  The Chinese accounting laws require that an annual “statutory audit” be performed in accordance with Chinese accounting standards and that the books of account of Foreign Invested Enterprises be maintained in accordance with Chinese accounting laws.  Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities.  Otherwise there is risk that its business license will be revoked.

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

ECONOMIC REFORM ISSUES

Although the Chinese Government owns the majority of productive assets in China, in the past several years the Government has implemented economic reform measures that emphasize decentralization and encourage private economic activity.  Because these economic reform measures may be inconsistent or ineffectual, there is no assurance that:

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

Risks Related to our Business

Adverse trends in the electronics industry, such as an overall decline in price or a shift away from products that incorporate our backlights, may reduce our revenues and profitability.

Our business depends on the continued vitality of the electronics industry, which is subject to rapid technological change, short product life cycles and profit margin pressures. In addition, the electronics industry historically has been cyclical and subject to significant downturns characterized by diminished product demand, accelerated erosion of average selling prices and production over-capacity.  It is also characterized by sudden upswings in the cycle, which can lead to shortages of key components needed for our business, for which there is not always an alternative source. Economic conditions affecting the electronics industry in general or our major customers may adversely affect our operating results by reducing the level of business that they furnish to us or the price they are willing to pay for our products.   If our customers’ products fail to gain widespread commercial acceptance, become obsolete or otherwise suffer from low sales volume, our revenues and profitability may stagnate or decline.

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

A significant portion of our revenue is generated from a small number of customers.  The aggregate percentage of the revenue contributed by our top three customers in the year ended December 31, 2007 was 39%, with roughly 28% coming from the two largest customers.  Under present conditions, the loss of any of these customers, or a significant reduction in our level of sales to any or all of them, could have a material adverse effect on our business and operating results.

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

We extend credit to our customers based on assessments of their financial circumstances, generally without requiring collateral.  As of December 31, 2007, our accounts receivable, after deducting an allowance for bad debts, was nearly $12.7 million.  Our overseas customers may be subject to economic cycles and conditions different from those of our domestic customers. We may also be unable to obtain satisfactory credit information or adequately secure the credit risk for some of these overseas customers.  The extension of credit presents an exposure to risk of uncollected receivables.  Additionally, we may not realize from receivables denominated in a foreign currency the anticipated amounts in United States dollar terms due to fluctuations in currency values. Our inability to collect on these accounts may reduce on our immediate and long term liquidity.

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

Mr. Yi Song, our Chief Executive Officer, controls approximately 69% of our outstanding common shares and may have conflict of interest with our minority shareholders.

Mr. Yi Song, our Chief Executive Officer, beneficially owns approximately 69% of the outstanding shares of our common stock.  As a result of being the majority shareholder, for transactions that require shareholders approval, he has control over decisions to enter into any of them, which could result in the approval of transactions that might not maximize shareholders’ value, and has the ability to prevent entry into any of them.  In addition, he can control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock.  The interests of Mr. Yi Song may at times conflict with the interests of our other shareholders.

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

The value of the Renminbi, the main currency used in China, fluctuates and is affected by, among other things, changes in China’s political and economic conditions. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate had remained stable over the past several years. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.3% fluctuation. As a result, the exchange rate of the Renminbi rose to 7.29 against the dollar as at December 31, 2007, amounting to a 6.5% appreciation of the Renminbi within one year. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various effects on our business, which include making our products more expensive relative to those of our competitors than has been true in the past, or increasing our profitability when stated in dollar terms.  It is not possible to predict if the net effects of the appreciation of the Renminbi, if it occurred, would be positive or negative for our business.

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

The State Administration for Foreign Exchange, or “SAFE”, regulates the conversion of the RMB into foreign currencies. Currently, Foreign Invested Enterprises, or “FIE”, are required to apply for “Foreign Exchange Registration Certificates,” which permit the conversion of RMB into foreign exchange for the purpose of expatriating profits earned in China to a foreign country.  Our China subsidiary, Diguang Electronics, is a FIE that has obtained the registration certifications, and with such registration certifications, which need to be renewed annually, Diguang Electronics is allowed to open foreign currency accounts including a “current account” and “capital account.” Currently, conversion within the scope of the “current account”, e.g. remittance of foreign currencies for payment of dividends, etc., can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account”, e.g. for capital items such as direct investments, loans, securities, etc., still requires the approval of SAFE.  In accordance with the existing foreign exchange regulations in China, Diguang Electronics is able to pay dividends in foreign currencies, without prior approval from the SAFE, by complying with certain procedural requirements.

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

Diguang Electronics is currently enjoying a reduced rate of income tax under the central government and provincial government laws.  Under Chinese income tax law, Diguang Electronics, as a Foreign Investment Enterprise, or “FIE”, would ordinarily be subject to the PRC central government and local income tax rates of 30.0% and 3.0%, respectively.  However, Chinese income tax law also provides that any FIE engaged in manufacturing that is scheduled to operate for not less than 10 years shall receive an exemption from the entire central government income tax for the two years beginning with its first profitable year and receive a 50.0% reduced income tax in the third through fifth years.

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

Although local tax authorities in China are responsible for collecting the applicable central government income tax as well as provincial government income tax, these authorities often follow local practices in tax collection matters.  Like most high-tech enterprises in Shenzhen, Diguang Electronics paid total income tax at a rate of 7.5% in 2005 and 2006 whereas, the applicable minimum required central government income tax rate was 10% for 2005 and 2006, respectively.  The Shenzhen tax authority had accepted without objection Diguang Electronics’ tax filings and payments for 2005 and 2006.  Diguang Electronics paid income tax at a rate of 15% for 2007 because of local tax practices implemented by local tax authority.  Diguang Electronics believes the risk of application of a retroactive additional 2.5% tax and related penalties, if any, for 2005 and 2006 to be minimal.  However, there can be no assurance that Diguang Electronics will not be required to pay the deficient tax and any related penalty in the future.

In order to buffer the reform’s impact and shift to the new regime smoothly, a five-year “grandfathering” period shall be granted for FIEs established before the promulgation of the EIT law, which was 16 March, 2007. Practice [2007]No. 59, issued by the Ministry of Commerce on 23 April 2007, further defines the cut-off date as the date of approval of the set-up by the Ministry of Commerce.

FIE enjoying the reduced tax rate of 15 % or 24 % under the existing law will be eligible for a five year transition period during which the tax rate will gradually phase up to the unified tax rate of 25%.

Manufacturing FIE that have not yet used their five-year tax holiday will be allowed to continue to enjoy the holiday during the grandfather period. If the five-year tax holiday has not yet begun due to accumulated losses, the holiday will be deemed to commence upon the effective date of the EIT law, i.e. 1 January 2008.

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

A circular recently promulgated by the State Administration of Foreign Exchange, or “SAFE”, has increased the ability of foreign holding companies to receive distributions of profits earned by Chinese operating subsidiaries.  We qualify for this treatment, but remaining qualified for it will require the Chinese principals involved, Yi Song and Hong Song to meet annual filing obligations.  While they have agreed to meet those annual requirements, it is possible that they will fail to do so, which could limit our ability to gain access to the profits earned by Diguang Electronics.  The result could be the inability to pay dividends to our stockholders or to deploy capital outside of China in a manner that would be beneficial to our business as a whole.

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

Our common stock is currently traded on the Over the Counter Bulletin Board, and we intend to file an application for listing on The NASDAQ Market as soon as practicable. Although we intend on meeting all of the necessary requirements as stated by NASDAQ Marketplace Rule 4420(a), there is no guarantee that our application will be accepted.  If we do not succeed in securing a listing on the NASDAQ Market, it could limit the ability to trade our common stock and result in a reduction of the price that can be obtained for shares being sold.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.   PROPERTY.

Neither we, Diguang, Well Planner nor Diguang Technology own or lease any property.  Our indirect subsidiary, Diguang Electronics, was previously headquartered in Shenzhen, China where it leased office space, 1,002.6 square meters, with a monthly rental of RMB15,052 plus maintenance fee of RMB 1,504, or approximately $2,080. Diguang Electronics moved to new office space in Shenzhen in early 2007 and the old lease was terminated and we moved out during 2007

The new office space, approximately 1,200 square meters, which is self-owned and located in Futian District, Shenzhen, China has been handed over to the Company from the developer and the office relocation was completed in 2007.

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

Following the acquisition of Dongguan Diguang on December 30, 2007, the lease agreement and lease commitment were deemed terminated. The lease commitment within the group were deemed terminated.

On October 8, 2006, The Company entered into a lease agreement with Wuhan Hannstar Technology Ltd., or “Wuhan Hannstar”, to rent equipment with rental of RMB235,200, approximately $30,996, per month from December 1, 2006 to December 31, 2008. But the original lease agreement was cancelled in 2007 and a new lease agreement was entered into between Wuhan Diguang and Wuhan Hannstar on June 6, 2007. The new lease agreement lasted only for approximately six months ended December 31, 2007, with rental of RMB235,200, approximately $30,996, per month. It was agreed that the lease agreement should be renewed every year. Pursuant to this particular clause, both partied entered into a new lease agreement for 2008 on October 29, 2007, on which the rental was RMB200,000, approximately $27,418, per month for the year ended December 31, 2008. Also on October 8, 2006, the Company entered into a lease agreement with Wuhan TPV Display Technology Co., Ltd., or “Wuhan TPV”, to rent the factory with rental of RMB37,431, approximately $4,933, per month from December 1, 2006 to December 31, 2008.

Future minimum payments required under the lease agreement with Wuhan Hannstar and Wuhan TPV that has an initial or a remaining lease term in excess of one year at December 31, 2007 are as follows:

Year Ended December 31,	Amount
2008	$390,586

In October 2007, Dihao entered into a renewed lease agreement with Transcend Optronics (Yangzhou) Co, Ltd., to rent the factory premises for the period from October 1, 2007 to September 30, 2009 with rental of RMB 96,747, (approximately $12,750), per month.

Future minimum payments required under the lease agreement for the manufacturing facilities of Dihao that has an initial or a remaining lease term in excess of one year at December 31, 2007 are as follows:

Years Ended December 31,	Amount
2008	159,154
2009	119,365
Total	$278,519

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

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) MARKET PRICES OF COMMON STOCK

Our common stock currently trades in the over-the-counter market on the OTC Bulletin Board under the symbol “DGNG”.  Since our fiscal year 2005 and until the announcement regarding our entry into a memorandum of understanding with Diguang Holdings and its stockholders on September 30, 2005, Online’s stock traded only sporadically or not at all.  The day prior to that announcement, the bid price of our common stock was $1.01. Prior to the Share Exchange, Diguang’s stock did not trade in any public markets. The following table shows for the periods indicated the high and low bid quotations for Diguang’s common stock, as reported by financial reporting services. These quotations are believed to represent inter-dealer quotations without adjustment for retail mark-up, mark-down or commissions, and may not represent actual transactions.

PERIOD	HIGH BID	LOW BID
FISCAL 2006
First Quarter	$18	$5.083
Second Quarter	$14.50	$10.50
Third Quarter	$11.60	$6.25
Fourth Quarter	$7.00	$3.50

FISCAL 2007
First Quarter	$4.5	$2.2
Second Quarter	$3	$1.3
Third Quarter	$1.9	$1.2
Fourth Quarter	$2.8	$1.15

(b) STOCKHOLDERS

The Company’s common shares are issued in registered form.  Signature Stock Transfer, Inc. in Plano, Texas is the registrar and transfer agent for the Company’s common stock.  As of December 31, 2007, there were 22,340,700 shares of the Company’s common stock outstanding and the Company had approximately 138 stockholders of record as of November 27, 2007.

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

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

          The securities authorized for issuance under equity compensation plan are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity Compensation Plan approved by security holders	407,417	5.00	934,000
	—	—	—

As of December 31, 2007, 407,417 of our common stock are subject to outstanding options. This is because approximately 540,000 shares of our common stock were issued under the Diguang 2006 Option Plan, and during 2007, additional 26,000 shares of our common stock were granted. None of these options has been exercised. But 158,583 shares subject to the option were forfeited due to resignation of staff. Pursuant to the terms of the Amended and Restated Share Exchange Agreement, we assumed Diguang’s outstanding 2006 stock incentive plan covering options totaling the equivalent of 1,500,000 shares of our common stock. The exercise price for each of these options is $5.00 per share. The commencement date for these options is March 1, 2006, with monthly vesting at the end of each month after March 1, 2006, for the three independent directors and yearly vesting for the chief financial officer and other employees of Diguang; The options that have been issued expire ten years from their grant date (which date is February 25, 2006 or the date the optionee commences his or her service relationship with us, whichever is the later date).

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

	Years Ended December 31,
	2003	2004	2005	2006	2007
Statement of Income data:
Total revenues	$6,156,408	$24,483.222	$35,648,118	$34,242,617	$45,909,256
Income from operation	1,080,230	6,895,560	8,708,622	2,079,852	(2,913,922)
Net income	1,045,640	6,619.557	8,513,883	1,664,816	(2,905,337)
Weighted average shares outstanding	-	18,250,000	18,250,000	21,383,960	22,531,384

	At December 31,
	2003	2004	2005	2006	2007
Balance Sheet data:
Cash and cash equivalents	$1,241,033	$5,352,758	$10,561,516	$20,550,032	$16,250,727
Working capital	1,418,879	7,966,958	10,546,457	21,095,836	11,784,522
Total assets	7,940,920	14,158,413	30,098,458	46,966,828	56,579,792
Long-term debt	483,284	483,296	-	-	1,345,730
Minority interests	-	-	452,895	1,043,035	1,475,361
Stockholders’ equity	1,353,763	7,974,764	17,912,951	33,739,804	27,291,108

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

Business Overview

We specialize in the design, production and distribution of small to medium-sized Light Emitting Diode, or “LED”, and Cold Cathode Fluorescent Lamp, or “CCFL”, backlights for various Thin Film Transistor Liquid Crystal Displays, “TFT-LCD”, and Super-Twisted Nematic Liquid Crystal Display, “STN-LCD”, Twisted Nematic Liquid Crystal Display, “TN-LCD”, and Mono LCDs, taken together, these applications are referred to as “LCD” applications.  Those applications include color displays for cell phones, car televisions and navigation systems, digital cameras, televisions, computer displays, camcorders, PDAs and DVDs, CD and MP3/MP4 players, appliance displays and the like.

We conduct that business principally through the operations of Diguang Electronics and Dihao (Yangzhou) Co., Ltd., thereafter “Dihao”.  As of December 31, 2007, Diguang Electronics has approximately 2,000 full-time employees, which changes from time to time as needed, Diguang is headquartered in Shenzhen, China, with additional offices and its backlight manufacturing operations in Dongguan, Guangdong Province, China. As of December 31, 2007, Dihao has approximately 330 full-time employees, which changes from time to time as needed. Dihao is a subsidiary of North Diamond, 65% of which was acquired by us on January 3, 2007. Wuhan Diguang Electronics Co., Ltd was established as in-house facilities mainly for a Taiwan-based customer with the capacity to provide large inches of TFT-LCD and it has approximately 240 employees as of December 31, 2007. Dongguan Diguang Electronics Science and Technology Co Ltd., or “Dguan Diguang S&T”, was established for the purpose to be used as the production base of Shenzhen Diguang Electronics Co Ltd. It is the legal owner of the land and buildings which has been rented to Diguang Electronics since March 30, 2005. As of December 31, 2007, Dongguan Diguang S&T has approximately 10 full-time employees.

Well Planner is involved in the import of raw materials into China and export of finished products from China. Well Planner currently has no fixed assets.

Diguang Science and Technology (HK) Limited, or “Diguang S&T”, is directly involved with the international buying of raw materials and selling of backlight products for Diguang Electronics.  Diguang S&T purchases raw materials from international suppliers and acts as an international sales group for both Diguang Electronics and Well Planner.  Diguang S&T has no fixed assets.

Well Planner and Diguang S&T have only a few employees.

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

We regularly evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We include any account balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2006 and 2007 was adequate, respectively. However, actual write-off might exceed the recorded allowance.

Inventories

Inventories are composed of raw materials and components, work in progress and finished goods, all of which are related to backlight products. Inventories are valued at the lower of cost, based on weighted average method, and the market. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We make provisions for estimated excessive and obsolete inventory based on our regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. We write down inventories that are not saleable, excessive or obsolete, whether raw materials, work-in-process or finished goods, by charging such write-downs to cost of sales. In addition to write-downs based on newly introduced parts and statistics, judgments are used for assessing provisions for the remaining inventory based on salability and obsolescence.

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

Effective January 1, 2007, the Company adopted the FASB’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FIN 48, the Company performed a self-assessment based on the information available and concluded that there were no significant uncertain tax positions requiring recognition in its financial statements. The Company classifies interest and/or penalties as part of income tax provision, which was zero during the year ended December 31, 2007.

Well Planner is subject to corporate income tax under Hong Kong Inland Revenue jurisdiction. However, Well Planner does not have Hong Kong sourced income. In accordance with Hong Kong tax regulation, Well Planner has not been taxed since its inception.

There is no income tax for the companies domiciled in the BVI. Accordingly, Diguang Holdings, Diguang Technology and North Diamond have not presented any income tax provision related to British Virgin Islands tax jurisdiction.

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

Dihao is registered at Yangzhou and subject to a favorable income tax rate at 24% comparing to a statutory income tax rate of 33%, 30% for the Chinese central government and 3% for the local government, under the current tax laws of PRC because Yangzhou Development Zone is a special zone designated by Chinese central government to attract foreign investments. Dihao has been a high-tech company by Yangzhou Bureau of Science, Technology and Information. Under this category, Dihao entitled to enjoy a 100% exemption of corporate income tax for the first two years from the first profit-making year and a 50% exemption of corporate income tax for the following three years in accordance with the preferential rules established by Yangzhou local tax authority on August 2, 1999. 2007 is the second year for Dihao to enjoy the 100% exemption in corporation income tax. Therefore, there is no income tax for Dihao.

Wuhan Diguang Electronics Co., Ltd. ,or “Wuhan Diguang”, has been a foreign investment company. Under this category, Wuhan Diguang entitled to enjoy a 100% exemption of corporate income tax for the first two years from the first profit-making year and a 50% exemption of corporate income tax for the following three years in accordance with the preferential rules established by Wuhan local tax authority. Therefore, there is no income tax for Wuhan Diguang in the year of 2007. After the favorable income tax period, Wuhan Diguang will subject to a statutory income tax rate of 33%, 30% for the Chinese central government and 3% for the local government.

Dongguan Diguang Electronic Science and Technology Co., Ltd., or “Dongguan Diguang S&T”, is registered at Dongguan City Development Zone, Guangdong Province, China and subject to a favorable income tax at 27% comparing to a statutory income tax rate of 33%,30% for the Central Government and 3% for the local government, under the current income tax laws of PRC because Dongguan Development Zone is a coastal economic development zone designated by Chinese Central Government to attract foreign investments.

On March 16, 2007, the National People’s Congress of China passed the new Enterprise Income Tax Law, (“EIT Law”), and on December 6, 2007, the State Council of China issued the Implementation Regulations for the EIT Law which took effect on January 1, 2008. The EIT Law imposes a unified EIT of 25% on all domestic-invested enterprises and foreign invested enterprises unless these foreign investment enterprises qualify under certain grand-father rules. The Detailed Implementation Rules provides detailed instruction for implementation purpose. We believe that all of our entities in China are qualified under the grand-father rules. The current income tax holiday we have enjoyed will be phased out in the five years since January 1, 2008. The newly acted EIT and its Detailed Implementation Rules have no impact on the operating result of 2007.

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

Impairment of Long-Lived Assets

We adopt the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No.144”). SFAS No.144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The impairment loss for the years ended December 31, 2005, 2006, and 2007 was $0, $0, and $622,194, respectively. The impairment loss was related to the investment in Huaxia (Yangzhou) Integrated O/E System Inc., which was accounted for under the cost method.

The investment in Yangzhou Huaxia Integaration is our long term strategy for upstream integration for LED development.

Share-Based Payments

We adopted Statement of Financial Accounting Standards No 123(R): “Share-Based Payments” (SFAS 123R) effective January 1, 2006. SFAS 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R generally requires such transactions be accounted for using a fair-value-based method. As we have never issued any stock options and warrants before January 1, 2006 and issued certain stock options on March 1, 2006, we accounted for the stock option granted using a fair-value-based method in accordance with SFAS No. 123R.

Retrospective Restatement of Historical Consolidated Financial Statements

On January 3, 2007, the Company acquired 65% interest of North Diamond by exercising a purchase option, which was entered into between the Company and the Song brothers who are the holders of these 65% interest in North Diamond because North Diamond is conducting the same business as the Company. On December 29, 2007, Diguang Holdings entered into a sale and purchase agreement with Sino Olympics Industrial Limited, “Sino Olympics” thereafter, and Shenzhen Diguang Engine & Equipment Co., Ltd. to acquire a 100% interest in Dongguan Diguang S&T. The closing date of the acquisition was December 30, 2007. These two transactions were accounted for as assets exchanged between the entities under common control in accordance with Appendix D of SFAS No. 141, as the owners of Dongguan Diguang S&T and the 65% interest of North Diamond also own more than 50% interest of the Company.

In accordance with Paragraphs D16 and D17 in Appendix D of SFAS No. 141, the above two transactions changed the basis of presentation regarding the Company’s historical consolidated financial statements; therefore, all of the Company’s historical consolidated financial statements for the years ended December 31, 2005 and 2006 have been retrospectively restated to include the financial data of two previously separate entities, which are under the common control, since January 1, 2005 for the purpose of furnishing comparative information and the cash disbursements for the purchase prices paid and the obligations committed to pay were deemed as dividends distributed and declared in 2007. Accordingly, previously reported related party transactions associated with these two entities were eliminated during the retrospective restatement process. The following management discussion and analysis are based on the retrospectively restated historical financial statements.

Results of Operations

Comparison of Years Ended December 31, 2007 and 2006

Revenue

Net revenue was approximately $45.9 million for the year ended December 31, 2007, an increase of $11.7 million, or 34%, compared with $34.2 million for the prior year. Of the $11.7 million increase, $4.4 million came from the sales of both mid-size LED and CCFL products manufactured at Yangzhou facility and $4.2 million came from the sales of CCFL products at Wuhan facilities which started operation on July 1, 2007. The backlight products manufactured at Yangzhou facility were delivered mainly to Taiwanese customers located in the Eastern China region, particularly in Shanghai where certain famous international and domestic LCD module manufacturers reside. The backlight products manufactured at Wuhan facilities were delivered mainly to certain top TFT-LCD panel makers for the higher-priced 19” CCFL products. The remaining increase of $3.1 million in revenue was attributed to Diguang Electronics. The increase in revenue generated by Diguang Electronics was due mainly to the maiden sales to new customers. To meet new market demands in backlight industry, management has changed the product mix in favor of higher-priced products in the categories such as CCFL for automobile TV and large size CCFL for TFT-LCD, especially shifting from CCFL mid-size to LED mid-size products despite the fact that the backlight products were under pressure to cut down the unit price due to price erosion in the LCD monitor-end market. As a general trend, many multinational companies have shifted their procurement chain to China seeking low cost solution so that we are facing a great opportunity and challenge in terms of cost competition.

Our total net revenue can be divided into international sales and domestic sales as follows:

	Years Ended December 31,
	2006	2007
International sales	31,528,000	38,612,000
Domestic sales	2,714,000	7,297,000
Total	34,243,000	45,909,000

Sales to international customers totaled $38.6 million for the year ended December 31, 2007, an increase of $7.1 million, or 23%, compared with $31.5 million for the prior year. The increase in revenue was due primarily to the global demand for the digital display products such as automobile TV, portable DVD, MP3 and MP4 and LCD product series, particularly resulting in the surge in demand for the LED backlight. Of the $7.1 million increase, approximately $3.2 million was attributable to sales to Taiwanese customers generated at Wuhan and Yangzhou facilities netting the $2.8 million decrease in sales to Hong Kong customers by Diguang Electronics. The sales to major Korean customers increased to $4.7 million for 2007, an increase of $3.9 million, or 493%, compared with $793,000 for 2006. Of the sales of $4.7 million to Korea customers, Diguang Electronics delivered its maiden sales to a Korean-based customer in Southern China amounting to $3.9 million during 2007. Our new Korean customers have demonstrated to management that China is becoming a major country of manufacturing TFT-LCD products as most of the top and secondary tier LCD panel makers have shifted their sources of supply to China from their existing upstream and midstream vendor chain due to China’s low labor cost and other competitive advantages. Accordingly, we believe that this shift would provide a vast opportunity for us to venture into the larger size of CCFL backlight, which is our core competency, and probably the related industries such as LED TV backlight and LCD assembly. The sales to Hong Kong customers were $14.2 million for 2007, a decrease of $2.8 million, or 16%, compared with $17 million for 2006.

Sales to domestic customers were $7.3 million for 2007, an increase of $4.6 million, or 170%, compared with $2.7 million for 2006. The increase in domestic sales was attributable to our new customers and the increase of orders from our existing customers even though we faced the pressure to reduce our product unit price due to market competition. The increase of domestic sales arose from Diguang Electronics, in which there was an increase of $4 million generated from sales to existing customers and the remaining increase of $0.6 million from new customers.

We have three manufacturing facilities located in the East China region (Yangzhou), Central China region (Wuhan), and Southern China region (Dongguan). Especially, there are various capacities in the principal manufacturing facility located in Dongguan to serve our customers which are LCD TV and monitor manufacturers and LCD assembly firms. Based on three manufacturing facilities, we believe that we have strategically deployed our production capacity in China for our long term growth.

Because our current accounting system was unable to capture all relevant information with regard to the product size, volume and price changes in a systematic way, we were unable to discuss the financial impact of changes in volume and changes in product price here.

From the product mix aspect, our sales can be divided into two main categories: CCFL and LED products as follows.

	Years Ended December 31,
	2006	2007
CCFL	24,212,000	26,188,000
LED	10,031,000	19,721,000
Total	34,243,000	45,909,000

During the year ended December 31, 2007, CCFL products accounted for 57% of our total sales revenue, compared with 71% for 2006. Sales of CCFL backlights totaled $26.2 million for the year ended December 31, 2007, an increase of $2 million, or 8%, compared with $24.2 million for 2006. The change of the product mix was a result of adapting ourselves to the market pressure to reduce our product price and the shortage of TFT-LCD raw materials supply experienced in the first six months of 2007. We lost approximately $2.8 million sales to Hong Kong customers and approximately $1.2 million sales to other customers whereas we obtained $6 million increase in sales generated at our Wuhan and Yangzhou facilities by selling higher-priced products within the CCFL category in 2007. Moreover, the demand for CCFL products from a Korean customer started in 2007.

LED backlight products accounted for the remainder of the total sales revenues. Sales of LED backlight products totaled $19.7 million for 2007, an increase of $9.7 million, or 97%, compared with $10 million for 2006. The proportion of LED products, primarily small to medium sizes of backlight, accounted for 43% for 2007, which was 14% higher than 29% in 2006. The increase was due mainly to the rise of LED products demanded by new and existing customers in global market for more small inches of LCD products. Mobile phones and electrical products require LED backlight; therefore, there is a significant increase in LED products ranging from 4” to 10.5” delivered to our customers. Yangzhou Dihao commenced to deliver LED products to our customers from the second quarter ended June 30, 2007 onwards and the revenue contributed to $2.7 million, or 14%, of the total LED revenue for 2007.

We expect our LED shipments will continue to grow and be more sustainable as the transition from CCFL to LED backlights is becoming more compelling due to its superior performance in contrast ratio, color gamut, localized dimming and low power consumption.

Cost of Sales

Since the basic materials for all backlight products are similar, we discuss cost of sales in the aggregate for all products. Cost of sales was $38.1 million for 2007, an increase of $15 million, or 65%, compared with $23.1 million for 2006. The increase in cost of sales for 2007 was higher than the increase of 34% in total revenue for the year due mainly to the decrease in sales price and the increase in cost of raw materials.

Raw material cost was $30.6 million for 2007, an increase by $13.2 million, or 76%, compared with $17.4 million for 2006. The increase in raw materials cost for 2007 was mainly attributable to the increase of sales volume. Furthermore, we were unable to decrease the procurement cost in the same percentage as the reduction in the unit price pressured by market force as a general trend because the supplies of certain components were limited. Regarding the increase of raw material cost, management noted that the increase of large size CCFL product volume accounted for the increase of raw material cost as the material used for CCFL products had a much higher cost tag attached than the cost of raw materials used on other products. As a result, a percentage of material cost to total revenue, raw material cost accounted for 67% for 2007, compared with 51% for 2006. Facing this kind of situation, we tried very hard to develop new customers through tough negotiation in order for us to become one of their vendors. In addition, to decrease the working capital requirement in relation to purchasing raw materials used for large size of CCFL backlight, we processed the products for one of our key Taiwanese customers in Wuhan on an OEM basis.

Labor cost was $4.7 million for 2007, representing an increase of $1.3 million, or 38%, compared with $3.4 million for 2006. Compared with 65% increase in cost of sales, the increase of 38% in labor cost was lower. As a percentage of labor cost to revenue, the labor cost accounted for 10% of total net revenue for 2007, compared with 10% of total net revenue for 2006. The same percentage of labor cost to total revenue demonstrated our efforts to control labor cost through improving our productivity. In addition, the increase in the production of large inches of CCEL products did not require as much labor cost as producing the small and medium size of CCFL products.

Production overhead was $2.8 million for 2007, an increase of $0.6 million, or 27%, compared with $2.2 million for 2006. As the result of an increase in production volume, there was an increase for indirect overhead such as water and electricity expense, depreciation charges for new addition of machineries, repairs and maintenance expenses for new manufacturing facilities in Wuhan and Yangzhou. Compared with the increase of 65% in cost of sales, the increase proportion in production overhead was lower as the production overhead was semi-variable in nature. As a percentage of production overhead to total revenue, it accounted for 6% of total revenue in 2007, compared with 7% of total revenue in 2006.

Gross Margin

The overall gross margin for 2007 was 17%, a 15% decrease, compared with 32% gross margin for 2006. During 2007, we suffered a significant price reduction pressure on similar products compared with the unit price we got in 2006. We were unable to transfer the price reduction pressure to our suppliers, which meant that we still paid the market price to procure our raw materials. The sales volume for 19” CCFL LCD increased dramatically in 2007, amounting to 9.3 million, which had an average gross margin of only 5.28%. Furthermore, in order to move into the high-end products, the price of certain components contained in the customers’ specification was higher than the price of the same type of components used in the low-end products, which reduced our gross margin. Similarly, we were unable to pass the entire burden to our customers in order to maintain our market share in this industry. On the other hand, as the products made in Wuhan were on an OEM basis to lessen our working capital requirement whereas the low gross margin of the products manufactured in Wuhan has pushed our gross margin downwards. To the extent we were able to purchase our raw materials at lower prices consistent with the general trend of that product market, we did everything possible to take the advantage of the lower prices, which mitigated the price pressure from our customers. At the same time, our strategy to shift to LED products with a gross margin of 20% in 2007 also contributed a positive impact to our gross margin during 2007.

Management believes that the pressure to reduce the product unit price from market will continue in 2008. Accordingly, management intends to improve gross margin through focusing on the following aspects: enhancing our research and development to provide customers with alternative solutions, lowering purchasing cost and expending customer base, and forming internal strategic business units. Accordingly, management plans to design and implement standard operating procedures together with definite and full documentation in 2008 within the entire organization for the ultimate goal to enhance our productivity and profitability.

Regarding international sales, our gross margin was approximately 16% for 2007, a 15% decrease, compared with 31% for 2006 due to the price reduction pressure from end users who are LCD panel makers. Regarding domestic sales, our gross margin was approximately 24%, a 21% decrease, compared with 45% for 2006.

Selling Expenses

Selling expenses were $2.6 million for 2007, an increase of approximate $1 million, or 64%, compared with $1.6 million for 2006. Of the approximate $1 million of increase, commission expense accounted for $480,000 due to the fact that more sales in 2007 were commission-based sales; transportation expense accounted for $218,000 due to the increase in sale volume; payroll expense accounted for $223,000 due to the increase in headcounts; meal and entertainment and other accounted for approximately $70,000 related to the extended sale effort exercised by us; travel, show and exhibition expenses accounted for $49,000 due to the extended effort exercised by us; telecommunication expense decreased by $29,000 in conjunction with the decrease in other minor items. As a percentage of total revenue, selling expenses were approximately 5.6% for 2007 and 4.6% for the prior year, respectively.

Research and Development Expenses

The net research and development expenses were $1,054,000 for 2007, an increase of $268,000, or 34%, compared with $786,000 for 2006. The increase was mainly attributable to the increase in payroll expense of $471,000 related to our engineers performing research and development functions. The increase was offset by the decrease in $180,000 mainly comprising of net mould charges and raw materials for design and development usage netting against the reimbursement of mould charges from customers, which demonstrated that we were able to deliver our new products in 2007 for the development made in 2006. Other fluctuation include: the decrease in patent expense and training expense of $80,000 and increase in government fund and others of $57,000. As a percentage of total sales revenue, research and development expenses were approximately 2.3% and 2.3% for 2007 and 2006, respectively.

General and Administrative Expenses

General and administrative expenses were $6.5 million for 2007, a decrease of $180,000, or 3%, compared with $6.7 million for 2006. In terms of the components of general and administrative expenses, share-based compensation decreased by $928,000, or 43%, compared with $2,134,000 for 2006. The decrease was attributable to the resignation of former CFO and two independent directors in 2007. Professional service fees decreased by almost $389,000, or 46%, compared to the amount of $1,236,000 for 2006. The decrease should be attributable to less financing and reorganization activities taking place in 2007 compared to the level of activities incurred in 2006. Payroll expense was increased by $440,000 in connection with the increase in headcounts and pay scale increase. The start-up expenses for Wuhan entity accounted for $293,000 whereas there was no such expense for 2006. In addition, bad debt allowance increased by $386,000 as a result of the increase of receivables with aging older than one year, compared to $271,000 for 2006. The last $17,000 increase was related to office expense, compared to $1.59 million for 2006. As a percentage of total sales revenue, general and administrative expenses represented 14% and 19% for 2007 and 2006, respectively. Excluding the stock compensation expense, the remaining general and administrative expense for 2007 and 2006 represented 11% and 13% of total revenue, respectively.

Interest Income

The net interest income was $122,000 for 2007, representing a decrease of $37,000, or 23%, compared with $159,000 for 2006. The decrease in net interest income was due to the fact that more cash was occupied by financing the business expansion and the new manufacturing facility in Wuhan in 2007 whereas more net interest income was earned during 2006 on cash generated from operations and unused proceeds from the private placement that took place on March 17, 2006. Interest income for 2007 and 2006 represented 0.27% and 0.46% of total revenue, respectively.

Investment Income

The investment income was $483,000 for 2007, represented an increase of $429,000, or 794%, compared with $54,000 for 2006. The increase was attributable to the high yield from the investment fund placed with the Bank in China which was redeemed in December 2007. Compared with investment income of $54,000 for 2006, which was attributable to the yield from the cash proceeds from the private placement placed as short-term deposit in Hong Kong during 2006, we did much better in 2007. Investment income for the years ended December 31, 2007 and 2006 represented 1.05% and 0.16% of the total revenue, respectively.

Other expenses

Other expense was $168,000 for 2007, representing an increase of $68,000, or 68%, compared with $100,000 for 2006. The increase was due primarily to the increase in exchange losses incurred in working capital. Other expenses for 2007 and 2006 represented 0.37% and 0.29% of total revenue, respectively.

Income Tax Provision

Income tax provision for 2007 was approximately $94,000, a decrease of $359,000, compared with $453,000 for 2006. The decrease in income tax provision was attributable mainly to decrease of the taxable income at Diguang Electronics. The taxable income at Diguang Electronics was $619,000 for 2007, compared with the taxable income of $4.5 million for 2006, considering the fact that the applicable tax rate for Diguang Electronics was 15% for 2007 and 10% for 2006, respectively. In addition, we did not provide any US federal income tax provision for 2006 as there was no taxable income in the U.S. whereas we recorded US federal income tax provision of approximately $33,000 for 2007 as a result of subpart F income generated by Diguang S&T (HK) during 2007 in accordance with relevant US IRS codes. As a percentage of net revenue, income tax provision was 0.21% and 1.32% for the years ended December 31, 2007 and 2006, respectively.

Net Loss

Net loss was $2,905,000 for 2007, compared with net income of $1,665,000 for 2006, representing a decrease of approximately $4.6 million in net income, or 275%. Minority interest portion of net income generated at North Diamond was $335,000 for 2007 and $75,000 for 2006, which represent 11% of net loss for 2007 and 4.5% of net income for 2006. The decrease in net income was due mainly to the decrease in gross margin, the increase in operating expenses, which was attributable mainly to the increase in selling expenses, the increase in research and development expense, the increase in impairment loss related to a long-term investment, and the increase in non-operating loss as a result of the weak dollar value as our international sales were mainly denominated by US dollars. As a percentage of total revenue, net loss for 2007 accounted for 6.3% whereas net income for 2006 accounted for 4.9%, representing a decrease of 11.2%.

Earnings per Share

The basic loss per share was $0.13 for 2007, compared with basic earnings per share of $0.08 for 2006. Basic earning per share for 2007 were negatively impacted by $0.21 per share due to the significant decrease in gross margin, the increase in operating expenses, the incurrence of impairment loss in a long term investment, and the increase in non-operating loss. In addition, the weighted average common shares outstanding were increased to 22,531,000 shares for 2007, as compared with 21,384,000 shares for 2006.

Comparison of Years Ended December 31, 2006 and 2005

Revenue

Net revenue was approximately $34.2 million for the year ended December 31, 2006, a decrease of $1.4 million, or 4%, compared with $35.6 million for the prior year. The major reason of the revenue decline was the pricing pressure in the backlight industry. CCFL products were under more pricing pressure than LED products because CCFL backlights were mostly applied to middle size (7”-10.4”) displays that are newer products and are, therefore, subject to more price erosion in the earlier stage of the product life cycle. In such an environment, our strategy was to improve our product mix in favor of higher-priced products in the CCFL category. This strategy mitigated the impact of the pricing pressure on our financial results.

Our total net revenue can be divided into international sales and domestic sales as follows:

	Years Ended December 31,
	2005	2006
International sales	30,727,000	31,528,000
Domestic sales	4,921,000	2,714,000
Total	35,648,000	34,243,000

Sales to international customers totaled $31.5 million for 2006, a decrease of $800,000, or 2.6%, compared with $30.7 million for the prior year. Sales to Taiwanese customers were $9.4 million for 2006, a decrease of $360,000, or 4%, compared with $9.8 million for the prior year. The remaining decease of $440,000 was related to other small international customers. However, sales to Hong Kong customers were $17 million for 2006, an increase of $1.5 million, or 9.5%, compared with $15.5 million for the prior year. This was attributable to the sales of CCFL backlights for 19" displays to a new Hong Kong based customer with the sales of $1.4 million. We were further selected as one of the major in-house suppliers to supply higher-priced products of 19" CCFL and to start in 2007 in Wuhan.

Sales to domestic customers were $2.7 million for 2006, a decrease of $2.2 million, or 45%, compared with $4.9 million for the prior year. The decrease in domestic sales was primarily a result of reducing product price under the market pressure and the physical product volume did not decrease.

Due to the fact that our current accounting system was unable to capture all relevant information with regard to the product size, volume and price changes in a systematical way, we were unable to discuss the financial impact of changes in volume and changes in product price at here.

From the product mix aspect, our sales can be divided into two main categories: CCFL and LED products as follows.

	Years Ended December 31,
	2005	2006
CCFL	24,290,000	24,211,000
LED	11,358,000	10,031,000
Total	35,648,000	34,242,000

During the year ended December 31, 2006, CCFL products accounted for 71% of total revenue, compared with 68% for the prior year. Sales of CCFL backlights totaled $24.2 million for 2006, which is similar to the sales of $24.3 million in 2005. Whiling facing the price reduction pressure on CCFL products from the market, we increased the sales of higher-priced products within the CCFL category, such as backlights for portable DVDs and automobile TV.

LED backlight products accounted for the remainder of total revenues. Sales of LED backlight products totaled $10 million for 2006, a decrease of $1.4 million, or 11.6%, compared with $11.4 million for the prior year. The decrease is due to the fact that LED technology cannot economically used to produce backlight products for monitor larger than three inches. Therefore, the sales volume of LED products dropped; however the unit price for certain existing products did not decline as significantly as the price of CCFL products, which indicated that we sold higher price-to-performance products to our customers.

Cost of Sales

Since the basic materials for all backlight products are similar, we discuss cost of sales in aggregate of all products. Cost of sales was $23.1 million for 2006, a decrease of $78,000, or 0.3%, compared with $23 million for the prior year. The decrease in cost of sales for 2006 was lower than 4% decrease in total revenue for 2006.

Raw material cost was $17.4 million for 2006, a decrease of $1.5 million, or 8%, compared with $18.9 million for the prior year. The 8% reduction of raw material cost was a key contributor to our accomplishment of a higher gross margin in a very challenging market environment. The decrease in raw material costs was attributed to the re-engineering of product designs that aimed at maximizing the luminous efficiency of products while minimizing the material input, reducing unit cost of raw materials purchased, and enhancing the efficiency in the production process.

Labor cost was $3.4 million for 2006, compared with $2.5 million for the prior year. The 36% increase in labor cost was attributed to the significant increase in headcount of employees as well as increase in employee benefits. The increase in headcounts resulted from establishing the film cutting and LED assembling lines to bring these functions in-house.

Production overhead was $2,249,000 for 2006, an increase of $580,000, or 35%, compared with $1,669,000 for the prior year. The 35% increase in production overhead was attributable to the additional depreciation expense from the newly established production lines for the 15”-19” CCFL products. The increase in production overhear was in exchange for the improvement of our production efficiency by setting up all production lines in one location. The benefit will be materialized in the long run.

Gross Margin

The overall gross margin for 2006 was 32.7%, a 2.7% decrease, compared with 35.4% gross margin for the prior year. Facing the significant pressure to reduce the product unit price on our exiting products, we managed to maintain our gross margins through changing product mix in favor of higher-margin products, re-engineering product designs to reduce material consumption, and enhancing product quality. In addition, we developed know-how to produce more types of components in-house at lower costs than purchasing them from outside suppliers. Facing the unfavorable price reduction pressure on product sales, we also took advantage of purchasing components and raw materials at a lower price in the same time. The lower purchase cost significantly offset the negative impact of the price reduction during 2006. However, the saving in purchasing cost was also offset by increase in labor cost and production overhead, respectively, and the inventory provision recorded at the yearend of 2006.

Regarding international sales, our gross margin was approximately 33%, a 3% decrease, compared with 36% for the prior year due to the price reduction pressure from end users who are LCD panel makers. Regarding domestic sales, our gross margin was approximately 31%, a 1% decrease, compared with 32% in 2005.

Selling Expenses

Selling expenses were $1,575,000 for 2006, an increase of $95,000, or 6%, compared with $1,480,000 for 2005. Among the components of selling expense, commission expense decreased by $317,000 due to the fact that more sales were generated by our employees and less sales generated on the commission basis in 2006, compared to $1 million for 2005. Office expense decreased by $127,000 due to the fact that office function was moved into the headquarter office since March 2006. Payroll expense was increased by $120,000 in 2006 due to the increase in headcounts. Transportation expense increased by $155,000 due to the increase in volume shipped in 2006, compared to $123,000 for 2005. Meal and entertainment and other expenses increased by $164,000 as a result of sales employees’ marketing effort. Travel, show and exhibition, and advertising expense increased by $45,000 in 2006. In addition, telecommunication expense was increased by $50,000 along as marketing efforts in conjunction with minor increase in other items. As a percentage of total sales revenue, selling expenses were approximately 4.6% for 2006 and 4.2% for 2005.

Research and Development

For the year ended December 31, 2006, the net research and development expenses were $786,000, an increase of $59,000, or 8%, compared with $727,000 for the prior year. Before offset by government subsidies for research and development in the form of value-added tax rebate, the gross research and development expenses were $949,000 and $930,000 for the year ended December 31, 2006 and 2005, respectively. The government subsidies we received were $163,000 and $203,000 for the year ended December 31, 2006 and 2005, respectively. This increase of merely $19,000 reflected our efforts in researching and developing new products, such as the 15”-19” backlights for monitors and LED backlight application for televisions. The increase was mainly incurred in the expansion of the research and development team as well as the compensation levels of our engineers. Moreover, the consumption of mould and the material for experiments and sample products also experienced a meaningful increase. As a percentage of total sales revenue, research and development expenses were approximately 2.3% and 2.0% for the year ended December 31, 2006 and 2005, respectively.

General and Administrative Expenses

General and administrative expenses were $6.7 million for 2006, an increase of approximate $5 million, or 294%, compared with $1.7 million for 2005. In terms of the components of general and administrative expense, share-based compensation accounted for $2.1234 million resulting from granting 540,000 stock options on March 1, 2006 whereas there was no such expense in 2005. The increase almost accounted for 43% of total increase in 2006. Profession service fee increased by $840,000 as a result of conducting reverse merger with a shell company in the U.S. and private placement to raise $12 million and becoming a publicly traded company on OTCBB. Payroll expense increased by $910,000 due to the increase in headcounts and pay scale and significant increase in employee benefit. In addition, we provided allowance for doubtful account by $272,000, which did not incur in 2005. By centralizing office function including rental, business travel and other miscellaneous items, office expense increased by 837,000 for 2006. As a percentage of total revenue, general and administrative expenses represented 19% and 5% for the year ended December 31, 2006 and 2005, respectively.

Interest Income

The net interest income was $159,000 for 2006, representing an increase of $191,000, or 597%, compared to a net interest expense of $32,000 for 2005. During the year ended December 31, 2005, we had a term bank loan of $494,000 outstanding and corresponding interest incurred during 2005. That bank loan was paid off on October 28, 2005. We had no interest-bearing debt outstanding during 2006. Interest income was earned on cash proceeds from the private placement that took place on March 17, 2006. Interest income for 2006 represented 0.5% of total revenue.

Income Tax Provision

Income tax provision for 2006 was approximately $453,000, a decrease of $80,000, or 2%, compared with $533,000 for the prior year. The decrease in income tax provision was attributable mainly to the decrease in taxable income at Diguang Electronics. The taxable income in Diguang Electronics for was $4.5 million, compared to $5.3 million for the prior year. Diguang Electronics has been entitled to enjoy a 50% exemption from corporate income tax at the rate of 15% for the three years from January 1, 2004 to December 31, 2006, which means that the income tax rate should be 7.5% for these three years. However, in accordance with the Rules for the Implementation of the Income Tax law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises prescribed by the central government, the minimum corporate income tax rate should be 10% for the three years ended December 31, 2004, 2005, and 2006. Therefore, the tax provision was based at a rate of 10% for both periods, respectively. As a percentage of net revenue, income tax provision was 1.4% and 1.5% for the years ended December 31, 2006 and 2005, respectively.

Net Income

Net income was $1.7 million for 2006, a decrease of $6.8 million, or 80%, from $8.5 million for the prior year. Minority interest portion of net income at North Diamond was $75,000 for 2006 and net loss of $84,000 for 2005. The decrease in net income was attributable to $1.4 million decrease in total revenue, the decrease in gross margin, more than $5 million increase in operating expenses, and the decrease in non-operating income. As a percentage of total revenue, net income fell to 5% for 2006 from 24% for 2005.

Earnings per Share

The basic earnings per share were $0.08 for 2006, a decrease of $0.39 per share, or 83%, compared with $0.47 for 2005. The decrease in earnings per share was due to the decrease in net income attributable to common shareholders. In addition, the weighted average common shares outstanding increased to 21.4 million shares for 2006, compared to 18.3 million shares for 2005.

Liquidity and Capital Resources

As of December 31, 2007, we had total assets of $56.6 million, of which cash amounted to $16.3 million, accounts receivable amounted to $12.7 million and inventories amounted to $7.5 million. Our working capital was approximately $11.8 million and our equity was $28.8 million compared with working capital of $21.01 million and equity of $33.74 million on December 31, 2006. Our quick ratios were approximately 1.16:1 and 2.37:1 at December 31, 2007 and 2006, respectively.

We believe that the current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash expected to be generated from continuing operations. Our ability to generate adequate amount of cash to meet our future capital requirements will depend primarily on operating cash flow. If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, we may require additional financing. We expect to obtain a line of credit from the commercial banks in China.

Working capital decreased by $9.3 million to $11.8 million at December 31, 2007 from $21.1 million at December 31, 2006. The ratio of current assets to current liabilities at December 31, 2007 and 2006 was 1.45 and 2.73, respectively. The decrease in working capital is primarily due to an increase of accounts payable, amount due to a related party and amount due to stockholders, and offsetting by the increase of accounts receivable and inventories. Accounts payable increased $10.8 million, which was attributable to the rise of inventory level in Dihao and Wuhan at the end of 2007 and extended credit terms by vendors. Amount due to a related party and amount due to stockholders increased $167,000 and $1,100,000, respectively, as a result of acquiring 100% interest of Dongguan Diguang S&T. Accounts receivable and inventories increased $6,3 million and $3.1 million, respectively. The increase in accounts receivable was a result of the increase in sales generated by Yangzhou and Wuhan facilities and the longer credit terms granted to new customers in 2007. The increase in inventories was primarily related to the expectation of the increase in sales in 2008 generated in Yangzhou and Wuhan facilities.

Comparison of Years Ended December 31, 2007 and 2006

Cash position decreased $4.3 million, or 21%, from $20.6 million at December 31, 2006 to $16.3 million at December 31, 2007

Net cash provided by operating activities was $3.9 million for 2007, compared with the net cash provided by the operating activities of $3.6 million for 2006.

Non-cash items added approximately $4,261,000 back to cash outflow from operating activities for 2007, compared with total non-cash items of $3,773,000 for 2006. Of the non-cash items for 2007, approximately $1,206,000 was from share-based compensation, $928,000 lower than $2,134,000 for 2006 due mainly to the resignation of former CFO and two independent directors and other management team members. Depreciation was $1,198,000 for 2007, with an increase of $432,000, compared with $766,000 for 2006, due primarily to the addition of equipment and machinery for our new product lines, such as backlights for computer monitors and cell phones, and new office building in Shenzhen that was purchased during 2006 and put into use in March of 2007. Inventory provision was $296,000 for 2007, $250,000 lower than $546,000 for 2006. Minority interest was $335,000 for 2007, compared with $75,000 for 2006 due to the increase net income generated by North Diamond for 2007. Before we wrote off our allowance for doubtful accounts against accounts receivables, bad debt allowance was $604,000 for 2007, $345,000 higher than $259,000 for 2006. There was no imputed interest and deferred tax assets impact for 2007, compared with a positive $80,000 of imputed interest and a negative $87,000 of deferred tax assets for 2006. In addition, there was impairment loss of $622,000 related to a long term investment accounting for under cost method in 2007.

The impact of the changes in operating assets and liabilities on cash flow was explained as follows. The accounts receivable during 2007 was increased by approximately $6,508,000, compared with a $542,000 decrease in 2006. Inventory level increased by $3,170,000 during 2007, compared with a $1,222,000 increase during 2006. Other receivables increased by $249,000 during 2007, compared with a $152,000 increase for 2006. Deposits, prepayment and other assets decreased by $460,000 during 2007, compared with a $638,000 increase in deposits, prepayment and other assets for 2006. VAT recoverable increased by $185,000 during 2007, compared with a $220,000 increase for 2006.

Advances from customers increased by $296,000 during 2007, compared with a $158,000 decrease in 2006. In addition, tax payable increased by $88,000 for 2007, compared with a decrease of $228,000 for 2006. Accounts payable increased by approximately $10 million during 2007, compared with a $735,000 increase during for 2006. Accruals and other payables increased by $1,732,000, compared with the increase of $611,000 for 2006. The following summarized the impact of changes in operating assets and liabilities on cash flow between year ended December 31, 2007 and 2006:

•	$5,966,000 from Accounts receivable (negative impact)
•	$1,949,000 from inventory (negative impact)
•	$1,001,000 from other receivable, prepayments and other assets (positive impact)
•	$35,000 from VAT recoverable (positive impact)
•	$9,341,000 from accounts payable (positive impact)
•	$1,121,000 from accruals and other payable (positive impact)
•	$453,000 from advance from customers (positive impact)
•	$316,000 from taxes payable (positive impact)

The total positive impact from above non-cash items and changes in operating assets and liabilities was approximately $4.4 million.

Net cash used in investing activities amounted to $10.2 million for 2007, an increase of $4.8 million, or 89%, compared with the $5.4 million cash used in investing activities for 2006. During 2007, we invested $6.2 million in plant, property and equipment, an increase of $3.0 million, or 94%, compared with $3.2 million during 2006. The long-term investment during 2006 was $1.5 million whereas there was no cash disbursement for long term investment during 2007. During 2006, we redeemed $1.1 million marketable securities and paid deposit of $1.8 million for the new office building where we moved in 2007. During 2007, we acquired 65% interest of North Diamond and 100% interest of Dongguang Diguang S&T by paying cash of $1.98 million and $2.0 million, respectively.

Net cash used in the financing activities for 2007 was $34,000, compared with $11 million net cash provided by financing activities for 2006. There was no private placement in 2007 which generates cash proceeds of $12 million during 2006 accounting for the total decrease. During 2006, the owners of North Diamond infused a total of $1.4 million of capital into Yangzhou facility whereas there was no such capital infusion in 2007. Compared with the cash proceeds from private placement incurred in 2006 and capital infusion of $1.4 million in 2006, the cash disbursement for related parties was immaterial whereas there was a positive cash flow from amount due to related parties during 2007. Also during 2007, we repurchased 252,000 shares of common stock with a total cost of $429,000. Meanwhile, we had obtained the research funding of $236,000, which was granted by Chinese government and shared with other companies. If our research activities fail, we would have to pay back to the Chinese government. However, if our research activities are successful, the fund received will be deemed as government subsidies.

Comparison of Years Ended December 31, 2006 and 2005

As of December 31, 2006, our cash position had a net increase of $10 million as compared with cash position of $11 million at December 31, 2005.

Net cash generated by operating activities was $3.6 million for 2006, a decrease of $6 million, or 63%, from the $9.6 million for 2005.

Non-cash items added approximately $3,773,000 back to cash flow from operating activities for 2006, compared with total non-cash items of $528,000 for 2005. Of the non-cash items for 2006, approximately $2.1 million was the share-based compensation whereas there was no such expense for 2005. Depreciation was $766,000 for 2006, $267,000 higher than the $499,000 for 2005, due primarily to the additions of equipment and machinery for our new product lines, such as backlights for computer monitors, during 2006. Bad debts allowance for 2006 was $259,000, $227,000 higher than the $32,000 for 2005. Inventory provision was $545,000 for 2006 whereas there was no inventory provision for 2005. The cash impact of deferred tax assets was a negative $87,000 for 2006 whereas there was no such impact from deferred tax assets for 2005. The impact of changes in non-cash items on cash flow from operating activities between 2006 and 2005 was approximately $3.3 million positive.

The impact of the changes in operating assets and liabilities on cash flow was explained for as follows. The accounts receivable during 2006 increased by approximately $542,000 compared with the $1.3 million increase in accounts receivable for 2005. Inventory level increased by $1.2 million during 2006, a decrease of $800,000 or 40% less than the $2 million increase in inventory for 2005. Other receivables increased by $152,000 during 2006, $71,000, or 32% less than the $223,000 increase for 2005. VAT recoverable during 2006 increased by $220,000 whereas there was no such change for 2005. Deposits, prepayment and other assets during 2006 increased by $638,000, compared with the $25,000 decrease in the same category for 2005.

Advances from customers decreased by $158,000 during 2006, compared with the $19,000 increase in the same category for 2005. In addition, tax payable decreased by $228,000 for 2006, compared with an increase of $348,000 for 2005. Accounts payable decreased by $735,000 for 2006, compared with the $3.3 million increase for 2005. Accruals and other payables increased by $611,000 during 2006, $193,000, or 46%, more than the $418,000 increase for 2005. The following summarized the impact of changes in operating assets and liabilities on cash flow between years ended December 31, 2006 and 2005:

•	$765,000 from accounts receivable (positive impact)
•	$824,000 from inventory(positive impact)
•	$71,000 from other receivable (positive impact)
•	$220,000 from VAT recoverable (negative impact)
•	$663,000 from deposits, prepayment and other assets (negative impact)
•	$2,570,000 from of accounts payable (negative impact)
•	$193,000 from accruals and other payable (positive impact)
•	$177,000 from advance from customers (negative impact)
•	$576,000 from taxes payable (negative impact)

The total impact from above non-cash items and the changes in operating assets and liabilities was approximately $2.4 million.

Net cash used in investing activities amounted to $5.5 million for 2006, a decrease of $263,000, or 5%, compared with the $5.7 million cash used in investing activities for 2005. During 2006, we invested $3.2 million into plant, property and equipment as a result we added new production lines in Dongguan facility whereas we relocated our production lines to Dongguan facility during 2005. During 2005, we incurred investment of approximately $4.1 million into plant, property and equipment for future business expansion. The majority of the $4.1 million investment in fixed assets during 2005 was spent on adding equipment and machinery to Dongguan facility. During 2006, we disposed of marketable securities with proceeds of approximately $1.1 million, compared with the purchase of marketable securities by $765,000 during 2005. During 2006, we made cash payment of $1.8 million for a new office space which was not put into use as of December 31, 2006, compared with the deposit of $722,000 made during 2005. During 2006, we made a $1.5 million investment in Huaxia (Yangzhou) Integrated O/E System Inc. for 15% of its equity interest whereas we did not have such investment activity in 2005. During 2006, due from related parties was decreased by $22,000 whereas we incurred cash disbursement of 97,000 to related parties.

Net cash generated by financing activities for 2006 was approximately $11 million. The primary source of cash flow for 2006 was from a private placement incurred in March 2006 through which we received cash proceeds of $12 million in connection with effecting a reverse merger with Online Processing, Inc. Offering expenses paid in 2006 amounted to approximately $1.74 million in addition to $26,000 paid in 2005. The net funds raised will be used to financing our next phase of expansion resulting from our new product offerings. The increase in cash used in financing activities for 2006 was due to the repayment to related parties, which was a negative cash flow of $470,000, a decrease of $605,000 compared with a positive cash flow of $135,000 for 2005. We paid dividends of approximately $111,000 during 2006, which was the remaining balance at December 31, 2005 whereas there were no dividends paid for 2005.

Our primary source of funds for 2006 was from operating cash flows and the remaining cash proceeds from private placements incurred in March 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          (a) Financial Statements

          The following financial statements are set forth at the end hereof.

          1.     Report of Independent Registered Public Accounting Firm

          2.     Consolidated Balance Sheets as of December 31, 2007 and 2006

          3.     Consolidated Statements of  Income and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005

          4.     Consolidated Statements of  Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

          5.     Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

          6.     Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Due to a recent reorganization by BDO International, the Company's auditors, BDO Reanda, were no longer part of the BDO International network. In order to assure the continuity of audit services rendered by BDO International, the Company decided, effective October 22, 2007, to select BDO Shenzhen as its independent auditor, beginning with the review for the third quarter ending September 30, 2007.

The Audit Committee approved the resignation of BDO Reanda and the appointment of BDO Shenzhen Dahua Tiancheng CPAs effective October 22, 2007.

The change in auditors was not the result of any disagreement with BDO Reanda, and the Company's management team would like to take this opportunity to express our cordial thanks to BDO Reanda for their valuable professional services to the Company.

This information was previously reported in our Current Report on Form 8-K filed on October 26, 2007.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures:

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with the preparation of this annual report on Form 10-K (“Form 10-K”), the Company carried out an evaluation as of December 31, 2007, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2007 the Company's disclosure controls and procedures were not effective because of the material weaknesses described below under “Management's Annual Report on Internal Control over Financial Reporting.”

To address these material weaknesses, the Company performed additional analyses and other procedures (described below under the subheading “Interim Measures”) to ensure that the Company’'s consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, Company management believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

(b)	Management’s report on internal control over financial reporting.

 Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Management has conducted an assessment, including testing, of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making its assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in internal control over financial reporting have been identified as of December 31, 2007.

1.	Entity level material weaknesses-control environment

We did not have an appropriate level of control consciousness as it relates to the establishment and maintenance of policies and procedures with respect to key internal controls. Effective controls were not designed and in place over the process related to identifying and accumulating all required information to ensure the completeness and accuracy of consolidated financial statements and disclosures as required by Rule 3-10 of Regulation S-X.

2.	Insufficient resources for US GAAP compliance

The Company currently lacks finance and accounting personnel who possess sufficient skills and experience to ensure that all transactions are accounted for in accordance with US GAAP.  In addition, we do not have sufficient internal financial policies and procedures to ensure that the existing personnel are capable of fulfilling the requirements of US GAAP reporting.  Amongst those deficiencies, revenue and cost recognition were affected most as evidenced by their significant adjustments as compared to our preliminary consolidated financial statements.

3.	Ineffective information technology general control

The Company currently does not have a formal documentation on the information technology general controls, including program development, program changes, computer operations, access to programs and data.

Remediation Measures of Material Weaknesses

To remediate the material weaknesses described above in “Management’s Report over Financial Reporting”, we have implemented or plan to implement the following measures, and will continue to evaluate and may in the future implement additional measures.

1.
We planned remediation measures of hiring and training of personnel who will address these material weaknesses generally as we will have sufficient personnel with knowledge, experience and training in the application of U.S. GAAP commensurate with our financial reporting requirements;

2.
Audit Committee and management will prioritize improvement of our internal control over financial reporting. We have a comprehensive training program in financial reporting on U.S.G.A.A.P internally and our staff have enrolled in professional accounting seminars.

3.
We continue to retain the services of outside U.S. counselor to advise on SEC disclosure requirements and at the same time, we have the staff training plan on the disclosure requirement either internally or enrolment in professional courses.

4.
The Company is in the progress of implementing an ERP system which we considered would enable the Company to enhance its management capability on monitoring the Company's business operations. Besides, we are in the process of establishing a comprehensive IT short term development plan and long term strategic plan that are appropriately aligned with business objectives and include the following:

•
IT short term development plan: Business departments will initialize the information technology requests in accordance with their business workflow, and senior management will develop implementation plans and procedures;

•
IT long term strategic plan: IT long term strategic plan development is based on corporate strategic requirement, including the IT goal and mission, guidance, objectives and the Company’s actions.  The IT mission and guidance drive how IT should implement and align with the Company’s strategic goals;

•	Senior management of the Company will review and approve the IT strategic plan.

We also planned to develop an appropriate IT Organization and Relationships program to regulate IT organizational structure that adequately supports critical systems and segregation of duties, including the following:

•	IT managers to have adequate knowledge and experience to fulfill their responsibilities to deliver high quality IT services;
•	Significant IT processes, controls and activities documented;
•	Job roles and responsibilities within the IT organization clearly defined and documented;
•	IT personnel to understand and accept their responsibilities regarding internal controls; and
•	IT management to implement a division of roles and responsibilities, segregation of duties, that reasonably prevents a single individual from subverting a critical process.

We expect that the overall ERP implementation, together with the above mentioned policies and procedures, will be completed before September 2008.

We believe that we are taking the steps necessary for remediation of the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal controls over financial reporting:

For the fourth quarter ended December 31, 2007, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

(d) Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, CORPORATE GOVERNANCE AND BOARD INDEPENDENCE

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2007  The Board of Directors is comprised of only one class.  All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position
Yi Song	50	Board Chairman and CEO
Hong Song	44	Director and COO
Keith Hor	43	Chief Financial Officer (appointed as of March 7, 2007)
Fong Heung Sang	48	Independent Director (appointed as of August 8, 2007)
Hoi S. Kwok	56	Independent Director (appointed as of August 8, 2007)
Tuen-Ping Yang	61	Independent Director

Yi Song, Board Chairman, President and Chief Executive Officer, established Diguang Electronics in 1996 and has been its chairman since inception. Mr. Song started his career in 1976 when he joined Hubei Wei Te Engine Factory as a technician. He was subsequently promoted to the position of engineer and thereafter, director of technology. From 1978 to 1979, he conducted research in the detecting fuse tube system of mathematical control together with a team of researchers from Wuhan Wireless Research Institute. From 1990 to 1996, he worked in the field of the marketing and sales operation in Shenzhen Nanji Electromechanical Company Ltd. under Aidi (Group) Corporation of China. Mr. Song is one of the members of SID, or Society for Information Display, the Deputy Director (Commissioner) of Working Committee of Shenzhen Electronics Communication Experts, one of the members of China Flat Plate Display Association, and Deputy Director of Shenzhen Optoelectronic Industry Association. In 2003, he was awarded Excellent Entrepreneur by Shenzhen Government and in 2006 he was again awarded the same title. Mr. Song cooperated with Wuhan University to research and develop the computer detecting project of Motor Automation Control Engineering. Mr. Song has completed a CEO course from Tsinghua University that focused on International Enterprise Management and is now working towards receiving his MBA for the University of Southern Queensland. Mr. Song is Hong Song's older brother and Tuen-Ping Yang's nephew.

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

Keith Hor, Chief Financial Officer, was our financial controller from October 2006 to March 2007, overseeing the corporate strategic planning, financial and accounting functions and he was appointed chief financial officer on March 7, 2007 followed the resgination of former chief financial officer on teh same date. Mr. Hor has extensive experience in corporate finance, treasury, accounting, auditing and financial planning experience in multi-national corporations. From April 2004 to September 2006, he was the group financial controller of and company secretary for Asia Tiger Group Ltd, a company listed in the Mainboard of Singapore Stock Exchange Ltd. and principally engaged in the trading and manufacturing of office equipment products and digital cameras with manufacturing facilities in Shenzhen, China. Prior to that, Mr. Hor had been the Vice President-Finance and Administration (Hong Kong & China) for five years in Jardine Logistics (HK) Ltd., a company principally engaged in air and sea forwarding services, warehouse, supply chain, inventory management and third party logistics services. He was a certified practicing accountant in Price Waterhouse from 1988 to 1993. Mr. Hor obtained his Master of Finance from the Bernard M. Baruch College, the City University of New York and his Professional Diploma of Accountancy from the Hong Kong Polytechnic University. He is a fellow member of the Chartered Association of Accountants, UK and an associate member of Hong Kong Society of Accountants.

Fong Heung Sang, Independent Director, appointed as of August 8, 2007, is a US Certified Public Accountant, and since December 2006 has served as the Executive Vice President for Corporate Development of Fuqi International, Inc.(Nasdaq: FUQI) From January 2004 to November 2006, Mr. Fong served as the managing partner of Iceberg Financial Consultants, a financial advisory firm based in China that advises Chinese clients on raising capital in the United States. From March 2002 to March 2004, Mr. Fong served as Chief Financial Officer of Pacific Systems Control Technology, Inc. (NASDAQ: PFSY), a Chinese company listed on NASDAQ and later on OTCBB. From December 2001 to December 2003, Mr. Fong was the Chief Executive Officer of Holley Communications, a Chinese company that engaged in CDMA chip and cell phone design. Mr. Fong currently serves as an independent director and audit committee member of Universal Technology Holdings Limited (HK Stock Code 8091), a Hong Kong public company, and as an independent director and chairman of the audit committee of Kandi Technologies, Inc., a U.S. public company (Nasdaq: KNDI). Mr. Fong graduated from the Baptist University with a diploma in history in 1982. He has a MBA from the University of Nevada at Reno and a Masters in Accounting from the University of Illinois at Urbana-Champagne, and is a member of the American Institute of Certified Public Accountants (AICPA) appointed as of August 8, 2007, is a Certified Public Accountant, and since December 2006 has served as the Executive Vice President for Corporate Development of Fuqi International, Inc. From January 2004 to November 2006, Mr. Fong served as the managing partner of Iceberg Financial Consultants, a financial advisory firm based in China that advises Chinese clients on raising capital in the United States. From March 2002 to March 2004, Mr. Fong served as Chief Financial Officer of Pacific Systems Control Technology, Inc. (NASDAQ: PFSY), a Chinese company listed on NASDAQ and later on OTCBB. From December 2001 to December 2003, Mr. Fong was the Chief Executive Officer of Holley Communications, a Chinese company that engaged in CDMA chip and cell phone design. Mr. Fong currently serves as an independent director and audit committee member of Universal Technology Holdings Limited (HK Stock Code 8091), a Hong Kong public company, and as an independent director and chairman of the audit committee of Stone Mountain Resources, Inc., a U.S. public company (OTCBB: SMOU). Mr. Fong graduated from the Baptist University with a diploma in history in 1982. He has a MBA from the University of Nevada at Reno and a Masters in Accounting from the University of Illinois at Urbana-Champagne.

Hoi S. Kwok, Independent Director, appointed as of August 8, 2007, is the Dr. William Mong Endowed Chair Professor of Nanotechnology at the Hong Kong University of Science and Technology. He has served as a consultant to numerous companies, and currently for Bona Fide Instruments, Ltd (Hong Kong), Integrated Micro-displays Limited (Hong Kong), and Himax Displays (Taiwan). He has founded four companies, and most recently eLite Displays (Hong Kong) in 2004. He received his B.S. in Electrical Engineering from Northwestern University in 1973, and received his B.S. and Ph.D. in Applied Physics from Harvard University in 1974 and 1978, respectively

Tuen-Ping Yang, Independent Director, has been the President of Cinema Systems, Inc. located in California since 1992. Previously, from 1984 to 1986, Mr. Yang served as the President of World Television Network and a Director of the Los Angeles National Bank. He has also been an Assistant Professor at Chinese Culture University, and a Manager of CMPC Taipei, Taiwan. He received his first Golden House Award (Taiwan’s Oscar Award) as the Best Film Director in 1972, and has received that award an additional three times since that date. He received his bachelor's degree from the National Taiwan University of Arts in 1967 and his master’s degree of Fine Arts from the University of California, Los Angeles, U.S. in 1976. Mr. Yang is Yi Song’s and Hong Song’s uncle.

Significant Employees

The following are employees of Diguang Electronics who are not executive officers, but who are expected to make significant contributions to our business:

Gangyi Luo, General Manager of Large Sized LED Backlight SBU, Diguang Electronics, joined Diguang Electronics in 2000 as a Sales Engineer, the departmental manager and later Superintendent of Sales & Marketing.  He was a lecturer from 1996 to 2000 at Kunming Railway Equipment School before joining Diguang Electronics in the Sales and Marketing Department as a Sales Engineer.  Based on his performance, Luo Gangyi was promoted to the position of Departmental Manager, then Superintendent of Sales and Marketing.  Luo Gangyi studied from 1992 to 1996 in Southwest Jiaotong University and obtained an Engineering degree.

Huade Zuo, General Manager of Small Sized Backlight SBU, Diguang Electronics, joined Diguang Electronics in 1999 as an engineer, manager, deputy chief engineer and later as Technology Superintendent. He is responsible for our technology, especially for the new technology and products.  From 1981 to 1999, he worked with Hubei Wei Te Engine Factory, where he was involved in product development. He has extensive experience in the design and production of moulds.  Mr. Zou Huade graduated from Wuhan Wireless Industries College in 1981, specializing in the design and production of moulds.

Maoshan Ding, General Manager of Conventional Backlight SBU, Diguang Electronics, joined Diguang Electronics in 2001 as R&D Engineer, R&D manager and later R & D Superintendent. He was also a director of Diguang Electronics at the beginning of 2005.  He was engaged in working at Hu Bei Wei Te Engine Factory, as Technology Section Chief and Engineer from 1980 to 1988.  He was engaged in working on R&D fields for engine products, Honghu Mechanical Electronic Research Institute from 1988 to 2001.  He graduated from Hubei Electronic Industrial School with a major in Semi-conductors.

Chen Rongguo, Director of Management Center, Diguang Electronics, joined Diguang Electronics in 2003 as deputy chief economist and production manager and later as budget & control superintendent.  From 1980 to 1989, he worked with Hubei Wei Te Engine Factory where he held various positions in production, finance and corporate management functions.  In 1989, he joined Wan Ma Company as an assistant to the general manager where he was involved in the day-to-day operations of the Company.  In 1995, he was transferred to the holding company, Ji Li Group Company, as logistics control manager.  Mr. Chen studied economic management by remote learning in Beijing Institute of Economic Management from 1983 to 1986.

Chao Guo, General Manager of Medium Sized Backlight SBU, Diguang Electronics, jointed Diguang Electronics in January 2003.  From January 2003 up to now he worked as manager in Diguang Electronics for overseas sales in charge of Korea and Europe market development and because of his good achievements he was promoted as General Manager of Medium Sized backlight SBU on September 1, 2007. From July 2002 to December 2002 he worked for Dongguan Tailian Manufacture Co, LTD as PMC dept Assistant. Mr.Guo studied  in Xi An Europe Asia Foreign Language University, China  in July 2002 with Major as International Trade.

Audit Committee Financial Expert

The Company has a separately-designated a standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act, as amended. The Audit Committee consists of the following individuals, all of whom the Company considers to be independent, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence: Fong Heung Sang, Hoi S. Kwok and Tuen-Ping Yang.  Mr. Fong Heung Sang is the Chairman of the Audit Committee. The Board has determined that Mr. Fong Heung Sang is the Audit Committee financial expert, as defined in Item 407(d0(5)of Regulation S-K, serving on the Company’s audit committee.

Compensation Committee

The Company has a separately-designated standing Compensation Committee of the Board of Directors. The Compensation Committee is responsible for determining compensation for the Company’s executive officers.  The Company’s three independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Fong Heung Sang, Hoi S. Kwok and Tuen-Ping Yang serve on the Compensation Committee. Mr Hoi S. Kwok is the Chairman of the Compensation Committee.

Nominating Committee

The Company has a separately-designated standing Nominating Committee of the Board of Directors. Director candidates are nominated by the Nominating Committee.  The Nominating Committee will consider candidates based upon their business and financial experience, personal characteristics, expertise that is complementary to the background and experience of other Board members, willingness to devote the required amount of time to carrying out the duties and responsibilities of Board membership, willingness to objectively appraise management performance, and any such other qualifications the Nominating Committee deems necessary to ascertain the candidates ability to serve on the Board.  In general, in order to provide sufficient time to enable the Nominating Committee to evaluate candidates recommended by stockholders, the Corporate Secretary must receive the stockholder's recommendation no later than thirty (30) days after the end of the Company's fiscal year.  The Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Fong Heung Sang, Hoi S. Kwok and Tuen-Ping Yang serve on the Nominating Committee.  Mr. Tuen Ping Yang is the Chairman of the Nominating Committee.

Stockholders Communication

Stockholders interested in communicating directly with the Board of Directors, or specified individual directors, may email the Company’s independent directors and they will review all such correspondence and will regularly forward to the Board copies of all such correspondence that deals with the functions of the Board or committees thereof or that he otherwise determines requires their attention.  Directors may at any time review all of the correspondence received that is addressed to members of the Board of Directors and request copies of such correspondence.  Concerns relating to accounting, internal controls or auditing matters will immediately be brought to the attention of the Audit Committee and handled in accordance with procedures established by the Audit Committee with respect to such matters.

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

We have not retained a compensation consultant to review our policies and procedures with respect to executive compensation. We conduct an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. Based on the compensations committee general industry knowledge of various companies in the electronics industry, we believe the salaries and bonuses of the key officers and employees of Diguang are fair and reasonable.

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

Options.  Our 2006 Stock Incentive Plan authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants. Our Compensation Committee was the administrator of the stock option plan until the authority was delegated by the Board to our chief operating officer, Song Hong in 2007. Stock option grants were made on February 25, 2006 or at the commencement of employment. The board of directors reviewed and approved the stock option to our key employees, including our chief financial officer, and our independent directors on February 25, 2006 and the granting of stock options subsequent to that was administered and approved by the Compensation Committee, based upon a review of the competitive compensation of the key officers and the key employees, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. In 2006, our former chief financial officer, the only named executive officer, was awarded stock options in the amounts indicated in the section entitled “Grants of Plan Based Awards”. These grants were made to encourage an ownership culture among our employees. Neither the chief executive officer nor the chief operating officer has been granted any stock options. Stock options granted by us have an exercise price of $5.00 per share, expire ten years after the date of grant and with monthly vesting at the end of each month after March 1, 2006 for the three independent directors and yearly vesting for the chief financial officer and other employees; the options issued to the independent directors and the chief financial officer and our other employees vest at a rate of 1/36th per month, and 1/4th per year, respectively. During 2007, the former chief financial officer and two former independent directors resigned and all option awards had been expired as of December 31, 2007, except 20,000 shares have vested with the former chief financial officer at the time of her resignation on March 8, 2007. In 2007, our current chief financial officer, the only named executive officer, was award stock options in the amounts indicated in the section entitled “Grants of Plan Based Awards”.

2006 Stock Incentive Plan.  Our 2006 Stock Incentive Plan authorizes us to grant incentive stock option, nonstatutory stock option, stock options, cash awards and stock awards to our employees, directors and consultants. Mr. Song Hong, our chief operating officer, is the administrator of the plan. If and when stock option awards are granted, they will be made on March 1 annually and, occasionally, to meet other special retention or performance objectives. Mr. Song Hong will provide the stock option award plans to the Compensation Committee on the executive officers and other key employees, etc. based upon the competitive compensation of the key officers and the key employees, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. Periodic stock option award plan to eligible employees, etc. will be regularly prepared by Mr. Song Hong for the approval of the Compensation Committee.

Stock Appreciation Rights.  We currently do not have any Stock Appreciation Rights Plan that authorizes us to grant stock appreciation rights.

Other Compensation.  Our chief executive officer and chief operating officer who were parties to employment agreements prior to the filing of this annual report will continue to be parties to such employment agreements in their current form until such time as the Compensation Committee determines in its discretion that revisions to such employment agreements are advisable. There has been no employment agreement with our previous chief financial officer. Other than the annual salary stipulated in the employment agreements of our chief executive officer and chief operating officer and the bonus that may be awarded to them at the discretion of the Compensation Committee, and other than the annual salary and the stock options granted to our chief financial officer, we do not have any other benefits and perquisites for our executive officers; however, the Compensation Committee in its discretion may provide benefits and perquisites to these executive officers if it deems it advisable. We currently have no plans to change the employment agreements (except as required by law or as required to clarify the benefits to which our executive officers are entitled as set forth herein) or to extend benefits and perquisites.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option awards[1] ($) (f)	Non-equity incentive plan compensation ($) (g)	Change in pension value and non-qualified deferred compensation earnings ($) (h)	All other compensation ($) 2 (i)	Total ($) (j)
Yi Song Chief Executive Officer and Chairman of the Board	2007 2006 2005	218,660 250,000 16,890	- - -	- - -	- - -	- - -	- - -	- - -	218,660 250,000 16,890

Keith Hor Chief Financial Officer (appointed on March 8, 2007)	2007 2006 2005	117,283 - -			16,795				134,078 - -

Jackie You Kazmerzak Chief Financial Officer (resigned on March 8, 2007)	2007 2006 2005	27,599 100,000 -	- - -	- - -	36,991 184,954 -	- - -	- - -	- - -	64,590 284,954 -

Hong Song Chief Operating Officer	2007 2006 2005	174,554 200,000 13,122	- - -	- - -	- - -	- - -	- - -	- - -	174,554 200,000 13,122

Jackie You Kazmareck resigned as CFO on March 8,2007 and 60,000 shares were forfeited and 20,000 shares were vested at the time of termination under the Stock Option Plan . The fair value of the vested 20,000 shares was $221,945 and its remaining balance of $36,991 was amortized in 2007.

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

Mr.Keith Hor entered into an employment agreement, (the "Employment Agreement"), on March 7, 2007, to serve as our Chief Financial Officer with effect from March 8, 2007. Pursuant to the Employment Agreement, Mr. Hor shall receive a salary of US$10,000 per month, payable pursuant to our normal payroll practices. In addition, Mr. Hor was granted options to purchase the equivalent of 20,000 of our shares under our 2006 Stock Incentive Plan. The vesting schedule of his options is as follows: 25% of the shares subject to the stock options shall vest on each of the first four anniversary of March 1, 2008.

We shall also pay Messrs. Yi Song , Hong Song and Keith Hor such bonuses as may be determined from time to time by our Compensation Committee. The amount of annual bonus payable to them may vary at the discretion of the Compensation Committee. In determining the annual bonus to be paid to them, the Compensation Committee may, consider all factors they deem to be relevant and appropriate.

Grants of Plan-Based Awards

		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards; number of shares of	All other option awards; number of securities	Exercise or base price of	Grant date fair value of stock
Name	Grant date	Threshold ($)	Target ($)	Maxi-mum ($)	Threshold (#)	Target (#)	Maxi-mum (#)	stock or units (#)	underlying options (#)	option awards ($/Sh)	and option awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Song Yi Chief Executive Officer and Chairman of the Board	-	-	-	-	-	-	-	-	-	-	-
Keith Hor Chief Financial Officer	March 1, 2007							20,000		$5	$5
Jackie You Kazmerzak Chief Financial Officer	-	-	-	-	-	-	-	-	-	-	-
Song Hong Chief Operating Officer	-	-	-	-	-	-	-	-	-	-	-

 Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
	Number of securities underlying	Number of securities underlying	Equity incentive plan awards: number of securities			Number of shares or units of stock	Market value of shares or units of stock	Equity incentive plan awards: number of unearned shares units or other	Equity incentive plan awards: market or payout value of unearned shares, units or other rights
Name[2]	unexercised options exercisable (#)	unexercised options unexercisable (#)	underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	that have not vested (#)	that have not vested ($)	rights that have not vested (#)	that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Song Yi Chief Executive Officer and Chairman of the Board	-	-	-	-	-	-	-	-	-
Keith Hor Chief Financial Officer	5,000	-	15,000	5	February 28, 2017			15,000	32,700
Jackie You Kazmerzak Chief Financial Officer	20,000	-	-	5	February 25, 2016	-	-	-	-
Song Hong Chief Operating Officer	-	-	-	-	-	-	-	-	-

Pursuant to the terms of the Amended and Restated Share Exchange Agreement, we assumed Diguang’s outstanding 2006 stock incentive plan covering options totaling the equivalent of 1,500,000 shares of our common stock. Options equivalent to approximately 566,000 shares of our common stock were issued under the Diguang 2006 Option Plan before the Share Exchange closed as follows: the equivalent of 20,000 and 80,000 shares were granted to Diguang’s current and former chief financial officer in 2007 Agreement, as of March 7, 2007, the date the former chief financial officer resigned, 20,000 of her options have been vested and are exercisable but none of them has been exercised as of March 7, 2007. Under the Stock Option Agreement, the remaining of the 60,000 shares subject to the option that were unvested and hence unexercisable shall terminate and expire effective immediately on March 7, 2007, the date of her resignation. Under the Stock Option Agreement, 16,795 of his options have been vested and are exercisable but none of them has been exercised as March 1, 2008 . Neither the Chief Executive Officer nor the Chief Operating Officer was or is granted any options.

Director Compensation

Name[3]	Fees earned or paid in cash ($)	Stock awards ($)	Option awards[1] ($)	Non-equity incentive plan compensation[7] ($)	Change in pension value and nonqualified deferred compensation earnings[8]	All other compensation[2] ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Remo Richli	18,300	30,824		-	-	-	49,124
Gerald Beemiller	12,467	30,824		-	-	-	43,291
Tuen-Ping Yang	24,000	50,962		-	-	-	74,962
Fong Heung Sang	18,000						18,000
Hoi S. Kwok	12,000						12,000

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

As of December 31, 2006, we had a total of 22,593,000 shares of common stock outstanding, which are our only issued and outstanding voting equity securities.  As of December 2007, we had repurchased a total of 252,300 shares and we had a total of 22,340,700 shares of common stock outstanding.

The following table sets forth, as of Februrary 28, 2008: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our common stock known to us, the number of shares of common stock beneficially owned by each such person, and the percent of our common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares our common stock beneficially owned, and the percentage of our common stock so owned, by each such person, and by all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage Ownership(1)
Sino Olympics Industrial Limited	15,590,000	69%

Yi Song (2)	15,590,000	69%

Hong Song	*	*

Tuen-Ping Yang	*	*

Fong Heung Sang (appointed on August 8, 2007)

Hoi S. Kwok (appointed on August 8, 2007)

Remo Richli (resigned on June 20, 2007)	*	*

Gerald Beemiller (resigned on June 22, 2007)	*	*

Jackie You Kazmerzak (resigned on March 8, 2007)	*	*

Keith Hor (appointed on March 8, 2007)

All Officers & Directors as a Group	15,590,000	69%

(1) All percentages have been rounded up to the nearest one hundredth of one percent.

(2) Mr. Yi Song is the majority stockholder of Sino Olympics, as such he may be viewed as having beneficial ownership over all 15,590,000 shares owned by Sino Olympics.

* Individual owns less than 1% of our securities.

Pursuant to the terms of the Share Exchange, and as described above, we assumed Diguang’s 2006 Option Plan, which includes a total of 1,500,000 shares.  Employees, as well as officers and directors, will be eligible to receive shares under Diguang’s 2006 Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transaction with management and others

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

As part of the Share Exchange, Sino Olympics received 17,000,000 shares of our common stock in exchange for its shares of Diguang Holdings’ common stock.  Yi Song and Hong Song, two of our officers and directors as of the close of the Share Exchange, own Sino Olympics.

We are continually looking for opportunities to expand our business through either internal growth or by merger and acquisition.  During the process of understanding Diguang Holdings’ business operation, we noted that Sino Olympics owns currently owns a 32.5% interest in North Diamond, Ltd., a British Virgin Islands corporation, which owns a wholly foreign owned enterprise. Sino Olympics also has an option to acquire an additional 32.5% interest in North Diamond common stock from another stockholder for a total purchase price of $487,500. The wholly foreign owned enterprise will produce backlight products which are different from those we currently produce, but which we would like to produce in the near future. Thus, we entered into a Purchase Option Agreement, the “Option Agreement”, with Sino Olympics, Diguang Electronics, and Yi Song and Hong Song, the “Songs”, giving us the right to acquire the interests held in North Diamond from Sino Olympics. Under the Option Agreement, we have the right to purchase from Sino Olympics its entire equity interest in North Diamond, including the option to acquire the additional 32.5% ownership, for a period of one year from the date of the Option Agreement. The consideration to be paid for the exercise of the option is the amount that Sino Olympics paid for its interest, plus interest at the rate of 6% per annum, plus the assumption of any remaining obligation of Sino Olympics to contribute registered capital to North Diamond. In consideration for the Sino Olympics' entry into the Option Agreement, we and Shenzhen Diguang Electronics Co., Ltd. have agreed to allow Yi Song and Hong Song to devote such time and attention to the business of North Diamond as they deem appropriate, subject to the oversight of the independent members of our board of directors. In view of the possibility that we are going to own a significant interest in this joint venture, we believe that it is in our best interest to have Yi Song and Hong Song devote a portion of their business time and efforts to the joint venture.

On May 12, 2006, we entered into an Amended and Restated Purchase Option Agreement, the “Amended Agreement”, which superceded the Option Agreement. The parties to, and the terms and conditions of, the Amended Agreement are wholly identical to the Option Agreement except in the following respects. First, Sino Olympics’s current ownership of a 32.5% equity interest, “the Equity Interest”, in North Diamond is in exchange for a total contribution of $487,500 in registered capital, and not as was stated in the Option Agreement, in exchange for a total contribution of $20,000,000 in authorized capital. Second, Sino Olympics granted us the option to purchase, on or before May 12, 2007, all of the Equity Interest, including the option to acquire the additional 32.5% ownership in North Diamond, and not as was stated in the Option Agreement, on or before April 21, 2007. Third, the interest at the rate of 6% per annum which forms part of the consideration applies to both the Equity Interest and the additional 32.5% interest in North Diamond. Furthermore, the Amended Agreement elaborated that the interest at the rate of 6% per annum shall commence on the date of payment made by Sino Olympics towards its registered capital of North Diamond and shall end on the date we exercise the option. Finally, the Amended Agreement shall terminate if we fail to exercise the option prior to May 12, 2007, and not as stated in the Option Agreement, prior to April 21, 2007.

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

On May 15, 2006, our board of directors, which included all the independent directors, passed resolutions to approve our acquisition of the Equity Interest and Sino Olympics’s additional 32.5% ownership in North Diamond.

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

During the normal course of business, transactions involving the movement of funds among certain related parties have occurred from time to time. The details of amounts due from and due to related parties are summarized as follows:

Related Party Relationships

Name of Related Parties	Relationship with the Company

Mr. Yi Song	One of the shareholders of the Company
Mr. Hong Song	One of the shareholders of the Company
Shenzhen Diguang Engine & Equipment Co., Ltd., a China based entity	80% owned by Mr. Yi Song and 20% owned by Mr. Hong Song
Sino Olympics Industrial Limited	The representative of Song’s brothers

The roll forward details of amount due to related parties were summarized as follows:

Amount due to	Diguang Engine	Stockholders	Total

Balance at January 1 , 2006	$1,706,165	$-	$1,706,165

Loan	1,358,261	-	1,358,261
Accrued interest	13,738	-	13,738
Payments made	(1,779,705)	-	(1,779,705)
Translation adjustment	16	-	16
Balance at December 31, 2006	$1,298,475	$-	$1,298,475

Accrued interest	77,113	-	77,113
Purchase price for acquisition of 65% interest in North diamond	-	1,977,864	1,977,864
Purchase price for acquisition of 100% interest in Dongguan Diguang S&T	-	4,200,000	4,200,000
Purchase price paid	-	(3,977,864)	(3,977,864)
Translation adjustment	90,202	-	90,202
Balance at December 31, 2007	$1,465,790	$2,200,000	$3,665,790

On December 29, 2007, Diguang International Holdings Ltd., or “Diguang International Holdings”, our wholly-owned subsidiary, entered into a sale and purchase agreement, or the “Agreement”, with Sino Olympics Industrial Limited, or “Sino Olympics”, and Shenzhen Diguang Engine & Equipment Co., Ltd., or “Shenzhen Diguang”, to acquire a 100% interest in Dongguan Diguang Electronics Science and Technology Co. Ltd., or “Dongguan S&T”. The closing date of the acquisition was December 30, 2007, which was deemed to be the date for the purpose of financial consolidation. Pursuant to local law, the acquisition is not effective until the registration of change of shareholders is approved by the Industrial and Commercial Bureau in Dongguan, Administration of Foreign investment in enterprises in Dongguan and State Administration in Foreign Exchange. Such approval is expected to be obtained within six months.

The above acquisition was approved by the independent directors of the Registrant at the board of directors’ meeting held on November 28, 2007.

According to the Agreement dated December 29, 2007, the consideration for the sale and purchase is US$4,200,000 and the initial payment is US$2,000,000, followed by 4 equal installments of US$550,000 payable on or before June 30, 2009.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees for professional audit services rendered by BDO Shenzhen Dahua Tiancheng, BDO Reanda for the audit of the Company’s annual financial statements for the fiscal years 2007 and 2006 respectively, and fees billed for other services provided by BDO Shenzhen Dahua Tiancheng and Chiu & Wang, Inc., BDO Reanda and Chiu & Wang, Inc. for fiscal years 2007 and 2006 respectively, and other fees also include the 404 consulting fee provided by E&Y in 2007. The Audit Committee has approved all of the following fees.

	Fiscal Year Ended
	2007		2006

Audit Fees	$275,090		$207,700
Audit related Fees	40,000	(1)	176,000
Tax Fees	36,600	(2)	5,000
404 consulting Fees	95,500		-

Total Fees	$447,250		$388,700

(1)	Includes accounting and reporting consultations related to acquisition.

(2)	Includes fees for service related to tax compliance services, preparation and filing of tax returns and tax consulting services.

Audit Committee’s Pre-Approval Policy

During fiscal year ended December 31, 2007, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor.  The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures.  On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year.  At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.  For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence. There was no audit committee for the fiscal year ended 2005.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Financial Statements/Schedules

  Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Income and Comprehensive Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

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

10.2	Employment Agreement of Yi Song (incorporated by reference from Form 8-K filed on April 21, 2006)

10.3	Employment Agreement of Hong Song (incorporated by reference from Form 8-K filed on April 21, 2006)

10.4	Amended and Restated Purchase Option Agreement dated May 12, 2006 (incorporated by reference from Form 10-QSB filed on May 15, 2006)

10.5	Lease Agreement between Wuhan Diguang Electronics Co. Ltd. and TPV Technology (Wuhan) Co. Ltd dated November 18, 2006

10.6	Employment Agreement of Keith Hor dated March 7 2007 (incorporated by reference from Form 8-K filed on March 13, 2007)

10.7	Lease Agreement between Dihao Electronics (Yangzhou) Co. Ltd and Transcend Optronics (Yangzhou) Co., Ltd dated October 1, 2007

10.8	Lease Agreement between Wuhan Diguang Electronics Co. Ltd and Wuhan Hannstar Technology Co. Ltd dated October 29, 2007

10.9	Sale and Purchase Agreement relating to 100% interest in Dongguan Diguang Science & Technology Limited dated December 29, 2007 (incorporated by reference from Form 8-K filed on January 4, 2008

14.1	Code of Ethics (incorporated by reference from Form S-1/A filed on October 30, 2006)

21.1	Subsidiaries of the registrant (incorporated by reference from Form S-1 filed on June 16, 2006)

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

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

Dated: April 14, 2008	/s/ Yi Song
Yi Song
Chairman of the Board and Chief Executive Officer (Director and Principal Executive Officer)

Dated: April 14, 2008	/s/ Hong Song
Hong Song
Director

Dated: April 14, 2008	/s/ Fong Heung Sang
Fong Heung Sang
Director

Dated: April 14, 2008	/s/ Hoi S. Kwok
Hoi S. Kwok
Director

Dated: April 14, 2008	/s/ Tuen-Ping Yang
Tuen-Ping Yang
Director

FINANCIAL STATEMENTS

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Diguang International Development Co., Ltd

We have audited the accompanying consolidated balance sheets of Diguang International Development Co., Ltd (the “Company”) as of December 31, 2007, and the related statements of income and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diguang International Development Co., Ltd, as of December 31, 2007, the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Shenzhen Dahua Tiancheng CPAs
BDO Shenzhen Dahua Tiancheng CPAs

Shenzhen, PRC
April12, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors
Diguang International Development Co., Ltd

We have audited the accompanying consolidated balance sheets of Diguang International Development Co., Ltd (the “Company”) as of December 31, 2006, and the related statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Dongguan Diguang Electronic Science and Technology Co., Ltd., a wholly-owned subsidiary, those statements include assets which represent 16% of the consolidated assets as of December 31, 2006, and revenues which represent 0% and 0% of the consolidated revenues for each of the years in the two-year period ended December 31, 2006. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dongguan Diguang Electronic Science and Technology Co., Ltd., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Diguang International Development Co., Ltd, as of December 31, 2006, the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Reanda
BDO Reanda

Beijing, PRC
March 23, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors
Diguang International Development Co., Ltd

We have audited the accompanying balance sheets of Dongguan Diguang Electronic Science and Technology Co., Ltd (“Dongguan Diguang S&T”) as of December 31, 2005 and 2006, and the related statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of Dongguan Diguang S&T’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Dongguan Diguang S&T is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Dongguan Diguang S&T’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dongguan Diguang Electronics Science and Technology Co., Ltd, as of December 31, 2005 and 2006, the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Shenzhen Dahua Tiancheng CPAs
BDO Shenzhen Dahua Tiancheng CPAs

Shenzhen, PRC
December 28, 2007

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,
	2006	2007

ASSETS
Current assets:
Cash and cash equivalents	$20,550,032	$16,250,727
Accounts receivable, net of allowance for doubtful account $751,145 and $680,784	6,384,253	12,713,705
Inventories, net of provision $545,446 and $841,518	4,396,247	7,499,768
Other receivables, net of provision $0 and $102,574	243,334	389,764
VAT recoverable	220,793	407,376
Advance to suppliers	1,398,594	904,203
Deferred tax asset	86,572	86,572
Total current assets	33,279,825	38,252,115

Investment, net of impairment $0 and $622,194	1,500,000	877,806
Property and equipment, net	8,321,004	17,449,871
Construction in progress	1,896,537	-
Prepayment for purchasing office space	1,969,462	-
Total assets	$46,966,828	$56,579,792
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,033,367	$18,855,416
Advance from customers	177,184	464,281
Accruals and other payables	1,991,603	3,358,199
Accrued payroll and related expense	347,688	795,690
Income tax payable	335,672	428,217
Amount due to related parties	1,298,475	1,465,790
Amount due to stockholders - current	-	1,100,000
Total current liabilities	12,183,989	26,467,593

Research funding advanced	-	245,730
Amount due to stockholders	-	1,100,000
Total non-current liabilities	-	1,345,730
Total liabilities	12,183,989	27,813,323

Minority interest	1,043,035	1,475,361
Stockholders’ equity:
Common stock, par value $0.001 per share, 50 million shares authorized, 22,593,000 shares and 22,593,000 issued, 22,593,000 shares and 22,340,700 outstanding	22,593	22,593
Additional paid-in capital	18,468,478	20,028,955
Treasury stock at cost	-	(429,295)
Appropriated earnings	1,294,578	1,949,839
Retained earnings	12,865,572	3,127,110
Translation adjustment	1,088,583	2,591,906
Total stockholders’ equity	33,739,804	27,291,108

Total liabilities and stockholders' equity	$46,966,828	$56,579,792

See accompanying notes to financial statements

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In US Dollars)

	Years Ended December 31,
	2005	2006	2007

Revenues:
Revenues, net	$35,648,118	$34,242,617	$45,909,256
Cost of sales	23,066,958	23,145,450	38,087,919

Gross profit	12,581,160	11,097,167	7,821,337

Selling expense	1,480,229	1,574,524	2,582,456
Research and development	727,302	786,322	1,054,367
General and administrative	1,664,094	6,656,469	6,476,242
Loss on disposing assets	913	-	-
Impairment loss	-	-	622,194
Income (loss) from operations	8,708,622	2,079,852	(2,913,922)

Interest income (expense), net	(32,075)	158,699	122,251
Investment income (loss)	(7,405)	53,676	483,311
Other income (loss)	293,341	(99,908)	(168,017)

Income (loss) before income taxes	8,962,483	2,192,319	(2,476,377)

Income tax provision	532,927	452,562	94,343

Net income (loss) before minority interests	8,429,556	1,739,757	(2,570,720)

Minority interests	(84,327)	74,941	334,617

Net income (loss)	$8,513,883	$1,664,816	$(2,905,337)

Weighted average common shares outstanding - basic	18,250,000	21,383,960	22,531,384

Earnings (loss) per share - basic	0.47	0.08	(0.13)

Weighted average common shares outstanding - diluted	18,250,000	21,383,960	22,531,384

Earning (loss) per shares - diluted	0.47	0.08	(0.13)

Other comprehensive income :
Net income	$8,513,883	$1,664,816	$(2,905,337)
Translation adjustments	234,630	851,488	1,857,709

Comprehensive income (loss)	$8,748,513	$2,516,304	$(1,047,628)

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(In US Dollars)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Appropriated Earnings	Retained Income Loss)	Accumulated Comprehensive Income (Loss)	Total
Balance at January 1, 2005	18,250,000	$18,250	$-	$3,846,144	$133,507	$7,184,389	$2,465	$11,184,755
Retained earnings converted to capital	-	-	-	1,236,445	-	(1,236,445)	-	-
Appropriation	-	-	-	-	368,326	(368,326)	-	-
Dividends declared	-	-	-	-	-	(2,100,000)	-	(2,100,000)
Imputed interest on stockholder loans	-	-	-	79,683	-	-	-	79,683
Net income for the year	-	-	-	-	-	8,513,883	-	8,513,883
Translation adjustment	-	-	-	-	-	-	234,630	234,630
Balance at December 31, 2005	18,250,000	18,250	-	5,162,272	501,833	11,993,501	237,095	17,912,951

Reorganization and recapitalization	1,943,000	1,943	-	(44,425)	-	-	-	(42,482)
Common shares issued	2,400,000	2,400	-	10,256,976	-	-	-	10,259,376
Offsetting offering expenses	-	-	-	(25,718)	-	-	-	(25,718)
Fair value of stock options granted	-	-	-	2,134,342	-	-	-	2,134,342
Capital infused in two previously separate entities	-	-	-	905,357	-	-	-	905,357
Imputed interest on stockholder loans	-	-	-	79,674	-	-	-	79,674
Net income for the year	-	-	-	-	-	1,664,816	-	1,664,816
Appropriation	-	-	-	-	792,745	(792,745)	-	-
Translation adjustments	-	-	-	-	-	-	851,488	851,488
Balance at December 31, 2006	22,593,000	22,593	-	18,468,478	1,294,578	12,865,572	1,088,583	33,739,804

Fair value of stock options granted	-	-		1,206,091	-	-	-	1,206,091
Net income for the year	-	-	-	-	-	(2,905,337)	-	(2,905,337)
Appropriation	-	-	-	-	655,261	(655,261)	-	-
Treasury stock	-	-	(429,295)	-	-	-	-	(429,295)
Translation adjustment converted into capital	-	-	-	354,386	-	-	(354,386)	-
Deemed dividend distribution	-	-	-	-	-	(6,177,864)	-	(6,177,864)
Translation adjustments	-	-	-	-	-	-	1,857,709	1,857,709
Balance at December 31, 2007	22,593,000	$22,593	$(429,295)	$20,028,955	$1,949,839	$3,127,110	$2,591,906	$27,291,108

See accompanying notes to financial statements

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007
(The Increase or Decrease in Cash and Cash Equivalents)
 (In US Dollars)

	Years Ended December 31,
	2005	2006	2007

Cash flows from operating activities:
Net income(loss)	$8,513,883	$1,664,816	$(2,905,337)
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	(84,327)	74,941	334,617
Depreciation	499,203	766,141	1,197,819
Imputed interest	79,683	79,674	-
Bad debts allowance	32,061	259,237	604,258
Inventory provision	-	545,446	296,072
Impairment of long-term investment	-	-	622,194
Loss on disposing assets	913	-	-
Stock compensation	-	2,134,342	1,206,091
Deferred tax asset	-	(86,572)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,306,417)	(541,888)	(6,507,856)
Inventory	(2,046,095)	(1,221,802)	(3,170,378)
Other receivables	(222,967)	(152,056)	(248,711)
VAT recoverable	-	(219,860)	(184,913)
Prepayments and other assets	25,421	(638,015)	459,832
Accounts payable	3,303,643	734,551	10,075,059
Accruals and other payable	417,810	610,856	1,732,009
Advance from customers	19,196	(157,525)	295,936
Taxes payable	347,510	(228,046)	88,034

Net cash provided by (used in) operating activities	9,579,517	3,624,240	3,894,726

Cash flows from investing activities:
Purchase of fixed assets	(4,124,520)	(3,214,600)	(6,172,666)
Cash paid for acquisition of two entities	-	-	(3,977,864)
Long term investment	-	(1,500,000)	-
Disposal (purchase) of marketable securities	(765,370)	1,056,122	-
Deposit for office building	(721,928)	(1,808,773)	-
Due from related parties	(96,659)	21,538	-

Net cash used in investing activities	(5,708,477)	(5,445,713)	(10,150,530)

Cash flows from financing activities:
Common share issued	-	12,000,000	-
Stock repurchase	-	-	(429,295)
Offering expenses	(25,718)	(1,740,624)	-
Due to related parties	135,319	(469,590)	158,876
Capital infused by owners of North Diamond	-	1,392,857	-
Research funding advanced	-	-	236,225
Payments for a long-term bank loan	(470,941)	-	-
Dividend paid	-	(111,140)	-

Net cash provided by (used in) financing activities	(361,340)	11,071,503	(34,194)

Effect of changes in foreign exchange rates	183,415	738,486	1,990,693

Net increase (decrease) in cash and cash equivalents	3,693,115	9,988,516	(4,299,305)

Cash and cash equivalents, beginning of the year	6,868,401	10,561,516	20,550,032

Cash and cash equivalents, end of the year	$10,561,516	$20,550,032	$16,250,727

See accompanying notes to financial statements

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ─ REORGANIZATION AND RECAPITALIZATION

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

Diguang Holdings was established under the law of the British Virgin Islands on July 27, 2004 by Sino Olympics (which is controlled by the song brothers) for the purpose of holding 100% of the equity interest in the following entities:

•	Well Planner Limited (a Hong Kong based entity); and
•	Diguang Science and Technology (HK) Limited (a British Virgin Islands based entity).
•	Shenzhen Diguang Electronics Co., Ltd. (a China based entity);

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ─ REORGANIZATION AND RECAPITALIZATION (Continued)

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

Shenzhen Diguang Electronics Co. Ltd.( “Diguang Electronics” thereafter), was established as an equity joint venture in Shenzhen under the laws of the People’s Republic of China (the “PRC”) on January 9,1996 with the registered capital of RMB85 million (equivalent $10,573,615) as of December 31, 2006 and an operating life of 20 years starting on that date. Diguang Electronics designs, develops and manufactures LED and CCFL backlight units. These backlight units are essential components used in illuminating display panels such as TFT-LCD and color STN-LCD panels. These display panels are used in products such as mobile phones, PDAs, digital cameras, liquid crystal computer or television displays and other household and industrial electronic devices. Diguang Electronics’ customers are located in both China and overseas.

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

On November 18, 2006, Diguang Electronics and Diguang Holdings entered into a Sino-Foreign Equity Joint Venture Agreement, for the establishment of Wuhan Diguang Electronics Co., Ltd., (“Wuhan Diguang” thereafter). Pursuant to the Joint Venture Agreement, Diguang Electronics and Diguang Holdings set up Wuhan Diguang in Wuhan, Hubei Province, China, with a registered capital of $1 million, of which 70% was infused by Diguang Electronics and the remaining 30% by Diguang Holdings. Wuhan Diguang was then established on March 13, 2007 and its business license issued by Wuhan Municipal Administrative Bureau for Industry and Commerce is valid for 20 years expiring on March 12, 2027. Wuhan Diguang manufactures and sells LED and CCFL backlight units in Middle of China region. Wuhan Diguang started operation on July 1, 2007, and its operating results have been included in the consolidation financial statements of the Company for the year ended December 31, 2007.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ BASE OF PRESENTATION

Acquiring 65% Interest of North Diamond Limited

On January 3, 2007, the Company acquired 65% interest of North Diamond by exercising a purchase option, which was entered between the Company and Song’s brothers who are the holders of these 65% interest in North Diamond because North Diamond is conducting the same business as the Company. The purchase price determined in accordance with the Amended and Restated Purchase Option Agreement was $1,977,864. North Diamond is a holding company of Dihao (Yangzhou) Co., Ltd. (“Dihao” thereafter), an operating entity, which is registered in the Yangzhou City Development Zone, Jiangsu Province, China. Dihao conducts business activities developing, manufacturing and marketing backlight products for large size electronic display devices and provides relevant technical services in China. Of the $1,977,864 the purchase price was $1,880,357 and the balance $97,507 was the interest paid at a rate of 6% per annum in line with the amount of capital infused and the time length in which the capital was infused. This transaction was accounted for as assets exchanged between the entities under common control in accordance with Appendix D of SFAS No. 141, as the owners of the 65% interest of North Diamond also own greater than 50% interest of the Company.

Acquiring 100% Interest of Dongguan Diguang Electronic Science and Technology Co., Ltd.

On December 29, 2007, Diguang Holdings entered into a sale and purchase agreement with Sino Olympics Industrial Limited (“Sino Olympics” thereafter) and Shenzhen Diguang Engine & Equipment Co., Ltd (“Diguang Engine” thereafter) to acquire a 100% interest in Dongguan Diguang Electronics Science and Technology Co. Ltd. (“Dongguan Diguang S&T” thereafter). The closing date of the acquisition is December 30, 2007. Pursuant to local law, the acquisition is not effective until the registration of change of shareholders is approved by the Industrial and Commercial Bureau in Dongguan, Administration of Foreign Investment Enterprises in Dongguan, and State Administration Bureau of Foreign Exchange Control. Such approval is expected to be obtained within six months since December 30, 2007. The consideration for the purchase transaction was $4.2 million and the initial payment was $2 million, which was paid by the end of 2007, followed by four equal installments of $550,000 payable on June 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively. The outstanding interest shall be paid together with each principal installment in aggregate sum, whereas the interest shall be calculated on the outstanding balance at the prevailing market rate quoted by the People’s Bank of China. Dongguan Diguang S&T was established under the laws of the People’s Republic of China on February 16, 2004 and has been used by Diguang Electronics as the production base ever since. This transaction was accounted for as assets exchanged between the entities under common control in accordance with Appendix D of SFAS No. 141, as the owners of Dongguan Diguang S&T also own greater than 50% interest of the Company.

Retrospective Restatement of Historical Consolidated Financial Statements

In accordance with Paragraph D16 and D17 in Appendix D of SFAS No. 141, the above two transactions changed the basis of presentation regarding the Company’s historical consolidated financial statements; therefore, all of the Company’s historical consolidated financial statements for the years ended December 31, 2005 and 2006 have been retrospectively restated to include the financial data of two previously separate entities, which are under the common control, since January 1, 2005 for the purpose of furnishing comparative information and the cash disbursements for the purchase prices paid and the obligations committed to pay were deemed as dividends distributed and declared in 2007. Accordingly, previously reported related party transactions associated with these two entities were eliminated during the retrospective restatement process.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 ─ SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. All of the consolidated financial statements have been prepared based on generally accepted accounting principles in the United States.

Foreign Currency Translations and Transactions

The Renminbi (“RMB”), the national currency of PRC, is the primary currency of the economic environment in which the operations of four subsidiaries, Diguang Electronics, Dihao, Wuhan Diguang, and Dongguan Diguang S&T, are conducted. Hong Kong dollar is the primary currency of the economic environment in which the operations of one of subsidiaries, Well Planner, are conducted. U.S dollar is the functional currency in which Diguang Technology, one subsidiary established under the laws of the British Virgin Islands, recorded all its activities. The Company uses the United States dollars (“U.S. dollars”) for financial reporting purposes.

The Company translates the above five subsidiaries’ assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of income is translated at average rate during the reporting period. Adjustments resulting from the translation of subsidiaries’ financial statements from the functional currency into U.S. dollars are recorded in shareholders' equity as part of accumulated comprehensive income (loss) - translation adjustments. Gains or losses resulting from transactions in currencies other than the functional currency are reflected in the statements of income for the reporting periods.

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

NOTE 3 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

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

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2005, 2006 and 2007 were adequate, respectively. However, actual write-off might exceed the recorded allowance.

The following table presents allowance activities in accounts receivable.

	December 31,
	2005	2006	2007

Beginning balance	$491,908	$491,908	$751,145
Additions charged to expense	-	259,237	501,684
Recovery	-	-	-
Write-off	-	-	(572,045)

Ending balance	$491,908	$751,145	$680,784

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

Property and Equipment

Properties and equipment are recorded at historical cost, net of accumulated depreciation. The Amount of depreciation is determined using the straight-line method over the shorter of the estimated useful lives and the remaining contractual life related to leasehold improvements, as follows:

Land usage right	48.5-50 years
Machinery and equipment	5-10 years
Furniture and office equipment	5 years
Accounting Software	2 years
Vehicles	5-10 years
Software	2-5 years
Leasehold improvement	5 years

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Property and Equipment (Continued)

Maintenance and repairs are charged directly to expense as incurred, whereas betterment and renewals are generally capitalized in their respective property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as an item before operating income (loss).

Impairment of Long-Lived Assets

The Company adopts the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No.144”). SFAS No.144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The impairment loss for the years ended December 31, 2005, 2006, and 2007 was $0, $0, and $622,194, respectively. In accordance with APB 18, an impairment loss of $622,194 in 2007 was related to an investment, which was accounted for under the cost method.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Dihao is registered at Yangzhou and subject to a favorable income tax rate at 24% comparing to a statutory income tax rate of 33%, 30% for the Chinese central government and 3% for the local government, under the current tax laws of PRC because Yangzhou Development Zone is a special zone designated by Chinese central government to attract foreign investments. Dihao has been deemed as a high-tech company by Yangzhou Bureau of Science, Technology and Information. Under this category, Dihao entitled to enjoy a 100% exemption of corporate income tax for the two years from January 1, 2006 to December 31, 2007 and a 50% exemption of corporate income tax for the following three years from January 1, 2008 to December 31, 2010 in accordance with the preferential rules established by Yangzhou local tax authority on August 2, 1999. Therefore, there is no income tax for Dihao for the year ended 31 December 31, 2007.

Wuhan Diguang is a foreign investment company. Under this category, Wuhan Diguang entitled to enjoy a 100% exemption of corporate income tax for the first two years from the first profit-making year and a 50% exemption of corporate income tax for the following three years in accordance with the preferential rules established by Wuhan local tax authority. Wuhan Diguang has suffered a loss for the year ended December 31, 2007 since its operation started from July 1, 2007. After the favorable income tax period, Wuhan Diguang will subject to a statutory income tax rate of 25%, the unified income tax rate under the newly enacted corporate tax law.

Dongguan Diguang S&T is registered at Dongguan City Development Zone, Guangdong Province, China and subject to a favorable income tax at 27% comparing to a statutory income tax rate of 33% (30% for the Central Government and 3% for the local government) under the current income tax laws of PRC because Dongguan Development Zone is a coastal economic development zone designated by Chinese Central Government to attract foreign investments.

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

Because the consolidated financial statements were based on the respective entities’ historical financial statements, the respective effective income tax rate for the periods reported represents the effect of actual income tax provisions incurred to Diguang Electronics, Dihao, Wuhan Diguang and Diguang International Development Co., Ltd.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Adoption of FIN 48

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," (thereafter FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. The Company did not report any impact of adopting FIN 48 for the year ended December 31, 2007.

Retained Earnings

It is the intention of the Company to reinvest earnings generated from the operations of its foreign subsidiaries and retained in those foreign subsidiaries. Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated. These taxes are undeterminable at this time. The amount of earnings retained in foreign subsidiaries was $15,832,985 and $15,638,576 at December 31, 2006 and 2007, respectively.

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

Value Added Tax

Diguang Electronics, Dihao and Wuhan Diguang are subject to value added tax (VAT) imposed by the PRC government on its domestic product sales. VAT rate for the Company is 17%. The input VAT can be offset against the output VAT. VAT payable or receivable balance presented on the Company’s balance sheets represents either the input VAT less than or larger than the output VAT. The debit balance represents a credit against future collection of output VAT instead of a receivable.

Research and Development

Research and development costs are expensed as incurred. The actual research and development expense incurred for the years ended December 31, 2005, 2006 and 2007 was $869,792, $1,286,527 and $1,214,684, respectively. After offsetting against the government subsidies and other revenue, which were specified as supporting research and development efforts via the proceeds collected from value added tax, the net research and development expenses for the years ended December 31, 2005 ,2006, and 2007 was $727,302, $786,322 and $1,054,367, respectively.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Earnings (Loss) Per Share

The Company presents earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share. The Company granted stock options to purchase 540,000 shares of its common stock on March 1, 2006. The outstanding shares subject to the options at December 31, 2006 and 2007 were 506,000 and 407,417 shares respectively. The stock options granted during 2006 and 2007 did not have impact on determination of the diluted EPS for the year ended December 31, 2006 and 2007 as they were anti-diluted. As of December 31, 2007, the Company had repurchased 242,300 shares of stock at average price of $1.77 per share, resulting in 22,350,700 shares of common stock outstanding, which was used as the basis of computation of earnings per share.

Share-Based Payments

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Appropriations to Statutory Reserve

Under the corporate law and relevant regulations in China, the subsidiary of the Company located in the mainland China (Diguang Electronics) is required to appropriate a portion of its retained earnings to statutory reserve. It is required to appropriate 10%(the proportion is 15% before 2006) of its annual after-tax income each year to statutory reserve until the statutory reserve balance reaches 50% of the registered capital. In general, the statutory reserve shall not be used for dividend distribution purpose.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157,“Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company is required to adopt SFAS No. 157 effective at the beginning of 2008. The Company is evaluating the impact that the adoption of this statement may have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No.159). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of SFAS No. 159 become effective as of the beginning of 2008. The Company is evaluating the impact that the adoption of this statement may have on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 (fiscal year beginning July 1, 2009 for the Company). The Company is currently assessing the impact that the adoption of SFAS No. 141R may have on its financial position, results of operations, and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. The Company is currently assessing the impact that the adoption of SFAS No. 160 may have on its financial position, results of operations, and cash flows.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 ─ INVENTORIES

The inventories are as follows:

	December 31,
	2006	2007

Raw materials	$2,097,996	$3,631,197
Work in progress	972,008	1,603,662
Finished goods	1,367,489	1,802,523
Consignment goods	522,571	1,303,904

	$4,960,064	$8,341,286
Provision	(563,817)	(841,518)

Inventories, net	$4,396,247	$7,499,768

NOTE 5 ─ PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment at cost is as follows:

	December 31,
	2006	2007

Land usage rights	$584,455	$2,993,885
Plant and office buildings	4,532,021	10,505,835
Machinery	2,837,082	4,090,772
Office equipment	593,330	937,505
Vehicles	186,108	277,925
Software	13,698	111,260
Leasehold improvement	1,090,071	1,322,537

	9,836,765	20,239,719
Accumulated depreciation	(1,515,761)	(2,789,848)

	$8,321,004	$17,449,871

The depreciation and amortization for the years ended December 31, 2005, 2006 and 2007, were $499,203, $766,141 and $1,197,819, respectively.

The office space of 1,220 square meters acquired by Diguagn Electronics at a cost of RMB15,369,877 (equivalent of $2,107,021) was put in use in May 2007 as the office building of Diguang International Development Co., Ltd. and Diguang Electronics.

Pursuant to the Board resolution of Diguang Electronics dated June 28, 2007, it was resolved that Diguang Electronics would acquire an land usage right of a 34,930 square meters land in Shenzhen at a total cost of RMB17,278,052 (equivalent of $2,368,609). On June 29, 2007, an acquisition agreement was entered into between Diguang Electronic and Shenzhen Municipal Bureau of Land Resources and Housing Management. Diguang Electronics had made full payment of RMB17,278,052 and the land had not been put in use as of December 31, 2007.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 ─ RELATED PARTY TRANSACTIONS

Related Party Relationships

Name of Related Parties	Relationship with the Company

Mr. Yi Song	One of the shareholders of the Company
Mr. Hong Song	One of the shareholders of the Company
Shenzhen Diguang Engine & Equipment Co., Ltd. (a China based entity)	80% owned by Mr. Yi Song and 20% owned by Mr. Hong Song
Sino Olympics Industrial Limited	The representative of Song’s brothers

The break-down details of due to related parties were summarized as follows:

Amount due to	Diguang Engine	Stockholders	Total

Balance at January 1 , 2006	$1,706,165	$-	$1,706,165

Loan	1,358,261	-	1,358,261
Accrued interest	13,738	-	13,738
Payments made	(1,779,705)	-	(1,779,705)
Translation adjustment	16	-	16

Balance at December 31, 2006	$1,298,475	$-	$1,298,475

Accrued interest	77,113	-	77,113
Purchase price for acquisition of 65% interest in North diamond	-	1,977,864	1,977,864
Purchase price for acquisition of 100% interest in Dongguan Diguang S&T	-	4,200,000	4,200,000
Purchase price paid	-	(3,977,864)	(3,977,864)
Translation adjustment	90,202	-	90,202

Balance at December 31, 2007	$1,465,790	$2,200,000	$3,665,790

Shenzhen Diguang Engine & Equipment Co., Ltd

As of December 31, 2005, Shenzhen Diguang Electronics owed $2,339 to Shenzhen Diguang Engine and Equipment, which was paid off by the Company during the year of 2006.

Dongguan Diguang S&T entered into a loan agreement with Shenzhen Diguang Engine and Equipment on October 20, 2006. Pursuant to the loan agreement, Shenzhen Diguang Engine and Equipment committed to make a loan of RMB10 million to Dongguan Diguang S&T through a bank at the current market rate for this type of loan. On October 20, 2006, Diguang Engine and Equipment advanced RMB10 million being the principal with a 5.5% interest rate to Dongguan S&T through China Merchants Bank, Shenzhen Nanyou Branch. And on December 31, 2007, the cumulative interest for the aforementioned loan was RMB692,352. The accrued interest will be paid together with the repayment of principal when the loan matures. The loan will be matured on November 30, 2008.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 ─ RELATED PARTY TRANSACTIONS (Continued)

Stockholders

During the process of acquiring 100% interest of Dongguan Diguang Science and Technology (Dongguan Diguang S&T), Sino Olympics Industrial Limited (Sino Olympics) owns 92% of interest and Shenzhen Diguang Engine & Equipment owns the remaining 8% of interest at Dongguan Diguang S&T. Accordingly, the entire consideration of $4.2 million was allocated $3,864,000 to Sino Olympics and $336,000 to Shenzhen Diguang Engine & Equipment. Based on the fact that Mr. Song brothers are the owners of both Sino Olympics and Shenzhen Diguang Engine & Equipment, the entire consideration of the $4.2 million was treated as amount due to Mr. Song Brothers. Of the $4.2 million acquisition price, $2 million was paid in cash before the end of 2007 and the remaining balance of $2.2 million was recorded as a portion of liabilities of the Company. 50% of $2.2 million was classified as a portion of current liabilities and the remaining 50% of $2.2 million was classified as a portion of long term liabilities on the Company’s balance sheet as of December 31, 2007.

The purchase price $1,977,864 for acquiring 65% interest in North Diamond was paid out before December 31, 2007.

NOTE 7 ─ LONG-TERM INVESTMENT

The investment in the following limited liability companies was accounted for under the cost method. Regarding investment in Huaxia (Yangzhou) Integrated O/E System Inc. (“Huaxia (Yangzhou)” thereafter), whose main product is the chips used to make backlight units, the Company committed to invest up to 15% interest by contributing cash of $3 million. At July 6, 2006, the Company contributed investment of $1.5 million to Huaxia (Yangzhou), and planed to inject additional capital of $1.5 million in two years after Huaxia (Yangzhou) changes the Business Registration Certificate. On June 6, 2007, the Company decided to transfer out $0.54 million of its capital commitment of $3 million to other investors. After the transference, the Company’s remaining capital commitment to Huaxia (Yangzhou) is $2.46 million, accounting for 12.3% of the total registered capital of the company. On November 30, 2007, Huaxia (Yangzhou) increased its paid-in capital to $15.6 million by investment from the other investors. The Company did not increase its investment accordingly; consequently, the Company held only 9.62% of total paid-in capital in Huaxia (Yangzhou).

Since Huaxia (Yangzhou) suffered net loss for two consecutive years ended December 31, 2006 and 2007, the Company carried out an impairment review of the long-term investment based on the estimation that the carrying value of the net assets of Huaxia (Yangzhou) is deemed to be the net realizable value of the investment. The carrying amount of $1.5 million of the long-term investment is higher than the Company’s share of the estimated net realizable value; consequently, an impairment loss of $622,194 was recognized as of December 31, 2007 in accordance with APB 18.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 ─ INCOME TAXES

The income before income taxes in 2005, 2006 and 2007, respectively, was as following:

	Years Ended December 31,
	2005	2006	2007

Income (Loss) in China entities	$4,909,765	$4,592,817	$249,932
Income (Loss) in non-China and non-US entities	4,338,675	329,004	(714,511)
Income (Loss) in U.S entity	-	(2,632,239)	(2,246,205)
Elimination during consolidation process	(285,957)	(97,263)	234,407

Income (Loss) before income taxes	$8,962,483	$2,192,319	$(2,476,377)

The income tax provision was as follows:

	Years Ended December 31,
Current:	2005	2006	2007
China	$532,927	$538,334	$60,829
Federal	-	-	32,714
State	-	800	800
	532,927	539,134	94,343
Deferred:
China	-	(86,572)	-
The U.S.	-	-	-

	$532,927	$452,562	$94,343

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components that give rise to deferred tax assets as of December 31, 2006 and 2007 were as follows:

	December 31,
Current:	2006	2007
Bad debt allowance	$32,027	$66,782
Inventory provision	54,545	126,228
Accrued salary	-	30,643
	86,572	223,653
Non-current:
Net operating loss carry-forwards	4,255	-
State tax impact	157	-
	4,411	-

Total	90,983	223,653

Valuation allowance	(4,411)	(137,081)

Net deferred tax assets:	$86,572	$86,572

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 ─ INCOME TAXES (Continued)

	Years Ended December 31,
	2005	2006	2007

Statutory rate	34.0%	34.0%	(34.0)%
Income tax rate reduction	(24.0)	(58.0)	(41.3)
Permanent differences	(0.0)	47.1	71.6
Valuation allowance	-	0.2	5.4
Other	(4.1)	(2.7)	2.1

Effective income tax rate	5.9%	20.6%	3.8%

NOTE 9 ─ EQUITY TRANSACTIONS

Under China laws and regulations, Diguang Electronics is required to appropriate a portion of its retained earning to a general reserve, which cannot be used for dividend distribution purpose. In the years ended December 31, 2005, 2006 and 2007, the appropriation was $368,326, $792,745 and $655,261, respectively, which was deemed a non-cash transaction for cash flow statement purpose.

On October 8, 2005, Diguang Electronics converted its retained earnings of RMB10 million (equivalent $1,236,445) into the registered capital resulting in a total registered capital amounting RMB15 million (equivalent $1,840,845), which was approved by relevant government agency and verified by a CPA firm and was deemed as a non-cash transaction for cash flow reporting purpose.

On December 12, 2005, the Board of Diguang Technology resolved to declare dividend of $2.1 million from its retained earnings to Sino Olympics Industrial Limited. According to the board resolution, Sino Olympics Industrial Limited will receive the only cash payment of approximately $111,140 at the end of February 2006, after netting of amount of $1,988,860 of due from stockholders, which was deemed as a non-cash transaction for cash flow statement purpose.

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

NOTE 9 ─ EQUITY TRANSACTIONS (Continued)

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

The Company accounts for the transactions of issuing these incentive shares based on the fair value on the grant date. Under SFAS 123R, the Company assesses whether it is probable at the grant date the awards would be earned and if it is probably the expense would be recorded over the period (which in this case is specified as the shareholders of Diguang International Development Co., Ltd. can earn any of the amounts each year). The after-tax profit target for the year ended December 31, 2006 and 2007, respectively, had not been met and the Company did not record any share-based compensation for Song Brothers during this reporting period.

In accordance with the board resolution of the Company dated February 21, 2007, the Company appointed Chardan Capital Markets, LLC, (“Chardan”), as the agent to purchase back up to $5 million of the Company’s common shares on behalf of the Company pursuant to Rule 10b-18 and 10b-5. As of December 31, 2007, the Company had repurchased 252,300 shares of stock at average price of $1.77 per share, resulting in 22,340,700 shares of common stock outstanding as of December 31, 2007. The repurchased shares at cost were presented in line of treasury stock in the stockholders’ equity section on the balance sheet as of December 31, 2007.

Due to the acquisition of two previously separate entities, at the respective effective date, the Company reclassified $74,258, which was 65% accumulated translation adjustment in North Diamond at December 31, 2006 and $280,128, which was 100% translation adjustment at Dongguan Diguang S&T at December 30, 2007 as additional paid-in capital as result of the fact that the Company paid cash to acquire 65% interest in North Diamond and 100% interest of Dongguan Diguang S&T so that the accumulated translation adjustment in the respective entity became part of the Company’s operating assets, which will be included in the process of determining net income in accordance with SFAS No. 52.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 ─ STOCK OPTIONS

Effective on January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payments.” The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123 (R). There were no stock options issued before January 1, 2006.

For the years ended December 31, 2006 and 2007, the Company issued stock options to purchase 540,000 shares at $5 per share and 26,000 shares at $5 per share, respectively. The Company applied the Black-Scholes option pricing model to determine the fair value of stock options on each of the grant dates. The fair value was $5,592,509 for 540,000 stock options granted in 2006 at $11.10 per share and $56,680 at $2.18 per share for 26,000 stock options granted in 2007. The share-based compensation recognized for stock options granted was $2,134,342 and $1,206,091 for the years ended December 31, 2006 and 2007, respectively.  No tax benefit was recognized for the share-based compensation due to the stock options granted.

Assumptions

The disclosure of the above fair value for these awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	Years Ended December 31,
	2006	2007

Expected volatility	48.04%	105.04%
Weighted average volatility	N/A	N/A
Expected life	7 years	7 years
Risk free interest rate	4.60%	4.51%

The expected volatilities are essentially based on the historical volatility of the Company’s stock. The observation was made on a daily basis. The periods of observation covered were from January 1, 2005 through March 1, 2006 for options granted on March 1, 2006 and from January 1, 2005 through March 1, 2007 for options granted on March 1, 2007. The expected terms of stock options are based on the average vesting period and the contractual life of stock options granted. The 400,000 shares of stock options granted to employees vest on each of the first four anniversaries of the granting date. The 60,000 shares of stock options granted to directors vest at the end of each month starting from the grant date for 36 months in order to match the term of directorship. The 80,000 shares of stock options granted to the former Chief Financial Officer vest at the end of each month starting from the grant date for 48 months. The 26,000 shares of stock options granted in 2007 vest on each of the first four anniversaries of the granting date. The risk-free rates are consistent with the expected terms of stock option and based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated the forfeiture rate of its stock options was 6.13%.

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 ─ STOCK OPTIONS (Continued)

Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date. The share-based compensation will be recognized based on graded vesting method over the four years or over the three years regarding the options granted to directors in order to match their directorship terms. A summary of option activities under the 2006 Plan during the years ended December 31, 2006 and 2007 is presented as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term
Outstanding at Janaury1, 2006	-	$-	-
Granted	540,000	5.00	9.17
Exercised	-	-	-
Forfeited or expired	(34,000)	-	-
Outstanding at December 31, 2006	506,000	5.00	9.17
Exercisable at December 31, 2006	33,333	$5.00	9.17

Granted	26,000	5.00	9.17
Exercised	-	-	-
Forfeited or expired	(124,583)	-	-
Outstanding at December 31, 2007	407,417	5.00	8.22
Exercisable at December 31, 2007	145,389	$5.00	8.20

The trading price of the Company stock at December 31, 2006 and 2007 was $4.50 and $2.50 per share, respectively. Consequently, no intrinsic value was reported. A summary of the Company’s non-vested stock options during the years ended December 31, 2006 and 2007 is presented below:

Non-vested Options	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2006	-	$-
Granted	540,000	11.10
Vested	(33,333)	11.10
Forfeited	(34,000)	11.10

Non-vested at December 31, 2006	472,667	$11.10

Granted	26,000	2.18
Vested	(112,056)	11.10
Forfeited	(124,583)	10.67

Non-vested at December 31, 2007	262,028	$10.66

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 ─ COMMITMENTS AND CONTINGENCIES

Operating Leases

On October 8, 2006, The Company entered into a lease agreement with Wuhan Hanstarr Technology Ltd. (“Wuhan Hanstarr” thereafter), to rent equipment with rental of RMB235,200 (approximately $30,996) per month from December 1, 2006 to December 31, 2008. But the original lease agreement was cancelled in 2007 and a new lease agreement was entered into between Wuhan Diguang and Wuhan Hanstarr on June 6, 2007. The new lease agreement lasted only for approximately six months ended December 31, 2007, with rental of RMB235,200 (approximately $30,996) per month. It was agreed that the lease agreement should be renewed every year. Pursuant to this particular clause, both partied entered into a new lease agreement for 2008 on October 29, 2007, on which the rental was RMB200,000 (approximately $27,418) per month for the year ended December 31, 2008. Also on October 8, 2006, the Company entered into a lease agreement with Wuhan TPV Display Technology Co., Ltd. (“Wuhan TPV” thereafter) to rent the factory with rental of RMB37,431(approximately $4,933) per month from December 1, 2006 to December 31, 2008.

Future minimum payments required under the lease agreement with Wuhan Hanstarr and Wuhan TPV that has an initial or a remaining lease term in excess of one year at December 31, 2007 are as follows:

Year Ended December 31,	Amount

2008	$390,586

On October 31, 2005 and August 4, 2006, Dihao entered into two lease agreements with Transcend Optronics (Yangzhou) Co, Ltd. to rent the factory premises for the period from October 1, 2005 to September 30, 2007. In October 2007, Dihao and Transcend Optronics (Yangzhou) Co, Ltd. renewed the lease agreement to rent the factory premises for the period from October 1, 2007 to September 30, 2009 with rental of RMB 96,747(approximately $12,750) per month.

Future minimum payments required under the lease agreement for the manufacturing facilities of Dihao that has an initial or a remaining lease term in excess of one year at December 31, 2007 are as follows:

Years Ended December 31,	Amount

2008	$159,154
2009	119,365

Total	$278,519

Long-term Investment Commitment

The Company has committed to invest additional $0.96 million of cash to Huaxia (Yangzhou). Please refer to Note 7 for details.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 ─ EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods as indicated:

	Years Ended December 31,
	2005	2006	2007

Numerator:
Net income (loss) attributable to common shareholders	$8,513,883	$1,664,816	$(2,905,337)
Net income (loss) used in computing diluted earnings per share	$8,513,883	$1,664,816	$(2,905,337)

Denominator:
Weighted average common shares outstanding - basic	18,250,000	21,383,960	22,531,384
Potential diluted shares from stock options granted	-	-
Weighted average common share outstanding - diluted	18,250,000	21,383,960	22,531,384

Basic earnings per share	$0.47	$0.08	$(0.13)
Diluted earnings per share	$0.47	$0.08	$(0.13)

NOTE 13 ─ GOVERNMENT SUBSIDIES

The local government in Shenzhen provided government subsidies sourcing from the proceeds of value added tax and corporate income tax collected to encourage Diguang Electronics’ research and development efforts. All subsidies were accounted for based on the hard evidence that Diguang Electronics should be entitled to receive these subsidies or that cash has been received. Government subsidies received with specification to support the research and development efforts were first offset against Diguang Electronics’ research and development expense and the remaining balance, if any, together with proceeds from other subsidy programs, were recognized as other income in accordance with internationally prevailing practice. The government subsidies for the years ended December 31, 2005, 2006, and 2007 were $203,012, $163,121 and $160,317, respectively.

NOTE 14 ─ RESEARCH FUNDING ADVANCED

On April 23, 2007, Diguang Electronics entered a fund sharing agreement with Skyworth LCD Technology Co., Ltd. (“Skyworth LCD” thereafter) to share aggregate funding of RMB3 million (approximately $411,263) granted by the Department of Science and Technology of Guangdong Province to support the research of large size TFT back light technology. According to the sharing agreement, Diguang Electronics will receive 42.4% or RMB1,275,000 (approximately $174,787) of the total fund available in two installment payments. On May 23, 2007 Diguang Electronics received the first installment of RMB892, 500 (approximately $122,350). In accordance with the government grant, if the final product resulting from the research and development project conducted by Diguang Electronics failed to meet the standards established by the designated government authorities at the appropriate level in this particular filed, the amount of fund received by the Company shall be returned in full.

On June 22, 2007 Diguang Electronics entered a fund sharing agreement with Hisense Electric Co., Ltd. (“Hisense” thereafter) to share aggregate funding of RMB3.77 million (approximately $516,821) granted by the Ministry of Science and Technology of the People’s Republic of China for supporting technology research of LED back light products. According to the sharing agreement, Diguang Electronics will receive 40% or RMB1,508,000 (approximately $206,728) of the total amount available in three installment payments. On May 23, 2007 Diguang Electronics received the first installment payment of RMB900, 000 (approximately $123,370). In accordance with the government grant, if the final product resulting from the research and development project conducted by Diguang Electronics failed to meet the standards established by the designated government authorities at the appropriate level in this particular filed, any amount of fund received by the Company shall be returned in full.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 ─ RESEARCH FUNDING ADVANCED (Continued)

As of December 31, 2007, these two research projects were still in progress and no revenue had been generated and cost incurred was expensed. In accordance with EITF 07-01, “Accounting for Collaborative Arrangements,” the Company believes that it does not have any significant business and financial risk associated with the participation in the above two collaborative arrangements other than the fact that it may have the obligation to pay back the entire amount of fund received if the result of research projects conducted by the Company would not satisfy the standards established by the designated government authority at the appropriated level in this particular field. Therefore, the amount of fund received was presented as part of liabilities until the ultimate results would pass the test successfully.

NOTE 15 ─ CONCENTRATION OF CUSTOMERS AND VENDORS

Customers and vendors who accounts for 10% or more of revenues, accounts receivable, purchases, and accounts payable are presented as follows:

		Accounts		Accounts
	Revenue	Receivable	Purchases	Payable
2005

Customer A	31%	6%	-	-
Customer B	6%	16%	-	-
Customer C	25%	12%	-	-

Vendor D	-	-	7%	11%
Vendor E	-	-	23%	16%

2006

Customer F	4%	14%
Customer C	10%	0%
Customer A	28%	3%
Customer H	10%	19%

Vendor G			10%	0%
Vendor E			8%	16%

2007

Customer C	11%	7%
Customer A	12%	3%
Customer H	16%	11%
Customer I	9%	18%
Customer J	8%	13%

Vendor E			11%	11%

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 ─ SEGMENT REPORTING

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

	Years Ended December 31,
	2005	2006	2007

Sales to China domestic customers	$4,921,563	$2,714,184	$7,297,447
Sales to international customers	30,726,555	31,528,433	38,611,809

	$35,648,118	$34,242,617	$45,909,256

	Domestic	International
	Customers	Customers	Total

2005
Revenue	$4,921,563	$30,726,555	$35,648,118
Gross margin	32%	36%	35%
Receivable	2,006,595	4,074,832	6,081,427
Inventory	3,722,087	-	3,722,087
Property and equipment	7,694,541	-	7,694,541
Expenditures for long-lived assets	4,846,448	-	4,846,448

2006
Revenue	$2,714,184	$31,528,433	$34,242,617
Gross margin	45%	31%	32%
Receivable	1,039,279	5,074,974	6,384,253
Inventory	4,396,247	-	4,396,247
Property and equipment	8,321,004	-	8,321,004
Expenditures for long-lived assets	6,523,373	-	6,523,373

2007
Revenue	$7,297,447	$38,611,809	$45,909,256
Gross margin	21%	16%	17%
Receivable	1,948,355	10,765,350	12,713,705
Inventory	7,499,768	-	7,499,768
Property and equipment	17,449,871	-	17,449,871
Expenditures for long-lived assets	6,172,666		6,172,666

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 ─ SUPPLEMENTARY INFORMATION ABOUT CASH FLOWS

	Years Ended December 31,
	2005	2006	2007
Cash Paid
Interest	$29,982	$-	$-
Income Tax	185,417	689,049	(5,598)

Non-Cash Transactions	Years Ended December 31,
	2005	2006	2007
Dividend payable	$111,140	$-	$-
Amount due to stockholders	-	-	2,200,000
Common stock	-	1,943	-
Additional paid-in capital	1,236,445	(27,661)	354,386
Appropriation	368,326	792,745	655,261
Retain Earnings	(1,715,911)	(792,745)	(2,855,261)
Deferred offering expense	-	25,718	-
Translation adjustments	-	-	(354,386)

NOTE 18 ─ Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2006 and 2007 is as follows:

	Quarterly Financial Data
2007	First	Second	Third	Fourth
Net sales	$6,762,087	$8,896,421	$15,719,648	$14,531,100
Gross profit	1,381,167	1,211,739	3,013,322	2,215,109
Net income (loss)	(1,080,391)	(654,926)	774,115	(1,944,135)
Basic earnings per share	$(0.05)	$(0.03)	$0.03	$(0.09)

2006	First	Second	Third	Fourth
Net sales	$9,366,290	$9,603,108	$8,867,131	$6,482,159
Gross profit	3,256,332	3,443,770	3,233,901	1,257,215
Net income (loss)	1,948,927	832,933	668,845	(1,785,889)
Basic earnings per share	$0.10	$0.04	$0.03	$(0.08)