Form 10-Q
period 2008-03-31
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2008-05-15
CIK 1158722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________.
Commission File Number: 333-69270

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD. (Formerly known as Online Processing, Inc.)
(Exact Name of Registrant as Specified in Its Charter)

Nevada	22-3774845
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
23rd Floor, Building A, Galaxy Century, No.3069, Caitian Road, Futian District, Shenzhen, the PRC Post Code: 518026 (Address of Principal Executive Offices)

00-86-755-2655-3152
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

Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No☒

As of March 31, 2008, the Company had 22,313,200 shares of common stock issued and outstanding.

Diguang International Development Co., Ltd.
Form 10-Q
For the Quarter Ended March 31, 2008

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,	March 31,
	2007	2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,250,727	$8,007,481
Short term deposits	-	1,426,127
Accounts receivable, net of allowance for doubtful accounts $680,784 and $694,593	12,713,705	18,994,926
Inventories, net of provision $841,518 and $929,196	7,499,768	9,262,851
Other receivables, net of provision $102,574 and $106,708	389,764	609,737
VAT recoverable	407,376	122,231
Advance to suppliers	904,203	1,597,746
Deferred tax asset	86,572	86,572
Total current assets	38,252,115	40,107,671

Investment, net of impairment $622,194 and $622,194	877,806	877,806
Property and equipment, net	17,449,871	18,236,772
Construction in progress	-	10,074

Total assets	$56,579,792	$59,232,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,855,416	$20,416,141
Advance from customers	464,281	546,523
Accruals and other payables	3,358,199	2,584,291
Accrued payroll and related expense	795,690	955,574
Income tax payable	428,217	538,356
Amount due to related parties	1,465,790	1,336,892
Amount due to stockholders – current	1,100,000	1,681,061
Total current liabilities	26,467,593	28,058,838

Research funding advanced	245,730	255,633
Amount due to stockholders	1,100,000	560,395
Total non–current liabilities	1,345,730	816,028
Total liabilities	27,813,323	28,874,866

Minority interest	1,475,361	1,666,243
Stockholders’ equity:
Common stock, par value $0.001 per share, 50 million shares authorized, 22,593,000 shares and 22,593,000 issued, 22,340,700 shares and 22,313,200 outstanding	22,593	22,593
Additional paid-in capital	20,028,955	20,168,080
Treasury stock at cost	(429,295)	(475,228)
Appropriated earnings	1,949,839	2,047,477
Retained earnings	3,127,110	3,198,202
Translation adjustment	2,591,906	3,730,090
Total stockholders’ equity	27,291,108	28,691,214

Total liabilities and stockholders' equity	$56,579,792	$59,232,323

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In US Dollars)

	Three Months Ended March 31,
	2007	2008
	(Unaudited)	(Unaudited)

Revenues:
Revenues, net	$6,762,087	$16,199,591
Cost of sales	5,375,588	13,560,357

Gross profit	1,386,499	2,639,234

Selling expense	625,548	407,566
Research and development costs	164,498	317,734
General and administrative expenses	1,812,253	1,349,253

Income (loss) from operations	(1,215,800)	564,681

Interest income (expense), net	(10,852)	(58,426)
Investment income (loss)	-	28,930
Other income (expense)	203,575	(103,390)

Income (loss) before income taxes	(1,023,077)	431,795

Income tax provision	-	132,985

Net income (loss) before minority interest	(1,023,077)	298,810

Minority interests	26,251	130,080

Net income (loss) to common shareholders	$(1,049,328)	168,730

Weighted average common shares outstanding – basic	21,688,704	22,328,311

Earnings per share – basic	(0.05)	0.01

Weighted average common shares outstanding – diluted	21,688,704	22,328,311

Earning per shares – diluted	(0.05)	0.01

Other comprehensive income:
Net income (loss)	(1,049,328)	168,730
Translation adjustment	167,726	1,138,184

Comprehensive income (loss)	$(881,602)	1,306,914

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In US Dollars)

	Three Months Ended March 31,
	2007	2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(1,049,328)	$168,730
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	26,251	130,080
Depreciation	239,133	500,020
Inventory provision	-	53,763
Share-based compensation	627,148	139,125
Changes in operating assets and liabilities:
Accounts receivable	(889,659)	(6,031,996)
Inventory	(1,512,230)	(1,722,400)
Other receivables	(89,751)	(219,497)
VAT recoverable	129,728	283,570
Prepayments and other assets	878,769	(882,811)
Accounts payable	(380,451)	1,545,776
Accruals and other payable	328,760	(587,774)
Advance from customers	38,853	80,609
Taxes payable	11,706	106,541

Net cash provided by (used in) operating activities	(1,641,071)	(6,436,264)

Cash flows from investing activities:
Purchase of fixed assets	(870,657)	(1,065,861)
Disposal (purchase) of marketable securities	-	(1,426,127)
Cash paid for an acquisition transaction	(1,977,864)	-

Net cash used in investing activities	(2,848,521)	(2,491,988)

Cash flows from financing activities:
Stock repurchase	-	(45,933)
Due to related parties	28,450	(76,486)

Net cash provided by financing activities	28,450	(122,419)

Effect of changes in foreign exchange rates	289,165	807,425

Net increase (decrease) in cash and cash equivalents	(4,171,977)	(8,243,246)

Cash and cash equivalents, beginning of the period	20,550,032	16,250,727

Cash and cash equivalents, end of the period	$16,378,055	8,007,481

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ─ REORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

Diguang International Development Co., Ltd., the “Company” was established under the laws of the State of Nevada in 2000.  The predecessor company was named Online Processing, Inc. That name was changed into the current name after a reverse merger transaction that was consummated on March 17, 2006. The Company currently has the following subsidiaries

•	Shenzhen Diguang Electronics Co., Ltd., a China based entity owning 100% interest;
•	Well Planner Limited, a Hong Kong based entity owning 100% interest;
•	Diguang Science and Technology (HK) Limited, a British Virgin Islands based entity owning 100% interest;
•	Wuhan Diguang Electronics Co., Ltd, a China based entity established on March 13, 2007 owning 100% interest;
•	North Diamond Limited, a British Virgin Islands based entity owing 65% interest acquired on January 3, 2007; and
•	Dongguan Diguang Electronic Science and Technology Co., Ltd, a China based entity owning 100% interest acquired on December 30, 2007.

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

The above two acquisitions occurred in 2007 were accounted for assets exchanges between the entities under the common control in accordance with Appendix D of the SFAS No. 141 as the original owners of 65% interest in North Diamonds and 100% interest in Dongguan Diguang Electronic Science and Technology Co., Ltd, “Dongguan Diguang S&T”, also own more than 50% interest of the Company. Accordingly, the consolidated financial statements for the first quarter ended March 31, 2007 were respectively restated to include the financial position and operating results of Dongguan Diguang S&T for the first quarter of 2007.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for the complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 ─ RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 157,“Fair Value Measurements” (SFAS No. 157) and SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No.159) to account for its financial assets, short term deposit. The short term deposit placed in a reputable commercial bank in Hong Kong was measured under fair value estimated by the Bank on a monthly basis. The adoption of SFAS No. 157 and SFAS No. 159 do not have any impact on the Company’s financial position and operating results for the first quarter of 2008.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008, fiscal year beginning January 1, 2009 for the Company. The Company is currently assessing the impact that the adoption of SFAS No. 141R may have on its financial position, results of operations, and cash flows.

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

NOTE 3 ─ ALLOWANCE FOR ACCOUNTS RECEIVABLES

During the normal course of business, the Company extends unsecured credit to its customers. Typically credit terms require payment to be made within 90 days of the invoice date. The Company does not require collateral from its customers. The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2007 and March 31, 2008 were adequate, respectively. However, actual write-off might exceed the recorded allowance.

The following table presents allowance activities in accounts receivable.

	December 31,	March 31,
	2007	2008
		(Unaudited)

Beginning balance	$751,145	$680,784
Additions charged to expense	501,684	-
Translation changes	-	13,809
Recovery	-	-
Write-off	(572,045)	-

Ending balance	$680,784	$694,593

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 ─ INVENTORIES

Inventories consisted of the following:

	December 31,	March 31,
	2007	2008
		(Unaudited)

Raw materials	$3,631,197	$5,423,600
Work in progress	1,603,662	1,272,914
Finished goods	1,802,523	2,448,941
Consignment goods	1,303,904	1,046,592

	8,341,286	10,192,047
Provision	(841,518)	(929,196)

Inventories, net	$7,499,768	$9,262,851

NOTE 5 ─ PROPERTY AND EQUIPMENT

A summary of property and equipment at cost is as follows:

	December 31,	March 31,
	2007	2008
		(Unaudited)

Land usage rights	$2,993,885	$3,114,546
Plant and office buildings	10,505,835	11,065,228
Machinery	4,090,772	4,561,213
Office equipment	937,505	983,772
Vehicles	277,925	289,126
Software	111,260	131,432
Leasehold improvement	1,322,537	1,396,944

	20,239,719	21,542,261
Accumulated depreciation	(2,789,848)	(3,305,489)

	$17,449,871	$18,236,772

The depreciation and amortization for the three-months ended March 31, 2007 and 2008 were $239,133 and $500,020, respectively.

NOTE 6 ─ RELATED PARTY TRANSACTIONS

Related Party Relationships

Name of Related Parties	Relationship with the Company

Mr. Yi Song	One of the shareholders of the Company
Mr. Hong Song	One of the shareholders of the Company
Shenzhen Diguang Engine & Equipment Co., Ltd., a China based entity	80% owned by Mr. Yi Song and 20% owned by Mr. Hong Song
Sino Olympics Industrial Limited	The representative of Song’s brothers

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 ─ RELATED PARTY TRANSACTIONS (Continued)

After acquiring 100% interest in Dongguan Diguang S&T, the Company assumed the loan of RMB10 million borrowed by Dongguan Diguang S&T from Shenzhen Diguang Engine and Equipment on October 20, 2006. RMB1.5 million of the principal was repaid during the three months ended March 31, 2008 and at March 31, 2008, the outstanding loan balance was RMB 9,374,290, equivalent to approximately $1,336,892, and the cumulative interest for the aforementioned loan was RMB 874,290, equivalent to approximately $124,685. The accrued interest will be paid together with the repayment of principal when the loan matures. The loan will mature on November 30, 2008.

The purchase price of Dongguan Diguang S&T was $4.2 million, of which $2 million was paid in 2007. The remaining $2.2 million presenting on the balance sheet as amount due to stockholders will be repaid through four installment payments on June 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively. The accrued interest on the $2.2 million payable for the first quarter ended March 31, 2008 was $41,456.

NOTE 7 ─ EQUITY TRANSACTIONS

In accordance with the signed Share Exchange Agreement, the shareholders of Diguang International Holdings Limited were granted certain incentive shares if the Company, post reverse merger meets certain financial performance criteria. The incentive shares and financial performance criteria are as follows:

	2008	2009
Sino Olympics Industries Limited	2,000,000	2,000,000
After-tax Profit Target (in million) (1)	$31.9	$43.1

(1) After-tax profit targets shall be the income from operations, less taxes paid or payable with regard to such income, excluding the effect on income from operations, if any, resulting from issuance of Incentive Shares in any year.

The Company accounts for the transactions of issuing these incentive shares based on the fair value on the grant date. Under SFAS 123R, the Company assesses whether it is probable at the grant date the awards would be earned and if it is probable the expense would be recorded over the period. In this case, the shareholders of Diguang International Development Co., Ltd. can earn any of the above presented shares each year. The Company estimated that the net income for three months ended March 31, 2008 would not meet the proportion of the after-tax profit target for the entire year and did not book any share-based compensation for the Song Brothers during this reporting period.

NOTE 8 ─ STOCK OPTIONS

The Company adopted Statement of Financial Accounting Standards No.123 (amended 2008), “Share-Based Payment” (FAS 123(R). The Company recognized the share-based compensation based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). On March 1, 2008, the Company granted 40,000 stock options with an exercise price at $1.91 per share to two directors. The Company used Black-Scholes option pricing model to determine the fair value of stock options on the grant date. The fair value of 40,000 options was at approximately $1.54 per share, resulting in a share-based compensation totaling $61,600. Of the total fair value, $2,832 was recognized as expenses and the remaining balance would be recognized over the vesting period. As of March 31, 2008, 234,889 shares of stock options became exercisable.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 ─ STOCK OPTIONS (Continued)

Assumptions

The fair value of each stock option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions, assuming no expected dividends:

	March 31,
	2007	2008
Expected volatility	105.04%	129.64%
Weighted average volatility	N/A	N/A
Expected term	7 years	7 years
Risk free interest rate	4.51%	3.75%

The expected volatilities are based on the historical volatility of the Company’s stock. The observation is made on a daily basis. The period of observation covered was from March 17, 2006 to February 29, 2008. The expected terms of stock options are based on the average vesting period and the contractual life of stock options granted. During the first quarter of 2008, the Company granted 40,000 shares of stock options to two directors. The new grants are to be vested at the end of each month starting the grant date over a period of 36 months. The risk-free rate is consistent with the expected terms of stock option and based on the U.S. Treasury yield curve in effect at the time of the grant. The Company estimated the forfeiture rate of its stock options was 6.13%.

Stock Option Plan

The Company’s 2006 Stock Incentive Plan, the “2006 Plan”, which was shareholder-approved, permits the grant of stock options to its employees up to 1,500,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price per share equal to the market price of the grant date. These options have up to ten-year contractual life term. Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date. The share-based compensation will be recognized over the four years or over the three years regarding the options granted to directors in order to match their directorship terms. A summary of option activities under the 2006 Plan during the three months ended March 31, 2008 are presented as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value at Reporting Date

Outstanding at January1, 2008	407,417	$5.00	8.22	-
Granted	40,000	1.91	9.92	-
Exercised	-	-	-	-
Forfeited or expired	(1,000)	5.00	-	-
Outstanding at March 31, 2008	446,417	4.72	8.14	$-
Exercisable at March 31, 2008	234,889	$4.96	7.99	$-

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 ─ STOCK OPTIONS (Continued)

(Note: The trading price of the Company’s common stock at March 31, 2008 was $1.68 per share. Therefore, no intrinsic value reported.)

A summary of the status of the Company’s non-vested stock options during the three months ended March 31, 2008 is presented below:

Non-Vested Options	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2008	262,028	$10.66
Granted	40,000	1.54
Vested	(89,500)	10.24
Forfeited or expired	(1,000)	11.10

Non-vested at March 31, 2008	211,528	$9.11

As stock-based compensation expense recognized in the unaudited consolidated statements of income for the three months ended March 31, 2007 and 2008 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the three months ended March 31, 2007 and 2008, stock-based compensation expenses recognized were $627,148 and $139,125, respectively.

NOTE 9 ─ EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended March 31,
	2007	2008
	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) attributable to common shareholders	$(1,049,328)	$168,730
Net income (loss) used in computing diluted earnings per share	$(1,049,328)	$168,730

Denominator:
Weighted average common shares outstanding – basic	21,688,704	22,328,311
Potential diluted shares from stock options granted	-	-
Weighted average common share outstanding – diluted	21,688,704	22,328,311

Basic earnings per share	$(0.05)	$0.01
Diluted earnings per share	$(0.05)	$0.01

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

	Three Months Ended March 31,
	2007	2008
	(Unaudited)	(Unaudited)

Sales to China domestic customers	$2,093,937	$4,728,576
Sales to international customers	4,668,150	11,471,015

	$6,762,087	$16,199,591

	China	International
	Customers	Customers	Total

As of March 31, 2007
Revenue	$2,093,937	$4,668,150	$6,762,087
Gross margin	24%	18%	20%
Receivable	2,442,283	4,828,837	7,271,120
Inventory	5,916,630	-	5,916,630
Property and equipment	10,509,701	-	10,509,701
Expenditures for long-lived assets	870,657	-	870,657

As of March 31, 2008
Revenue	$4,728,576	$11,471,015	$16,199,591
Gross margin	17%	16%	16%
Receivable	5,782,259	13,212,667	18,994,926
Inventory	9,262,851	-	9,262,851
Property and equipment	18,236,772	-	18,236,772
Expenditures for long-lived assets	1,065,861	-	1,065,861

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

Our Headquarter is in Shenzhen, China. We conduct our business principally through the operations of Shenzhen Diguang Electronics, based in Shenzhen along with its main backlight manufacturing operation in Dongguan, Guangdong Province, China, Dihao Co., Ltd., based in Yangzhou thereafter “Dihao” and Wuhan Diguang Electronics Co., Ltd, based in Wuhan, thereafter “Wuhan”. Shenzhen Diguang Electronics had approximately 2,600 full-time employees as of March 31, 2008.

Dihao is a 100% wholly owned subsidiary of North Diamond. We gained controlling interest of Dihao by acquiring 65% of North Diamond on January 3, 2007. As of March 31, 2008, Dihao has approximately 380 full-time employees.

Wuhan was established on March 13 2007 and commenced its operation on July 1, 2007. Wuhan was established with the capacity to provide large inches of TFT-LCD which are mainly soled to its customers from Taiwan. Wuhan had approximately 280 employees as of March 31, 2008.

Dongguan Diguang Electronics Science and Technology Co. Ltd., “Dongguan Diguang S&T”, was established to be the production base of Shenzhen Diguang Electronics Co Ltd. It became a wholly owned subsidiary of Diguang Holdings since December 30, 2007 upon acquisition. As of March 31, 2008, Dongguan Diguang S&T has approximately 7 full-time employees.

Well Planner is involved in the import of raw materials into China and export of finished products from China.

Diguang Science and Technology Limited, based in Hong Kong, is directly involved with the international buying of raw materials and selling of backlight products for Shenzhen Diguang Electronics.  Diguang S&T purchases raw materials from international suppliers and acts as an international sales group for both Shenzhen Diguang Electronics and Well Planner.

Critical Accounting Policies and Estimates

There have been no significant changes in the critical accounting polices and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the most recent Annual Report on Form 10-K.

The discussion and analysis of our financial condition presented in this section are based on our financial statements, which have been prepared in accordance with the generally accepted accounting principles in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that management believes reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

Results of Operations

Comparison of three months Ended March 31, 2008 and 2007

Revenue

Net revenue was approximately $16.2 million for the three months ended March 31, 2008, an increase of $9.4 million, or 140%, compared with $6.8 million for the same period in the prior year. Of the $9.4 million increase, $2.2 million came from the sales of both mid-size of LED and CCFL products manufactured at Yangzhou facility, and $3.8 million came from the sales of CCFL products at Wuhan facilities which started operation on July 1, 2007. Increased sales in Yangzhou were mainly due to an increase of sales from one of its major customers. The backlight products manufactured at the Yangzhou facility were delivered mainly to Taiwanese customers located in the Eastern China region, particularly in Shanghai where certain famous international and domestic LCD module manufacturers reside. The backlight products manufactured at the Wuhan facilities were delivered mainly to certain top TFT-LCD panel makers for the higher-priced 19” CCFL products. The remaining increase of $3.4 million in revenue was attributable to Shenzhen Diguang Electronics. The increase in revenue generated by Shenzhen Diguang Electronics was due mainly to additional sales to new customers.

Our total net revenue can be divided into international sales and domestic sales as follows:

	Three Months Ended March 31,
	2007	2008
International sales	4,668,000	11,471,000
Domestic sales	2,094,000	4,729,000
Total	6,762,000	16,200,000

Sales to international customers totaled $11.5 million for the three months ended March 31, 2008, an increase of $6.8 million, or 146%, compared with $4.7 million for the first quarter in the prior year. The increase in revenue was due primarily to the global demand for digital display products such as automobile TV, portable DVD, MP3 and MP4 and LCD product series, resulting in a surge in demand for the LED backlight. Of the $6.8 million increase, approximately $6 million was mainly attributable to sales to Taiwanese customers generated at the Wuhan and Yangzhou facilities, netting a $629,000 decrease in sales to Taiwan customers by Shenzhen Diguang Electronics. The increase in sales generated by the Yangzhou facility was due to the increase in orders placed by one big customer along with its business expansion and the increase in sales generated by the Wuhan facilities was attributable to the mass production starting January 2008. The sales to major Korean customers increased to $2.5 million for the first quarter of 2008, an increase of $1.6 million, or 179%, compared with $895,000 for the same period of 2007. The increase in revenue generated from Korean customers was attributable mainly to the continued delivery of the mid size CCFL products to a giant customers. And the sale to Hong Kong customers decreased $925,000 for the first quarter of 2008.

Sales to domestic customers were $4.7 million for the first quarter of 2008, an increase of $2.6 million, or 126%, compared with $2.1 million for the same period in 2007. The increase in domestic sales was mainly attributable to the sale of the mid-size LED to a new customer amounting $2.9 million in the first quarter 2008 in Shenzhen Diguang Electronics.

Despite of the slight decrease of sales price, we managed to increase the net revenue by expanding the sales volume in the first quarter of 2008.

We currently have three manufacturing facilities located in the East China region (Yangzhou), Central China region (Wuhan), and Southern China region (Dongguan). Especially, we have various capacities in the principal manufacturing facility located in Dongguan to serve the customers who are LCD TV and monitor manufacturers and LCD assembly firms. Based on the three manufacturing facilities, we believe that we have strategically deployed our production capacity in China for our long term growth.

From the product mix aspect, our sales can be divided into two main categories: CCFL and LED products as follows.

	Three Months Ended March 31,
	2007	2008
CCFL	3,912,000	8,311,000
LED	2,850,000	7,889,000
Total	6,762,000	16,200,000

During the three months ended March 31, 2008, CCFL products accounted for 51% of our total sales revenue, compared with 58% for the same period in 2007. Sales of CCFL backlights totaled $8.3 million for the first quarter of 2008, an increase of $4.4 million, or 113%, compared with $3.9 million for 2007. The increase is mainly attributable to the sales generated at the Wuhan facilities delivering large size CCFL products amounting to $3.8 million in the first quarter of 2008 on an OEM basis to a giant customer. Moreover, sales generated from the Yangzhou facilities to Taiwanese customers and a significant Korean customer was another significant contributing factor.

LED backlight products accounted for the remainder of the total sales revenues. Sales of LED backlight products totaled $7.9 million for the first quarter of 2008, an increase of $5 million, or 177%, compared with $2.9 million for the first quarter in 2007. The proportion of LED products, primarily small to medium sizes of backlight, accounted for 49% for the first quarter of 2008, which is 7% higher than 42% in the first quarter of 2007. The increase is mainly due to the rise of LED products demanded by new and existing customers in the global market for more quantity of small inch LCD products. Mobile phones and electrical products require LED backlight; therefore, there is a significant increase in LED products ranging from 4” to 10.5” delivered to our customers. Yangzhou Dihao has delivered LED products to the customers amounting to $1.6 million, which accounts for 54% of our total sales in Yangzhou, whereas it only delivered CCFL products in the first quarter of 2007.

We expect our LED shipments will continue to grow and can be more sustainable as the transition from CCFL to LED backlights becomes more compelling due to its superior performance in contrast ratio, color gamut, localized dimming and low power consumption.

Cost of Sales

Since the basic materials for all backlight products are similar, we discuss cost of sales in the aggregate for all products. Cost of sales was $13.6 million for the first quarter of 2008, an increase of $8.2 million, or 152%, compared with $5.4 million for the first quarter in 2007. The increase in cost of sales was higher than the increase of 140% in total revenue for the first quarter due mainly to the decrease in sales price and an increase in cost of raw materials.

Raw material cost was $10.1 million for the first quarter of 2008, an increase of $6.4 million, or 173%, compared with $3.7 million for the first quarter of 2007. The increase in raw materials cost for the first quarter of 2008 was mainly attributable to the increase of sales volume. Furthermore, we were unable to decrease the procurement cost in the same percentage as the reduction in the unit price pressured by market force as a general trend because the supplies of certain components were limited. Regarding the increase of raw material cost, the increase of large size CCFL product volume accounted for the majority in the increase of raw material cost as the materials used for CCFL products had a much higher cost tag attached than the cost of raw materials used for manufacturing other products. As a result, raw material cost accounted for 62% of total revenue in the first quarter of 2008, compared with 55% in the first quarter of 2007. The increased percentage is mainly due to the extent of decreases in raw materials cost was lower than the extent of decreases in unit price for finished goods. To decrease the working capital requirement in relation to purchasing raw materials used for large size of CCFL backlight, we processed the products for one of our key Taiwanese customers in Wuhan on an OEM basis. The OEM operation of Wuhan increased the percentage of raw material cost to total revenue since the main cost of sales in Wuhan is raw materials. To improve the Company’s overall gross profit, we tried very hard to develop new customers through tough negotiation in order for us to become one of their vendors.

Labor cost was $1.3 million for the first quarter of 2008, representing an increase of $347,000, or 38%, compared with $943,000 for the same period of 2007. Compared with the 151% increase in cost of sales, the increase of 38% in labor cost was not significant. As a percentage of labor cost to revenue, labor cost accounted for 8% of total net revenue for the first quarter of 2008, compared with 17% of total net revenue for the same period in 2007. Decrease in proportion of labor cost to total revenue demonstrated our efforts to control labor cost through improving our productivity. In addition, the increase in the production of large inches of CCEL products did not require as much labor cost as producing the small and medium size of CCFL products.

Production overhead was $2.2 million for the three months ended March 31, 2008, an increase of $1.4 million, or 193%, compared with $736,000 for the first quarter of 2007 resulting from an increase in production volume and indirect overhead such as water and electricity expense, depreciation charges for new addition of machineries, repairs and maintenance expenses for new manufacturing facilities in Wuhan and Yangzhou. Production overhead accounted for 13% of total revenue in the first quarter of 2008, compared with 11% of total revenue for the same period in 2007.

Gross Margin

The overall gross margin for the first quarter in 2008 was 16.3%, a 4.2% decrease, compared with 20.5% gross margin for the same period in 2007. During the first quarter of 2008, we continued to suffer a price reduction pressure on similar products compared with the unit price we got in the first quarter of 2007. We were unable to transfer the price reduction pressure to our suppliers, which meant that we still paid the market price to procure our raw materials. The sales volume for 19” CCFL LCD increased dramatically in the first quarter of 2008, amounting to $3.8 million, for a giant Taiwanese customer on an OEM basis in order to lower our working capital requirement, which had an average gross margin of only 7%. Moreover, in order to move into the high-end products, the price of certain components contained in our customers’ specifications, particularly the mid size LED backlights, was comparatively higher than the price of the same type of components used in the low-end products. Hence, we may sacrifice a reduction of gross margin to secure the customers because we were unable to pass the entire burden to our customers in order to maintain our market share in this industry. To the extent we were able to purchase our raw materials at a lower price, which was consistent with the general trend of that particular product market, we did everything possible to take the advantage of the lower prices, which mitigated the price pressure from our customers.

Regarding international sales, our gross margin was approximately 16% for the first quarter of 2008, a 2% decrease, compared with 18% for the first quarter of 2007. Regarding domestic sales, our gross margin was approximately 17%, a 7% decrease, compared with 24% for the first quarter of 2007 due to the price reduction pressure from end users who are LCD panel makers.

Selling Expenses

Selling expenses were $408,000 for the first quarter of 2008, a decrease of approximately $218,000, or 35%, compared with $626,000 for the first quarter of 2007. For the selling expenses, there was a decrease of $227,000, or 82%, in commission expenses compared with $277,000 for the agents exploring markets in the first quarter of 2007. Our commission expenditure presented a decreasing trend during the past several quarters; the major reason for this decrease is due to a sales decline to our one big Hong Kong customer. We reduced the overall commission rate to our sales agents due to lower gross margin. Payroll expenses were increased by $58,000 from an increase in selling personnel in the Yangzhou and Wuhan facilities due to their business expansion. On the other hand, other expenses decreased by $49,000. As a percentage of total revenue, selling expenses were approximately 2.5% for the first quarter of 2008 and 9.3% for the same period in the prior year, respectively.

Research and Development Expenses

The net research and development expenses were $318,000 for the first quarter of 2008, an increase of $153,000 or 93%, compared with $164,000 for the same period in 2007. The increase was mainly attributable to the increase in payroll expense of $43,000 related to our engineers performing research and development functions. In addition, there was an increase of $111,000 mainly comprising of net mould charges and raw materials for design and development purpose. As a percentage of total sales revenue, research and development expenses were approximately 1.96% and 2.4% for the three months ended March 31, 2008 and 2007, respectively.

General and Administrative Expenses

General and administrative expenses were $1.3 million for the first quarter of 2008, a decrease of $470,000, or 26%, compared with $1.8 million for the same period in 2007. The major components of general and administrative expenses include payroll, share-based compensation, water and electricity fee, rental fee and professional service etc. Share-based compensation for the first quarter of 2008 was $137,000, a decrease of $490,000, or 78%, compared to $627,000 for the first quarter of 2007. Payroll expense was $500,000 in the first quarter of 2008, a slight decrease of $22,000 compared with $522,000 for the same period in 2007. A decrease of $43,000 in rental fee is mainly due to Shenzhen Diguang Electronics not incurring any rental expenses from 2008 onwards. On the increase side, $58,000 was generated as depreciation expense, an increase of by $44,000, due to additional fixed assets, and water and electricity fees increased to $37,000, and an increase of $4,000 of professional fees and others. As a percentage of total sales revenue, general and administrative expenses represented 8% and 27% for the three months ended March 31, 2008 and 2007, respectively. Excluding the stock compensation expense, the remaining general and administrative expense for the three months ended March 31, 2008 and 2007 represented 7% and 18% of total revenue, respectively.

Interest Expense

The net interest expenses was $58,000 for the quarter ended March 31, 2008, representing an increase of $47,000, or 427%, compared with an interest expense of $11,000 in the same quarter in 2007. Among the increase of net interest expenses in first three months of 2008, there is an interest of $41,000 accrued for outstanding consideration for acquisition of 100% interest in Dongguan S&T. We had no third party interest-bearing debt outstanding during both quarters ended March 31, 2008 and 2007, respectively. Interest expense was accrued for a related party company loan in Dongguan S&T for the first quarter of 2007 and 2008, respectively. Net Interest expenses for the periods ended March 31 2008 and 2007 represented 0.36% and 0.16% of total sales revenue, respectively.

Other income (expense)

Other expense was $103,000 in the first quarter of 2008 and other income was $204,000 in the same period of 2007. There is a decrease in other income of $307,000, which is mainly due to the increase of exchange loss in the first three months in 2008, the exchange loss increased by $253,000 in first quarter of 2008 comparing with the comparable period of 2007, and the remaining increase in other expense arise from the decrease of sales of scrap materials.

Income Tax Provision

Income tax provision for the quarter ended March 31, 2008 was approximately $133,000 compared with $0 for the same period in 2007. The increase in income tax provision was attributable to an increase of taxable income at Shenzhen Diguang Electronics and Yangzhou. The taxable income at Shenzhen Diguang Electronics was $365,000 for the first quarter of 2008, compared with a taxable loss of $188,000 for the first quarter in 2007, considering the fact that the applicable tax rate for Shenzhen Diguang Electronics was 18% for 2008 and 15% for 2007, respectively. The taxable income in Yangzhou facility was $422,000 for the first three months of 2008 and the income tax rate was 12.5% in 2008, the taxable profit of $75,000 in the same period of 2007 and no income tax was accrued due to Yangzhou in exemption period in 2007. As a percentage of net revenue, income tax provision was 0.82% and 0% for the three months ended March 31, 2008 and 2007, respectively.

Net Income

Net income was $169,000 for the three months ended March 31, 2008, compared with a net loss of $1,049,000 for the three months ended March 31, 2007, representing an increase of approximately $1,218,000 in net income. Minority interest portion of net income generated at North Diamond was $130,000 and $26,000 for the first quarter of 2008 and 2007, respectively, representing 77% of net profit for the first quarter of 2008 and 2.6% of net loss for the first quarter of 2007. The decrease in net loss was mainly due to the increase in revenue and decrease in selling expense and general and administrative expenses, offset by the decrease in gross margin and the increase in research and development expense. As a percentage of total revenue, net profit for the three months ended March 31, 2008 accounted for 1.04% whereas net loss for the first quarter of 2007 accounted for 15.5%, representing an increase of 16.54%.

Earnings per Share

The basic earnings per share were $0.01 for the first quarter of 2008, compared with basic loss per share of $0.05 for the first quarter of 2007. Increase in basic earnings was due to increase in gross profit, decrease in selling expenses, decrease in administration expenses and increase in other income from short term investments.

Liquidity and Capital Resources

As of March 31, 2008, we had total assets of $59.2 million, of which cash amounted to $8.0 million, accounts receivable amounted to $19 million and inventories amounted to $9.3 million. Our working capital was approximately $12 million and our equity was $28.7 million, compared with working capital of $11.8 million and equity of $27.3 million on December 31, 2007. Our quick ratios were approximately 1.1:1 compared with 1.16:1 as at December 31, 2007.

As of March 31, 2008, our cash position had a net decrease of $8.2 million as compared with the cash position of $16.3 million as at December 31, 2007.

Net cash used in operating activities was $6.4 million for the quarter ended March 31, 2008, an increase of $4.8 million, or 300%, compared to the net cash used in the operating activities of $1.6 million for the same period of the prior year.

Non-cash items added approximately $823,000 back to cash outflow from operating activities for the quarter ended March 31, 2008, compared with total non-cash items of $1.6 million for the same period of the prior year. Of the non-cash items for the quarter ended March 31, 2008, approximately $139,000 was the share-based compensation, $488,000 lower than $627,000 for the same period in 2007. Depreciation was $500,000 for the quarter ended March 31, 2008, $261,000 higher than $239,000 for the prior period, primarily due to the additions of equipment and machinery for our new product lines, such as backlights for computer monitors, during the current reporting period. Minority interest was $130,000 for the quarter ended March 31, 2008, $104,000 higher than $26,000 for the prior year, in accordance with the profit and loss situations incurred in North Diamond.

The impact of the changes in operating assets and liabilities on cash flow was explained as follows. The accounts receivable during the current quarter was increased by approximately $6 million, compared with an $890,000 increase in accounts receivable for the first quarter of 2007. Inventory level increased by $1.7 million during the current quarter, compared with a $1.5 million increase in inventory for the same period in 2007. Deposits, prepayment and other receivables increased by $1,100,000 during the current period, compared with the $789,000 increase for the first quarter of 2007. VAT recoverable decreased by $284,000 during the current period compared with $130,000 decrease for the first quarter of 2007.

Advances from customers increased by $81,000 during the current reporting period, compared with a $39,000 decrease for the first quarter of 2007. In addition, tax payable increased by $107,000 for the current reporting period, compared with an increase of $12,000 for the same period in 2007. Accounts payable increased by $1.5 million for the quarter ended March 31, 2008, compared with a $380,000 decrease in the first quarter of 2007. Accruals and other payables decreased by $588,000, compared to a $329,000 increase for the first quarter of 2007. The following summarized the impact of changes in operating assets and liabilities on cash flow between quarters ended March 31, 2008 and March 31, 2007:

•	$6,032,000 from Accounts receivable (negative impact)

•	$1,722,000 from inventory(negative impact)

•	$1,102,000 from deposits, prepayment and other receivable (negative impact)

•	$284,000 from VAT recoverable (positive impact)

•	$1,546,000 from accounts payable (positive impact)

•	$588,000 from accruals and other payable (negative impact)

•	$81,000 from advance from customers (positive impact)

•	$107,000 from taxes payable (positive impact)

The total impact from above non-cash items and changes in operating assets and liabilities was approximately $7.4 million.

Net cash used in investing activities amounted to $2.5 million for the quarter ended March 31, 2008, a decrease of $357,000, or 13%, compared with the $2.8 million cash used in investing activities during the first quarter of 2007. For the three months ended March 31, 2008, we invested $1,066,000 into plant, property and equipment, an increase of $195,000, or 22%, compared with $871,000 for the first quarter of 2007. For the first quarter of 2008, we purchased $1.4 million marketable securities. And for the first quarter of 2007, we acquired 65% interest of North Diamond by paying cash amounting to $1.98 million.

Net cash used in financing activities amounted to $122,000 for the quarter ended March 31, 2008, compared with the $28,000 cash provided by financing activities during the first quarter of 2007. We have repurchased common stock by paying $46,000 and interest expense of $ 76,000 due to related parties for the first quarter ended March 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – None

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures:

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports of the Company under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, the “SEC”, rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer, the “CEO”, and chief financial officer, the “CFO”, as appropriate, to allow timely decisions regarding required financial disclosure.

As of March 31, 2008, the Company’s management including the CEO and CFO concluded that there have been no material changes to the control and procedures previously discussed in Part II, Item 9A of the Company's Form 10-K for the year ended December 31, 2007. The Company’s management including the CEO and CFO concluded that as of December 31, 2007 the Company's disclosure controls and procedures were not effective because of the material weaknesses described under “Management's Annual Report on Internal Control over Financial Reporting.”

To address these material weaknesses, the Company performed additional analyses and other procedures to ensure that in all material respects, the Company’s financial position, the results of its operations and its cash flows for the period presented in this 10-Q Form, in conformity with the accounting principles generally accepted in the United States of America, “GAAP”.

(b) Management’s report on internal control over financial reporting.

The Company’s management including CEO and CFO concluded that there have been no material changes to the internal control condition previously discussed in Part II, Item 9A of the Company’s Form 10-K for the year ended December 31, 2007 other than the fact that the Company is in the process of taking the steps necessary for remediation of the material weaknesses identified in previously filed 10-K, and will continue to monitor the effectiveness of these steps. We did not carry out appropriate testing procedures during the first quarter in 2008 and therefore we are not able to evaluate the effectiveness of the changes made to the internal control at this time.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings – None

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors previously discussed in Part II, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None.

Stock Repurchase Program

On March 26, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $5,000,000 of Company common stock from the public market or in private purchases. The terms of the repurchase program permitted the Company to repurchase shares within twelve months and to repurchase shares at a pace at the discretion of management. Share repurchased under this program during the three months ended March 31, 2008 were 27,500 shares with an average price of US$1.67 per share.   As of March 31, 2008, the shares repurchased were held under the name of a security firm and presented at line of treasury stock at cost on the balance sheet at March 31, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES – None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None.

ITEM 5. OTHER INFORMATION – None

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD

Dated: May15, 2008	By:	/s/ Yi Song
Yi Song
Chairman and Chief Executive Officer

Dated: May 15, 2008	By:	/s/ Keith Hor
Keith Hor
Chief Financial Officer