Form 10-Q
period 2008-06-30
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2008-08-14
CIK 1158722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008
or

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

23rd Floor, Building A, Galaxy Century,
No. 3069, Caitian Road, Futian District,
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

Yes ☐ No ☒

As of June 30, 2008, the Company had 22,220,150 shares of common stock issued and outstanding.

Diguang International Development Co., Ltd.
Form 10-Q
For the Quarter Ended June 30, 2008

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,	June 30,
	2007	2008
ASSETS		(Unaudited)
Current assets:
Cash and cash equivalents	$16,250,727	$7,635,851
Short term investment in marketable securities	-	1,501,655
Accounts receivable, net of allowance for doubtful accounts $680,784 and $702,539	12,713,705	21,764,677
Inventories, net of provision $841,518 and $950,269	7,499,768	11,788,520
Other receivables, net of provision $102,574 and $109,086	389,764	390,745
VAT recoverable	407,376	89,550
Advance to suppliers	904,203	1,628,603
Deferred tax asset	86,572	86,572
Total current assets	38,252,115	44,886,173

Investment, net of impairment $622,194 and $622,194	877,806	877,806
Property and equipment, net	17,449,871	18,479,851
Construction in progress	-	22,114

Total assets	$56,579,792	$64,265,944
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,855,416	$25,388,240
Advance from customers	464,281	565,856
Accruals and other payables	3,358,199	2,316,262
Accrued payroll and related expense	795,690	652,227
Income tax payable	428,217	450,756
Amount due to related parties	1,465,790	876,122
Amount due to stockholders - current	1,100,000	1,650,000
Total current liabilities	26,467,593	31,899,463

Research funding advanced	245,730	261,332
Amount due to stockholders	1,100,000	-
Total non-current liabilities	1,345,730	261,332
Total liabilities	27,813,323	32,160,795

Minority interest	1,475,361	2,505,939
Stockholders’ equity:
Common stock, par value $0.001 per share, 50 million shares authorized, 22,593,000 shares and 22,593,000 issued, 22,340,700 shares and 22,220,150 outstanding	22,593	22,593
Additional paid-in capital	20,028,955	20,312,207
Treasury stock at cost	(429,295)	(567,336)
Appropriated earnings	1,949,839	2,047,477
Retained earnings	3,127,110	3,332,990
Translation adjustment	2,591,906	4,451,279
Total stockholders’ equity	27,291,108	29,599,210

Total liabilities and stockholders' equity	$56,579,792	$64,265,944

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(In US Dollars)

	Six Months Ended June 30		Three Months Ended June 30,
	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Revenues, net	$15,658,508	$33,096,769	$8,896,421	$16,897,178
Cost of sales	13,002,302	28,276,106	7,626,714	14,715,749

Gross profit	2,656,206	4,820,663	1,269,707	2,181,429

Selling expense	962,741	782,981	337,193	375,415
Research and development costs	558,347	651,603	393,849	333,869
General and administrative expenses	3,114,642	2,461,218	1,302,389	1,111,965

Income (loss) from operations	(1,979,524)	924,861	(763,724)	360,180

Interest income (expense), net	91,003	(122,454)	101,855	(64,028)
Investment income (loss)	87,050	29,179	87,050	249
Other income	247,368	(213,349)	43,793	(109,959)

Income (loss) before income taxes	(1,554,103)	618,237	(531,026)	186,442

Income tax provision	19,449	124,768	19,449	(8,217)

Net income (loss) before minority interest	(1,573,552)	493,469	(550,475)	194,659

Minority interests	136,367	189,951	110,116	59,871

Net income (loss) to common shareholders	$(1,709,919)	$303,518	$(660,591)	$134,788

Weighted average common shares outstanding - basic	22,593,000	22,300,646	22,593,000	22,274,485

Earnings per share - basic	(0.08)	0.01	(0.03)	0.01

Weighted average common shares outstanding - diluted	22,593,000	22,300,646	22,593,000	22,274,485

Earning per shares - diluted	(0.08)	0.01	(0.03)	0.01

Other comprehensive income:
Net income	(1,709,919)	303,518	(660,591)	134,788
Translation adjustment	487,199	1,859,372	319,473	721,189

Other comprehensive income (loss)	$(1,222,720)	$2,162,890	$(341,118)	$855,977

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In US Dollars)

	Six Months Ended June 30,
	2007	2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(1,709,919)	$303,518
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	136,367	189,951
Depreciation	503,415	964,979
Inventory provision	-	55,321
Share-based compensation	785,020	283,252
Changes in operating assets and liabilities:
Accounts receivable	(4,597,189)	(8,697,643)
Inventory	(2,144,828)	(4,136,591)
Other receivables	(221,198)	(3,663)
VAT recoverable	152,877	315,060
Prepayments and other assets	893,008	(896,937)
Accounts payable	2,567,994	6,366,846
Accruals and other payable	359,851	(1,124,691)
Advance from customers	319,810	93,650
Taxes payable	18,921	22,817

Net cash provided by (used in) operating activities	(2,935,871)	(6,264,131)

Cash flows from investing activities:
Purchase of fixed assets	(4,285,521)	(1,788,752)
Disposal (purchase) of marketable securities	-	(1,501,655)
Cash paid for an acquisition transaction	(1,977,864)	-

Net cash used in investing activities	(6,263,385)	(3,290,407)

Cash flows from financing activities:
Stock repurchase	-	(138,041)
Due to related parties	67,213	(1,093,119)
Capital infused by minority interest in North Diamond	-	737,500

Net cash provided by financing activities	67,213	(493,660)

Effect of changes in foreign exchange rates	289,165	1,433,322

Net increase (decrease) in cash and cash equivalents	(8,842,878)	(8,614,876)

Cash and cash equivalents, beginning of the period	20,550,032	16,250,727

Cash and cash equivalents, end of the period	$11,707,154	$7,635,851

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ─ REORGANIZATION, BUSINESS AND BASE OF PRESENTATION

Diguang International Development Co., Ltd., the “Company”, was established under the laws of the State of Nevada in 2000.  The predecessor company was named Online Processing, Inc. That name was changed into the current name after a reverse merger transaction was consummated on March 17, 2006. The Company currently has the following subsidiaries

•	Shenzhen Diguang Electronics Co., Ltd., a China based entity owning 100% interest;
•	Well Planner Limited, a Hong Kong based entity owning 100% interest;
•	Diguang Science and Technology (HK) Limited, a British Virgin Islands based entity owning 100% interest;
•	Wuhan Diguang Electronics Co., Ltd., a China based entity established on March 13, 2007 owning 100% interest;
•	North Diamond Limited, a British Virgin Islands based entity owning 65% interest acquired on January 3, 2007; and
•	Dongguan Diguang Electronic Science and Technology Co., Ltd, a China based entity owning 100% interest acquired on December 30, 2007.

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

The above two acquisitions incurred in 2007 were accounted for assets exchanges between the entities under the common control in accordance with the Appendix D of the SFAS No. 141 as the owners of 65% interest in North Diamonds and 100% interest in Dongguan Diguang Electronic Science and Technology Co., Ltd., “Dongguan Diguang S&T” thereafter, also own more than 50% interest of the Company. Accordingly, the consolidated financial statements for the half year ended June 30, 2007 were respectively restated to include the financial position and operating results of Dongguan Diguang S&T for the half year of 2007.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for the complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 ─ RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 157,“Fair Value Measurements” (SFAS No. 157) and SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No.159) to account for its financial assets, short term deposit. The short term deposit placed in a reputable commercial bank in Hong Kong was measured under fair value estimated by the Bank on a monthly basis. The adoption of SFAS No. 157 and SFAS No. 159 do not have impact on the Company’s financial position and operating results for the first half year of 2008.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009. SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 (fiscal year beginning July 1, 2009 for the Company). The Company is currently assessing the impact that the adoption of SFAS No. 141R may have on its financial position, results of operations, and cash flows. The adoption of SFAS No. 141R will have impact on future acquisition transactions.

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

NOTE 3 ─ ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

During the normal course of business, the Company extends unsecured credit to its customers. Typically credit terms require payment to be made within 90 days of the invoice date. The Company does not require collateral from its customers. The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2007 and June 30, 2008 were adequate, respectively. However, actual write-off might exceed the recorded allowance.

The following table presents allowance activities in accounts receivable.

	December 31,	June 30,
	2007	2008
		(Unaudited)

Beginning balance	$751,145	$680,784
Additions charged to expense	501,684	-
Translation changes	-	21,755
Recovery	-	-
Write-off	(572,045)	-

Ending balance	$680,784	$702,539

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 ─ INVENTORIES

Inventories consisted of the following:

	December 31,	June 30,
	2007	2008
		(Unaudited)

Raw materials	$3,631,197	$5,356,148
Work in progress	1,603,662	1,552,774
Finished goods	1,802,523	3,168,429
Consignment goods	1,303,904	2,661,438

	8,341,286	12,738,789
Provision	(841,518)	(950,269)

Inventories, net	$7,499,768	$11,788,520

NOTE 5 ─ PROPERTY AND EQUIPMENT

A summary of property and equipment at cost is as follows:

	December 31,	June 30,
	2007	2008
		(Unaudited)

Land usage rights	$2,993,885	$3,183,974
Plant and office buildings	10,505,835	11,284,480
Machinery	4,090,772	4,791,930
Office equipment	937,505	1,098,459
Vehicles	277,925	296,854
Software	111,260	140,193
Leasehold improvement	1,322,537	1,488,810

	20,239,719	22,284,700
Accumulated depreciation	(2,789,848)	(3,804,849)

	$17,449,871	$18,479,851

The depreciation and amortization for the six-months ended June 30, 2007 and 2008 were $503,415 and $964,979, respectively.

NOTE 6 ─ RELATED PARTY TRANSACTIONS

Related Party Relationships

Name of Related Parties	Relationship with the Company

Mr. Yi Song	One of the shareholders of the Company
Mr. Hong Song	One of the shareholders of the Company
Shenzhen Diguang Engine & Equipment Co., Ltd., a China based entity	80% owned by Mr. Yi Song and 20% owned by Mr. Hong Song
Sino Olympics Industrial Limited	The representative of Song’s brothers

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 ─ RELATED PARTY TRANSACTIONS (Continued)

After acquiring 100% interest in Dongguan Diguang S&T, the Company assumed the loan of RMB10 million borrowed by Dongguan Diguang S&T from Shenzhen Diguang Engine and Equipment on October 20, 2006. RMB5 million of the principal was repaid during six months ended June 30, 2008 and at June 30, 2008, the outstanding loan balance was RMB6,009,407, equivalent of $876,122, and the cumulative interest for the aforementioned loan was RMB1,009,407, equivalent of $147,163. The accrued interest will be paid together with the repayment of principal when the loan matures. The loan will mature on November 30, 2008.

The purchase price of Dongguan Diguang S&T was $4.2 million, of which $2 million was paid in 2007. The remaining $2.2 million presenting on the balance sheet as amount due to stockholders will be repaid through four installment payments on June 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively. $550,000 was paid at June 30, 2008. The accrued interest on the $2.2 million payable for the six months ended June 30, 2008 was $74,350.

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

The Company accounts for the transactions of issuing these incentive shares based on the fair value on the grant date. Under SFAS 123R, the Company assesses whether it is probable at the grant date the awards would be earned and if it is probably the expense would be recorded over the period, which in this case is specified as the shareholders of Diguang International Development Co., Ltd. can earn any of the above presented shares each year. The Company estimated that the net income for six months ended June 30, 2008 would not meet the proportion of the after-tax profit target for the entire year and did not book any share-based compensation for Song Brothers during this reporting period.

NOTE 8 ─ STOCK OPTIONS

The Company adopted Statement of Financial Accounting Standards No.123 (amended 2008), “Share-Based Payment” (FAS 123(R)). The Company recognized the share-based compensation based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). During the six months ended June 30, 2008, the Company granted 40,000 stock options with an exercise price at $1.91 per share to two employees. The Company used Black-Scholes option pricing model to determine the fair value of stock options on the grant date. The fair value of 40,000 options was at approximately $1.36 per share, resulting in a share-based compensation totaling $54,400. As of June 30, 2008, 236,556 shares of stock options became exercisable.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 ─ STOCK OPTIONS (Continued)

Assumptions

The fair value of each stock option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions, assuming no expected dividends:

	June 30,
	2007	2008

Expected volatility	105.04%	95.76%
Weighted average volatility	N/A	N/A
Expected term	7 years	7 years
Risk free interest rate	4.51%	3.75%

The expected volatilities are based on the historical volatility of the Company’s stock. The observation is made on a daily basis. The period of observation covered was from March 1, 2007 to February 29, 2008. The expected terms of stock options are based on the average vesting period and the contractual life of stock options granted. The newly granted 40,000 shares of stock options granted to two employees are to be vested at 1/36 of each month over 36 months period. The risk-free rate is consistent with the expected terms of stock option and based on the U.S. Treasury yield curve in effect at the time of the grant. The Company estimated the forfeiture rate of its stock options was 6.13%.

Stock Option Plan

The Company’s 2006 Stock Incentive Plan, the “2006 Plan”, which is shareholder-approved, permits the grant of stock options to its employees up to 1,500,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price per share equal to the market price of the grant date. These options have up to ten-year contractual life term. Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date. The share-based compensation will be recognized based on graded method over the four years or over the three years regarding the options granted to directors in order to match their directorship terms. A summary of option activities under the 2006 Plan during the six months ended June 30, 2008 are presented as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value at Reporting Date
Outstanding at January 1, 2008	407,417	$5.00	8.22	-
Granted	40,000	1.91	9.92	-
Exercised	-	-	-	-
Forfeited or expired	(1,000)	5.00	-	-
Outstanding at June 30, 2008	446,417	5.00	8.14	-
Exercisable at June 30, 2008	236,556	$5.00	7.99	-

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 ─ STOCK OPTIONS (Continued)

(Note: The trading price of the Company’s common stock at June 30, 2008 was $1 per share. Therefore, no intrinsic value reported.)

A summary of the status of the Company’s non-vested stock options during the six months ended June 30, 2008 is presented below:

Non-Vested Options	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2008	262,028	$10.66
Granted	40,000	1.36
Vested	(91,167)	10.24
Forfeited or expired	(1,000)	11.10

Non-vested at June 30, 2008	209,861	$9.08

As stock-based compensation expense recognized in the unaudited consolidated statements of income for the six months ended June 30, 2007 and 2008 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the six months ended June 30, 2007 and 2008, stock-based compensation expenses recognized were $785,020 and $283,252 respectively.

NOTE 9 ─ EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) attributable to common shareholders	$(1,709,919)	$303,518	(660,591)	$134,788
Net income (loss) used in computing diluted earnings per share	$(1,709,919)	$303,518	(660,591)	$134,788

Denominator:
Weighted average common shares outstanding - basic	22,593,000	22,300,646	22,593,000	22,274,485
Potential diluted shares from stock options granted	-	-	-	-
Weighted average common share outstanding - diluted	22,593,000	22,300,646	22,593,000	22,274,485

Basic earnings per share	$(0.08)	$0.01	$(0.03)	$0.01
Diluted earnings per share	$(0.08)	$0.01	$(0.03)	$0.01

As previously noted, all options are considered anti-dilutive for the three and six months ended June 30, 2008.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 ─FULFILLMENT OF CAPITAL INFUSION OBLIGATION TO NORTH DIAMOND

The minority interest party infused capital of $737,500 on May 7, 2008 to North Diamond. After the capital infusion, the minority interest stockholder has fulfilled its capital infusion obligation to North Diamond. The Company fulfilled its part of capital infusion in the amount of $1,369,643 to North Diamond on July 25, 2008, on which the proceeds resulted from the borrowing incurred subsequent to June 30, 2008. See Note 12 for subsequent event. After the capital infusion by both parties, the registered capital requirement of Yangzhou Dihao under China laws and regulations is satisfied and the proportion of ownership does not change.

NOTE 11 ─ SEGMENT REPORTING

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2008	2007	2008

Sales to China domestic customers	$3,113,870	$8,698,474	$1,702,620	$3,969,898
Sales to international customers	12,544,638	24,398,295	7,193,801	12,927,280

	$15,658,508	$33,096,769	$8,896,421	$16,897,178

	China	International
	Customers	Customers	Total

As of June 30, 2007
Revenue	$3,113,870	$12,544,638	$15,658,508
Gross margin	12%	18%	17%
Receivable	4,885,694	6,844,101	11,729,795
Inventory	6,549,228	-	6,549,228
Property and equipment	15,943,525	-	15,943,525
Expenditures for long-lived assets	4,285,521	-	4,285,521

As of June 30, 2008
Revenue	$8,698,474	$24,398,295	$33,096,769
Gross margin	16%	14%	15%
Receivable	5,590,960	16,876,256	22,467,216
Inventory	11,788,520	-	11,788,520
Property and equipment	18,501,965	-	18,501,965
Expenditures for long-lived assets	1,788,752	-	1,788,752

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 ─ SIGNIFICANT SUBSEQUENT EVENT

On July 1, 2008, the Board of Directors of the Company approved the application of Shenzhen Diguang Electronics Co., Ltd., “Shenzhen Diguang” thereafter for banking facilities of RMB40 million from Shenzhen Pingan Bank Co. Ltd. The banking facilities will be used for the purpose of expanding manufacture activities in the newly built plant in Dongguan Diguang S&T, as well as the second phase capital contribution of Yangzhou Dihao. On July 1, 2008, Shenzhen Diguang received a loan of RMB30 million from Shenzhen Pingan Bank.

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

Our Headquarter is in Shenzhen, China. We conduct our business principally through the operations of Shenzhen Diguang Electronics, based in Shenzhen along with its main backlight manufacturing operation in Dongguan, Guangdong Province, China, Dihao Co., Ltd., based in Yangzhou, thereafter “Dihao” and Wuhan Diguang Electronics Co., Ltd, based in Wuhan, thereafter “Wuhan.”. Shenzhen Diguang Electronics had approximately 2,500 full-time employees as of June 30, 2008,

Dihao is a 100% wholly owned subsidiary of North Diamond. We gained controlling interest of Dihao by acquiring 65% of North Diamond on January 3, 2007. As of June 30, 2008, Dihao has approximately 280 full-time employees.

Wuhan was established on March 13, 2007 and commenced its operation on July 1, 2007. Wuhan was established with the capacity to provide large inches of TFT-LCD which are mainly soled to its customers from Taiwan. Wuhan had approximately 230 employees as of June 30, 2008.

Dongguan Diguang Electronics Science and Technology Co. Ltd., “Dongguan Diguang S&T”, was established to be the production base of Shenzhen Diguang Electronics Co Ltd. It became a wholly owned subsidiary of Diguang Holdings since December 30, 2007 upon acquisition. As of June 30, 2008, Dongguan Diguang S&T has approximately 30 full-time employees.

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

Results of Operations

Comparison of Three Months Ended June 30, 2008 and 2007

Revenue

Net revenue was approximately $16.9 million for the three months ended June 30, 2008, an increase of $8.0 million, or 90%, compared with $8.9 million for the same period in the prior year. Of the $8.0 million increase, $4.0 million came from the sales of CCFL products at the Wuhan facilities which started operation on July 1, 2007, and $3.6 million in revenue was attributable to Shenzhen Diguang Electronics. The remaining increase of 0.3 million came from the sales of mid-size LED and CCFL products manufactured at the Yangzhou facility. The backlight products manufactured at the Wuhan facilities were delivered mainly to certain top TFT-LCD panel makers for the higher-priced 19” CCFL products. The increase in revenue generated by Shenzhen Diguang Electronics was due mainly to additional sales to new customers and revenue from the LCD module, “LCM”, assembly, which include the LCD panel that displays images and a backlight unit that supplies light to the LCD panel makers. Increased sales in Yangzhou were mainly due to an increase of sales from one of its major customers. The backlight products manufactured at Yangzhou facility were delivered mainly to Taiwanese customers located in the Eastern China region, particularly in Shanghai where certain famous international and domestic LCD module manufacturers reside.

Our total net revenue can be divided into international sales and domestic sales as follows:

	Three Months Ended June 30,
	2008	2007
International sales	12,927,000	7,194,000
Domestic sales	3,970,000	1,702,000
Total	16,897,000	8,896,000

Sales to international customers totaled $12.9 million for the three months ended June 30, 2008, an increase of $5.7 million, or 79%, compared with $7.2 million for the same period in the prior year. The increase in revenue was due primarily to the global demand for digital display products such as automobile TV, portable DVD, MP3 and MP4 and LCD product series, resulting in a surge in demand for the LED backlight and also the LCM assembly for both CCFL and LED backlights. Of the $5.7 million increase, approximately $4.0 million was mainly attributable to sales to Taiwanese customers generated at the Wuhan facilities, which was attributable to the mass production starting January 2008. The sales to major Korean customers increased to $3.4 million for the second quarter of 2008, an increase of $2.5 million, or 277%, compared with $901,000 for the same period of 2007. The increase in revenue generated from Korean customers was attributable mainly to the continued delivery of the mid size CCFL products to a giant customer. In the mean time, sales to Taiwanese customers by Shenzhen Diguang Electronics decreased by $1.1 million, due to transfer of product orders from certain customers to the Wuhan facilities.

Sales to domestic customers were $4.0 million for the second quarter of 2008, an increase of $2.3 million, or 135%, compared with $1.7 million for the same period in 2007. The increase in domestic sales was mainly attributable to the sale of the mid-size LED to a new customer amounting to $1.5 million in the second quarter this year in Shenzhen Diguang Electronics since its maiden sales in the first quarter this year.

We currently have three manufacturing facilities located in the East China region (Yangzhou), Central China region (Wuhan), and Southern China region (Dongguan). Especially, we have various capacities in the principal manufacturing facility located in Dongguan to serve the customers who are LCD TV and monitor manufacturers and LCD module assembly firms. Based on the three manufacturing facilities, we believe that we have strategically deployed our production capacity in China for our long term growth.

From the product mix aspect, our sales can be divided into four main categories: CCFL backlight, LED backlight, LCM and LED general lighting products as follows.

	Three Months Ended June 30,
	2008	2007
CCFL backlight	10,702,000	4,807,000
LED backlight	5,488,000	4,089,000
LCM	621,000	-
LED general lighting	87,000	-
Total	16,898,000	8,896,000

During the three months ended June 30, 2008, CCFL products accounted for 63% of our total sales revenue, compared with 54% for the same period in 2007. Sales of CCFL backlights totaled $10.7 million for the second quarter of 2008, an increase of $5.9 million, or 123%, compared with $4.8 million for 2007. The increase is mainly attributable to the sales generated at the Wuhan facilities delivering large size CCFL products amounting to $4.0 million in the second quarter of 2008 on an OEM basis to a giant customer. Moreover, sales generated from the Yangzhou facilities to Taiwanese customers and a significant Korean customer was another significant contributing factor.

Sales of LED backlight products totaled $5.5 million for the second quarter of 2008, an increase of $1.4 million, or 34%, compared with $4.1 million for the second quarter in 2007. The proportion of LED backlight products, primarily small to medium sizes of backlight, accounted for 32% for the second quarter of 2008, which is 13% lower than 46% in the second quarter of 2007 mainly due to the increase in large size CCFL manufactured in the Wuhan facilities. Comparing with small to medium size of backlight basis, LED products contributed to 43% and 51% for the second quarter for 2008 and 2007. The increase of sales of LED backlights is mainly due to the rise of LED products demanded by new and existing customers in the global market for more small inch LCD products. Mobile phones and electrical products require LED backlight; therefore, there is a significant increase in LED products ranging from 4” to 10.5” delivered to our customers. The shift to LED products is due to the acceptance of our low-cost solution on its application by our customers. The trend to shift the LED mid size backlights can increase our total revenue as the average selling price of LED products is higher than that of the CCFL backlights.

We expect our LED shipments will continue to grow and can be more sustainable as the transition from CCFL to LED backlights becomes more compelling due to its superior performance in contrast ratio, color gamut, localized dimming and low power consumption.

We have successfully penetrated into the LCM assembly following our integration strategy. The TFT-LCD glass substitute is supplied by our customers on an OEM basis to lessen our working capital funding and this quarter we have recorded $621,000 revenue for both CCFL and LED LCM to the LCD panel makers. This provides us a vast opportunity for downstream integration.

This quarter we are able to deliver maiden sales of LED general lighting products of $87,000 to Xiangfan Municipal Government in Hubei Province in China. This provides us the roadmap to explore the business in LED general lighting including the road light, scenic lighting, government departments, schools, hospitals and commercial buildings.

Cost of Sales

Since the basic materials for all backlight products are similar, we discuss cost of sales in the aggregate for all products. Cost of sales was $14.7 million for the second quarter of 2008, an increase of $7.0 million, or 93%, compared with $7.7 million for the second quarter in 2007. The increase in cost of sales was in line with the increase of 90% in total revenue for the second quarter.

Raw material cost was $11.9 million for the second quarter of 2008, an increase of $5.7 million, or 92%, compared with $6.2 million for the second quarter of 2007. The increase in raw materials cost for the second quarter of 2008 was mainly attributable to the increase of sales volume. Furthermore, we were unable to decrease the procurement cost in the same percentage as the reduction in the unit price pressured by market force as a general trend because the supplies of certain components were limited. Regarding the increase of raw material cost, the increase of large size CCFL product volume accounted for the majority in the increase of raw material cost as the materials used for CCFL products had a much higher cost tag attached than the cost of raw materials used for manufacturing other products. Raw material cost accounted for 70% of total revenue in the second quarter of 2008, compared with 70% in the second quarter of 2007. To decrease the working capital requirement in relation to purchasing raw materials used for large size of CCFL backlight, we processed the products for one of our key Taiwanese customers in Wuhan on an OEM basis. The OEM operation of Wuhan increased the percentage of raw material cost to total revenue since the main cost of sales in Wuhan is raw materials. To improve the Company’s overall gross profit, we tried very hard to develop new customers through tough negotiation in order for us to become one of their vendors.

Labor cost was $1.8 million for the second quarter of 2008, representing an increase of $664,000, or 60%, compared with $1.1 million for the same period of 2007. Compared with the 93% increase in cost of sales, the increase of 60% in labor cost was not significant. As a percentage of labor cost to revenue, labor cost accounted for 11% of total net revenue for the second quarter of 2008, compared with 13% of total net revenue for the same period in 2007. Decrease in proportion of labor cost to total revenue demonstrated our efforts to control labor cost through improving our productivity. In addition, the increase in the production of large inches of CCEL products did not require as much labor cost as producing the small and medium size of CCFL products.

Production overhead was $1.0 million for the three months ended June 30, 2008, an increase of $706,000, or 240%, compared with $294,000 for the second quarter of 2007 resulting from an increase in production volume and indirect overhead such as water and electricity expense, depreciation charges for new addition of machineries, repairs and maintenance expenses for new manufacturing facilities in Wuhan and Yangzhou. Production overhead accounted for 6% of total revenue in the second quarter of 2008, compared with 3% of total revenue for the same period in 2007.

Gross Margin

The overall gross margin for the second quarter in 2008 was 12.9%, a 0.8% decrease, compared with 13.7% gross margin for the same period in 2007. During the second quarter of 2008, we continued to suffer a price reduction pressure on similar products compared with the unit price we got in the second quarter of 2007. We were unable to transfer the price reduction pressure to our suppliers, which meant that we still paid the market price to procure our raw materials. The sales volume for 19” and 22” CCFL LCD increased dramatically in the second quarter of 2008, amounting to $4.0 million, for a giant Taiwanese customer on an OEM basis in order to lower our working capital requirement, which had an average gross margin of only 4.3%. Moreover, in order to move into the high-end products, the price of certain components contained in our customers’ specifications, particularly the mid size LED backlights, was comparatively higher than the price of the same type of components used in the low-end products. Hence, we may sacrifice a reduction of gross margin to secure the customers because we were unable to pass the entire burden to our customers in order to maintain our market share in this industry. To the extent we were able to purchase our raw materials at a lower price, which was consistent with the general trend of that particular product market, we did everything possible to take advantage of the lower prices, which mitigated the price pressure from our customers.

Regarding international sales, our gross margin was approximately 12% for the second quarter of 2008, a 1% increase, compared with 11% for the second quarter of 2007. Regarding domestic sales, our gross margin was approximately 15%, a 12% decrease, compared with 27% for the second quarter of 2007 due to the higher margin generated from the shift to mid-size LED backlight.

We expect the gross margin may decrease slightly during the next six months and we are trying hard to expand the volume of total sales to mitigate the impact of dropped gross margin.

Selling Expenses

Selling expenses were $375,000 for the second quarter of 2008, an increase of approximately $38,000, or 11%, compared with $337,000 for the second quarter of 2007. For the selling expenses, transportation expenses increased by $110,000, or 133%, which is in line with the surge in revenue by 90% in this quarter. The sample fees increased $33,000 and office expenses increased $41,000 compared with the same period in 2007. On the other hand, there was a decrease of $146,000 in commission expenses for the agents exploring markets due to the reversal of $100,000 overprovided expenses for prior years on an accumulative basis. Our commission expenditure presented a decreasing trend during the past several quarters; the major reason for this decrease is due to a sales decline to our one big Hong Kong customer and we can explore new customers through our marketing team. Also, we reduced the overall commission rate to our sales agents due to lower gross margin. As a percentage of total revenue, selling expenses were approximately 2.2% for the second quarter of 2008 and 3.8% for the same period in the prior year, respectively.

Research and Development Expenses

The net research and development expenses were $334,000 for the second quarter of 2008, a decrease of $60,000 or 15%, compared with $394,000 for the same period in 2007. The decrease was mainly attributable to the mould income of $101,000 from customers and the financial subsidy for the research fund of $71,000 for the second quarter ended June 30, 2008. On the other hand, there is an increase in payroll expense of $90,000 related to our engineers performing research and development functions. As a percentage of total sales revenue, research and development expenses were approximately 2.0% and 4.4% for the three months ended June 30, 2008 and 2007, respectively.

General and Administrative Expenses

General and administrative expenses were $1.1 million for the second quarter of 2008, a decrease of $190,000, or 15%, compared with $1.3 million for the same period in 2007. The major components of general and administrative expenses include payroll, share-based compensation, water and electricity fee, rental fee and professional service etc. Share-based compensation for the second quarter of 2008 was $146,000, a decrease of $12,000, or 7.6%, compared to $158,000 for the second quarter of 2007. A decrease of $91,000 in rental fee is mainly due to Shenzhen Diguang Electronics not incurring any rental expenses from 2008 onwards. Also, the commencement expenses in connection with the Wuhan office in the second quarter of 2007 amounted to $103,000 and no such expenses incurred this quarter. As a percentage of total sales revenue, general and administrative expenses represented 6.6% and 14.6% for the three months ended June 30, 2008 and 2007, respectively. Excluding the stock compensation expense, the remaining general and administrative expense for the three months ended June 30, 2008 and 2007 represented 5.7% and 12.9% of total revenue, respectively.

Interest Expense

The net interest expenses was $64,000 for the quarter ended June 30, 2008, representing an increase of $166,000, compared with an interest income of $102,000 in the same quarter in 2007. We had no third party interest-bearing debt outstanding during both quarters ended June 30, 2008 and 2007, respectively. Among the increase of net interest expenses in the second quarter of 2008, there is an interest of $33,000 accrued for outstanding consideration for acquisition of 100% interest in Dongguan S&T. Interest expense accrued for a related party company loan in Dongguan S&T for the second quarter of 2007 was capitalized, but the interest expense $22,000 was expensed in the second quarter of 2008. No interest income was recognized during the second quarter of 2008, compared with an interest income of $67,000 from short-term deposit in the same period of prior year. The L/C factoring expenses amounted to $44,000 for Wuhan Diguang during the second quarter of 2008 and there were no such expenses in 2007. Net Interest expenses (income) for the periods ended June 30, 2008 and 2007 represented 0.38% and( 1.14% )of total sales revenue, respectively.

Income Tax Provision

Income tax income for the quarter ended June 30, 2008 was approximately $8,000 compared with $19,000 provision for the same period in 2007. The decrease in income tax provision was attributable mainly to income tax provided in Shenzhen Diguang Electronics. $34,000 of income tax expense was reversed in Shenzhen Diguang Electronics during the second quarter of 2008 due to the taxable loss occurred. But during the same period of prior year, $19,000 of income tax expenses was provided in Shenzhen Diguang Electronics. Income tax expense provided in Yanzhou Dihao and Dongguan S&T during the second quarter of 2008 amounted to $26,000 for the taxable profit recognized. As a percentage of net revenue, income tax (income)/provision amounted to (0.05%) and 0.22% for the three months ended June 30, 2008 and 2007, respectively.

Net Income

Net income was $135,000 for the three months ended June 30, 2008, compared with a net loss of $661,000 for the three months ended June 30, 2007, representing an increase of approximately $796,000 in net income. Minority interest portion of net income generated at North Diamond was $60,000 and $110,000 for the second quarter of 2008 and 2007, respectively, representing 31% of net income for the second quarter of 2008 and 20% of net loss for the first quarter of 2007. The increase in net income was mainly due to the increase in gross profit brought by increased revenue and decrease in research and development expenses and general and administrative expenses, offset by the increase in selling expense and net interest expenses. As a percentage of total revenue, net income for the three months ended June 30, 2008 accounted for 0.8% whereas net loss for the second quarter of 2007 accounted for (7.4%), representing an increase of 8.2%.

Earnings per Share

The basic earnings per share were $0.01 for the second quarter of 2008, compared with basic loss per share of $0.03 for the second quarter of 2007. Increase in basic earnings was due to increase in net income.

Comparison of Six Months Ended June 30, 2008 and 2007

Revenue

Net revenue was approximately $33.0 million for the six months ended June 30, 2008, an increase of $17.3 million, or 110%, compared with $15.7 million for the same period in the prior year. Of the $17.3 million increase, $7.8 million came from the sales of CCFL products at the Wuhan facilities which started operation on July 1, 2007, and $7.0 million in revenue was attributable to Shenzhen Diguang Electronics. The remaining increase of $2.5 million came from the sales of both mid-size LED and CCFL products manufactured at the Yangzhou facility. The backlight products manufactured at the Wuhan facilities were delivered mainly to certain top TFT-LCD panel makers for the higher-priced 19” CCFL products. The increase in revenue generated by Shenzhen Diguang Electronics was due mainly to additional sales to new customers and the LCD module, “LCM”, assembly including the LCD panel that displays images and a backlight unit that supplies light to the LCD panel makers. Increased sales in Yangzhou were mainly due to an increase of sales from one of its major customers. The backlight products manufactured at the Yangzhou facility were delivered mainly to Taiwanese customers located in the Eastern China region, particularly in Shanghai where certain famous international and domestic LCD module manufacturers reside.

Our total net revenue can be divided into international sales and domestic sales as follows:

	Six Months Ended June 30,
	2008	2007
International sales	24,398,000	12,545,000
Domestic sales	8,699,000	3,114,000
Total	33,097,000	15,659,000

Sales to international customers totaled $24.4 million for the six months ended June 30, 2008, an increase of $11.9 million, or 95%, compared with $12.5 million for the first half year in the prior year. The increase in revenue was due primarily to the global demand for digital display products such as automobile TV, portable DVD, MP3 and MP4 and LCD product series, resulting in a surge in demand for the LED backlight and also the LCM assembly for both CCFL and LED backlights. Of the $11.9 million increase, approximately $10.1 million was mainly attributable to sales to Taiwanese customers generated at the Wuhan and Yangzhou facilities, and a $1.7 million decrease in sales to Taiwanese customers by Shenzhen Diguang Electronics. The increase in sales generated by the Yangzhou facility was due to the increase in orders placed by one big customer along with its business expansion and the increase in sales generated by the Wuhan facilities was attributable to the mass production starting January 2008. The sales to major Korean customers increased to $5.9 million for the first half year of 2008, an increase of $4.1 million, or 228%, compared with $1.8 million for the same period of 2007. The increase in revenue generated from Korean customers was attributable mainly to the continued delivery of the mid size CCFL products to a giant customers.

Sales to domestic customers were $8.7 million for the first half year of 2008, an increase of $5.6 million, or 181%, compared with $3.1 million for the same period in 2007. The increase in domestic sales was mainly attributable to the sale of the mid-size LED to a new customer amounting $4.4 million in the first half year in 2008 in Shenzhen Diguang Electronics since its maiden sales in the first quarter this year.

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

From the product mix aspect, our sales can be divided into four main categories: CCFL backlight, LED backlight, LCM and LED general lighting products as follows.

	Six Months Ended June 30,
	2008	2007
CCFL backlight	19,013,000	8,720,000
LED backlight	13,376,000	6,939,000
LCM	621,000	-
LED general lighting	87,000	-
Total	33,097,000	15,659,000

During the six months ended June 30, 2008, CCFL products accounted for 57% of our total sales revenue, compared with 56% for the same period in 2007. Sales of CCFL backlights totaled $19.0 million for the first half year of 2008, an increase of $10.3 million, or 118%, compared with $8.7 million for 2007. The increase is mainly attributable to the sales generated at the Wuhan facilities delivering large size CCFL products amounting to $7.8 million in the first half year of 2008 on an OEM basis to a giant customer. Moreover, sales generated from the Yangzhou facilities to Taiwanese customers and a significant Korean customer was another significant contributing factor.

Sales of LED backlight products totaled $13.4 million for the first half of 2008, an increase of $6.5 million, or 94%, compared with $6.9 million for the first half year in 2007. The proportion of LED products, primarily small to medium sizes of backlight, accounted for 40% for the first half year of 2008, which is 4% lower than 44% in the same period of 2007 mainly due to the increase in large size CCFL manufactured in the Wuhan facilities. Comparing with small to medium size of backlight basis, LED products contributed to 60% and 53% for the first half year for 2008 and 2007 respectively. The increase in sales of LED products is mainly due to the rise of LED products demanded by new and existing customers in the global market for more small inch LCD products. Mobile phones and electrical products require LED backlight; therefore, there is a significant increase in LED products ranging from 4” to 10.5” delivered to our customers. The shift to LED products is due to the acceptance of our low-cost solution on its application by our customers. The trend to shift the LED mid size backlights can increase our revenue as the average selling price is higher than that of the CCFL backlights. Yangzhou Dihao has delivered LED products to the customers amounting to $2.4 million, which accounts for 45% of total sales in Yangzhou, whereas it only delivered CCFL products in the first half year of 2007.

We expect our LED shipments will continue to grow and can be more sustainable as the transition from CCFL to LED backlights becomes more compelling due to its superior performance in contrast ratio, color gamut, localized dimming and low power consumption.

We have successfully penetrated into the LCM assembly following our integration strategy. The TFT-LCD glass substitute is supplied by our customers on an OEM basis to lessen our working capital funding and we have recorded $621,000 revenue for both CCFL and LED LCM to the LCD panel makers for the first half year of 2008. This provides us the vast opportunity for downstream integration.

From the second quarter ended June 30ô2008 onwardsô we are able to deliver maiden sales of LED lighting of $87,000 to Xiangfan Municipal Government in Hubei Province in China. This provides us the roadmap to explore the business in LED general lighting including the road light, scenic lighting, government departments, schools, hospitals and commercial buildings.

Cost of Sales

Since the basic materials for all backlight products are similar, we discuss cost of sales in the aggregate for all products. Cost of sales was $28.3 million for the first half year of 2008, an increase of $15.3 million, or 118%, compared with $13.0 million for the first half year of 2007. The increase in cost of sales was in line with the increase of 111% in total revenue for the second quarter.

Raw material cost was $23.1 million for the first half year of 2008, an increase of $12.7 million, or 122%, compared with $10.4 million for the s first half year of 2007. The increase in raw materials cost for the first half year of 2008 was mainly attributable to the increase of sales volume. Furthermore, we were unable to decrease the procurement cost in the same percentage as the reduction in the unit price pressured by market force as a general trend because the supplies of certain components were limited. Regarding the increase of raw material cost, the increase of large size CCFL product volume accounted for the majority in the increase of raw material cost as the materials used for CCFL products had a much higher cost tag attached than the cost of raw materials used for manufacturing other products. As a result, raw material cost accounted for 70% of total revenue in the first half year of 2008, compared with 67% in the first half year of 2007. The increased percentage is mainly due to the extent of decreases in raw materials cost was lower than the extent of decreases in unit price for finished goods. To decrease the working capital requirement in relation to purchasing raw materials used for large size CCFL backlight, we processed the products for one of our key Taiwanese customers in Wuhan on an OEM basis. The OEM operation of Wuhan increased the percentage of raw material cost to total revenue since the main cost of sales in Wuhan is raw materials. To improve the Company’s overall gross profit, we tried very hard to develop new customers through tough negotiation in order for us to become one of their vendors.

Labor cost was $3.3 million for the first half year of 2008, representing an increase of $1.2 million, or 57%, compared with $2.1 million for the same period of 2007. Compared with the 118% increase in cost of sales, the increase of 57% in labor cost was not significant. As a percentage of labor cost to revenue, labor cost accounted for 10% of total net revenue for the first half year of 2008, compared with 14% of total net revenue for the same period in 2007. Decrease in proportion of labor cost to total revenue demonstrated our efforts to control labor cost through improving our productivity. In addition, the increase in the production of large inches of CCEL products did not require as much labor cost as producing the small and medium size of CCFL products.

Production overhead was $1.9 million for the first half year ended June 30, 2008, an increase of $1.4 million, or 319%, compared with the same level of $439,000 for the same period of 2007 resulting from an increase in production volume and indirect overhead such as water and electricity expense, depreciation charges for new addition of machineries, repairs and maintenance expenses for new manufacturing facilities in Wuhan and Yangzhou. Production overhead accounted for 5% of total revenue in the first half year of 2008, compared with 3% of total revenue for the same period in 2007.

Gross Margin

The overall gross margin for the first half year in 2008 was 14.6%, a 2.4% decrease, compared with 17.0% gross margin for the same period in 2007. During the first half year of 2008, we continued to suffer a price reduction pressure on similar products compared with the unit price we got in the second quarter of 2007. We were unable to transfer the price reduction pressure to our suppliers, which meant that we still paid the market price to procure our raw materials. The sales volume for 19” and 22” CCFL LCD increased dramatically in the first half year of 2008, amounting to $7.8 million, for a giant Taiwanese customer on an OEM basis in order to lower our working capital requirement, which had an average gross margin of only 5.9% for the current year。 Moreover, in order to move into the high-end products, the price of certain components contained in our customers’ specifications, particularly the mid size LED backlights, was comparatively higher than the price of the same type of components used in the low-end products. Hence, we may sacrifice a reduction of gross margin to secure the customers because we were unable to pass the entire burden to our customers in order to maintain our market share in this industry. To the extent we were able to purchase our raw materials at a lower price, which was consistent with the general trend of that particular product market, we did everything possible to take advantage of the lower prices, which mitigated the price pressure from our customers.

Regarding international sales, our gross margin was approximately 14% for the first half year of 2008, a 4.2% decrease, compared with 18.2% for the second quarter of 2007. Regarding domestic sales, our gross margin was approximately 16%, a 4% increase, compared with 12% for the first half year of 2007ò

We expect the gross margin may decrease slightly during the next six months and we are trying hard to expand the volume of total sales to mitigate the impact of dropped gross margin.

Selling Expenses

Selling expenses were $783,000 for the first half year of 2008, a decrease of approximately $180,000, or 19%, compared with $963,000 for the second quarter of 2007. For the selling expenses, there was a decrease of $373,000 in commission expenses for the agents exploring markets due to the reversal of $100,000 overprovided expenses for prior years on an accumulative basis. Our commission expenditure presented a decreasing trend during the past several quarters; the major reason for this decrease is due to a sales decline to our one big Hong Kong customer and we can explore new customers through our marketing team. Also, we reduced the overall commission rate to our sales agents due to lower gross margin. On the other hand, transportation expenses increased by $42,000 or 18% and the marketing expenses increased by $88,000 or 106% and the salaries increased by $63,000 or 29% for business expansion. As a percentage of total revenue, selling expenses were approximately 2.3% for the first half year of 2008 and 6.2% for the same period in the prior year, respectively.

Research and Development Expenses

The net research and development expenses were $652,000 for the first half year of 2008, an increase of $94,000 or 17%, compared with $558,000 for the same period in 2007. During the first half year of 2008, there was increase in payroll expense of $101,000 related to our engineers performing research and development functions and the increase of $80,000 in materials and mould charges for development of new products. On the other hand, we had received the mould income of $101,000 from customers and the financial subsidy for the research fund of $71,000 for the first half year ended June 30, 2008. As a percentage of total sales revenue, research and development expenses were approximately 2.0% and 3.6% for the half year ended June 30, 2008 and 2007, respectively.

General and Administrative Expenses

General and administrative expenses were $2.5 million for the first half year of 2008, a decrease of $566,000, or 18%, compared with $3.1 million for the same period in 2007. The major components of general and administrative expenses include payroll, share-based compensation, water and electricity fee, rental fee and professional service etc. Share-based compensation for the first half year of 2008 was $283,000, a decrease of $502,000, or 64%, compared to $785,000 for the first half of 2007 following certain employees entitling the employee option scheme had already terminated the employment. A decrease of $133,000 in rental fee is mainly due to Shenzhen Diguang Electronics not incurring any rental expenses from 2008 onwards since the Company has acquired an office building in 2007 and the previous office rental contract terminated. Also, the commencement expenses in connection with the Wuhan office in the first half year of 2007 amounted to $103,000 and no such expenses incurred this quarter. Payroll expense was $982,000 in the first half year of 2008, a slight increase of $119,000, or 14%, compared with $863,000 for the same period in 2007. The remaining increase of $53,000 related to the business expenses due to the business expansion. As a percentage of total sales revenue, general and administrative expenses represented 7.0% and 20% for the half year ended June 30, 2008 and 2007, respectively. Excluding the stock compensation expense, the remaining general and administrative expense for the half year ended June 30, 2008 and 2007 represented 6.6% and 14.9% of total revenue, respectively.

Interest Expense

The net interest expenses was $122,000 for the first half year ended June 30, 2008, representing an increase of $213,000, compared with an interest income of $91,000 in the same period in 2007. We had no third party interest-bearing debt outstanding during both quarters ended June 30, 2008 and 2007, respectively. Among the increase of net interest expenses in the first half year of 2008, there is an interest of $74,000 accrued for outstanding consideration for acquisition of 100% interest in Dongguan S&T. Interest expense accrued for a related party company loan in Dongguan S&T for the first half year of 2007 was capitalized, but the interest expense $42,000 was expensed in the same period of 2008. No interest income was recognized during the six months ended June 30, 2008, compared with an interest income of $78,000 from short-term deposit in the same period of prior year. The L/C factoring expenses amounted to $44,000 for Wuhan Diguang during the first half year of 2008 and there were no such expenses in 2007. Net Interest expenses(income) for the six months ended June 30, 2008 and 2007 represented 0.37% and (0.58%) of total sales revenue, respectively.

Income Tax Provision

Income tax provision for the half year ended June 30, 2008 was approximately $125,000, an increase of $106,000 or 558%, compared with $19,000 provision for the same period in 2007. The increase in income tax provision was attributable to an increase of taxable income at Shenzhen Diguang Electronics and Yangzhou. The taxable profit at Shenzhen Diguang Electronics was $314,000 for the first half year of 2008, compared with a taxable loss of $595,000 for the first half year in 2007, considering the fact that the applicable tax rate for Shenzhen Diguang Electronics was 18% for 2008 and 15% for 2007, respectively. The taxable income in Yangzhou facility was $621,000 for the first half year of 2008 and the income tax rate was 12.5% in 2008, the taxable profit of $390,000 in the same period of 2007 and no income tax was accrued due to Yangzhou in exemption period in 2007. As a percentage of net revenue, income tax provision was 0.38% and 0.12% for the half year ended June 30, 2008 and 2007, respectively.

Net Income

Net income was $304,000 for the half year ended June 30, 2008, compared with a net loss of $1.7 million for the half year ended June 30, 2007, representing an increase of approximately $2.0 million in net income. Minority interest portion of net income generated at North Diamond was $190,000 and $136,000 for the first half year of 2008 and 2007, respectively, representing 38% of net income for the first half year of 2008 and 9% of net loss for the first half year of 2007. The increase in net income was mainly due to the increase in gross profit brought by increased revenue and decrease in selling expense and general and administrative expenses, offset by the increase in research and development costs and net interest expenses. As a percentage of total revenue, net income for the six months ended June 30, 2008 accounted for 0.9% whereas net loss for the same period of 2007 accounted for 10.9%, representing an increase of 11.8%.

Earnings per Share

The basic earnings per share were $0.01 for the first half year of 2008, compared with basic loss per share of $0.08 for the same period of 2007. Increase in basic earnings was due to increase in net income.

Liquidity and Capital Resources

As of June 30, 2008, we had total assets of $64.3 million, of which cash amounted to $7.6 million, accounts receivable amounted to $21.8 million and inventories amounted to $11.8 million. Our working capital was approximately $13.0 million and our equity was $29.6 million compared with working capital of $11.8 million and equity of $27.3 million on December 31, 2007. Our quick ratios were approximately 1.04:1 compared with 1.16:1 at December 31, 2007.

As of June 30, 2008, our cash position had a net decrease of $8.6 million as compared with cash position of $16.3 million at December 31, 2007.

Net cash used in operating activities was $6.3 million for the half year ended June 30, 2008, an increase of $3.4 million or 117%, compared to the net cash used in the operating activities of $2.9 million for the same period of the prior year.

Non-cash items added approximately $6.6 million back to cash inflow from operating activities for the half year ended June 30, 2008, compared with total non-cash items of $1.2 million for the same period of the prior year. Of the non-cash items for the half year ended June 30, 2008, approximately $283,000 was the share-based compensation, $502,000 lower than $785,000 for the same period of the prior year. Depreciation was $965,000 for the half year ended June 30, 2008, $462,000 higher than $503,000 for the prior period, primarily due to the addition of office building, equipment and machinery for our new product lines, such as backlights for computer monitors, during the current reporting period. Minority interest was $190,000 for the half year ended June 30, 2008, $54,000 higher than $136,000 for the prior year, due to the 65% interest of North Diamond.

The impact of the changes in operating assets and liabilities on cash flow was explained as follows. The accounts receivable during the first half year was increased by approximately $8.7 million, comparing with a $4.6 million increase in accounts receivable for the first half year of 2007. Inventory level increased by $4.1 million during the first half year, compared to a $2.1 million increase in inventory for the same period of the prior year. Deposits, prepayment and other receivables increased by $897,000 during the current period, compared with the $893,000 decrease for the first half year of 2007. VAT recoverable decreased by $315,000 during the current period compared with $153,000 decrease for the first half year of 2007.

Accounts payable increased by $6.4 million for the first half year ended June 30, 2008, compared with a $2.6 million increase in the first half year of 2007. Advances from customers increased by $94,000 during the current reporting period, compared with a $320,000 increase for the first half year of 2007. In addition, tax payable increased by $23,000 for the current reporting period, compared with an increase of $19,000 for the same period of the prior year. Accruals and other payables decreased by $1.1 million, compared to a $360,000 increase for the first half year of 2007. The following summarized the impact of changes in operating assets and liabilities on cash flow between quarters ended June 30, 2008 and June 30, 2007:

●	$4,100,000 from Accounts receivable (negative impact)

●	$1,992,000 from inventory(negative impact)

●	$1,572,000 from deposits, prepayment and other receivable (negative impact)

●	$162,000 from VAT recoverable (positive impact)

●	$3,799,000 from accounts payable (positive impact)

●	$1,485,000 from accruals and other payable (negative impact)

●	$226,000 from advance from customers (negative impact)

●	$4,000 from taxes payable (positive impact)

The total impact from above non-cash items and changes in operating assets and liabilities was approximately $5.4 million (negative impact).

Net cash used in investing activities amounted to $3.3 million for the first half year ended June 30, 2008, a decrease of $3.0 million or 47%, compared to the $6.3 million cash used in investing activities during the first half year of 2007. For the half year ended June 30, 2008, we invested $1.8 million into plant, property and equipment, a decrease of $2.5 million or 58%, compared with $4.3 million for the first half year of 2007. For the first half year of 2008, we purchased $1.5 million marketable securities. And for the same period of 2007, we acquired 65% interest of North Diamond by paying cash amounting to $1.98 million.

Net cash used in financing activities amounted to $ 494,000 for the first half year ended June 30, 2008, compared with the $67,000 cash provided by financing activities during the first half year of 2007. We have repurchased common stock by paying $138,000 for the first half year ended June 30, 2008. During the six month period ended June 30, 2008, we have paid $1.1 million to the related parties, $550,000 was the installment payment for the consideration of acquisition of Dongguan S & T and the other $550,000 was repayment of shareholders’ loan originally borrowed for financing the construction of the manufacturing facilities in Dongguan S&T. In addition, we have received the capital contribution of $738,000 in North Diamond from the minority shareholders in the second quarter of 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - None

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

As of June 30, 2008, the Company’s management including the CEO and CFO concluded that there have been no material changes to the control and procedures previously discussed in Part II, Item 9A of the Company's Form 10-K for the year ended December 31, 2007. The Company’s management including the CEO and CFO concluded that as of December 31, 2007 the Company's disclosure controls and procedures were not effective because of the material weaknesses described under “Management's Annual Report on Internal Control over Financial Reporting.”

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

The Company’s management including CEO and CFO concluded that there have been no material changes to the internal control condition previously discussed in Part II, Item 9A of the Company’s Form 10-K for the year ended December 31, 2007 other than the fact that the Company is in the process of taking the steps necessary for remediation of the material weaknesses identified in previously filed 10-K, and will continue to monitor the effectiveness of these steps. We did not carry out appropriate testing procedures during the second quarter in 2008 and therefore we are not able to evaluate the effectiveness of the changes made to the internal control at this time.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings - None

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors previously discussed in Part II, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None.

Stock Repurchase Program

On March 26, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $5,000,000 of Company common stock from the public market or in private purchases. The terms of the repurchase program permitted the Company to repurchase shares within twelve months and to repurchase shares at a pace at the discretion of management. Share repurchased under this program during the three months ended June 30, 2008 were 93,050 shares with an average price of US$0.99 per share.   As of June 30, 2008, the shares repurchased were held under the name of a security firm and presented at line of treasury stock at cost on the balance sheet at June 30, 2008. The table of the repurchase of shares during three months ended June 30, 2008 is as follows:

Shares Repurchased

April	28,050
May	33,500
June	31,500

93,050

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD

Dated: August 14, 2008	By:	/s/ Yi Song
Yi Song
Chairman and Chief Executive Officer

Dated: August 14, 2008	By:	/s/ Keith Hor
Keith Hor
Chief Financial Officer