Form 10-Q
period 2008-09-30
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2008-11-14
CIK 1158722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Yes ☐ No ☒

As of September 30, 2008, the Company had 22,077,600 shares of common stock issued and outstanding.

Diguang International Development Co., Ltd.
Form 10-Q
For the Quarter Ended September 30, 2008

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,	September 30,
ASSETS	2007	2008
Current assets:		(Unaudited)

Cash and cash equivalents	$16,250,727	$11,370,203
Short term deposits	-	44,183
Accounts receivable, net of allowance for doubtful accounts $680,784 and $706,253	12,713,705	17,906,767
Inventories, net of provision $841,518 and $959,953	7,499,768	9,587,866
Other receivables, net of provision $102,574 and $110,198	389,764	316,128
VAT recoverable	407,376	-
Advances to suppliers	904,203	2,152,244
Deferred tax assets	86,572	86,572
Amounts due from related parties	-	109,021
Total current assets	38,252,115	41,572,984

Investments, net of impairment $622,194 and $622,194	877,806	877,806
Property and equipment, net	17,449,871	18,639,295
Construction in progress	-	3,782

Total assets	$56,579,792	$61,093,867
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loans	$-	$4,418,327
Accounts payable	18,855,416	18,851,621
Advances from customers	464,281	723,253
Accruals and other payables	3,358,199	1,998,911
Accrued payroll and related expense	795,690	660,423
Income taxes payable	428,217	429,455
Amounts due to related parties	1,465,790	817,148
Amounts due to stockholders	1,100,000	1,681,185
Total current liabilities	26,467,593	29,580,323

Research funding advanced	245,730	320,329
Amounts due to stockholders	1,100,000	-
Total non-current liabilities	1,345,730	320,329
Total liabilities	27,813,323	29,900,652

Minority interest	1,475,361	2,609,934
Stockholders’ equity:
Common stock, par value $0.001 per share, 50 million shares authorized, 22,593,000 shares and 22,593,000 issued, 22,340,700 shares and 22,077,600 outstanding	22,593	22,593
Additional paid-in capital	20,028,955	20,456,333
Treasury stock at cost	(429,295)	(672,165)
Appropriated earnings	1,949,839	2,047,477
Retained earnings	3,127,110	2,031,437
Translation adjustment	2,591,906	4,697,606
Total stockholders’ equity	27,291,108	28,583,281

Total liabilities and stockholders' equity	$56,579,792	$61,093,867

See accompanying notes to consolidated financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME(LOSS)
(In US Dollars)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Revenue, net	$31,378,156	$46,696,057	$15,719,648	$13,599,288
Cost of sales	25,686,539	40,994,317	12,684,237	12,718,211

Gross profit	5,691,617	5,701,740	3,035,411	881,077

Selling expenses	1,620,372	1,264,818	657,631	481,837
Research and development costs	945,399	978,377	387,052	326,774
General and administrative expenses	4,422,405	3,766,713	1,307,763	1,305,495

Income (loss) from operation	(1,296,559)	(308,168)	682,965	(1,233,029)

Interest income (expense), net	178,015	(170,604)	87,012	(48,150)
Investment income (loss)	33,115	66,052	(53,935)	36,873
Other income (expense)	432,827	(189,730)	185,459	23,619

Income (loss) before income taxes	(652,602)	(602,450)	901,501	(1,220,687)

Income tax provision	50,668	125,653	31,219	885

Net income (loss) before minority interest	(703,270)	(728,103)	870,282	(1,221,572)

Minority interests	217,614	269,932	81,247	79,981

Net income (loss) to common shareholders	$(920,884)	$(998,035)	$789,035	$(1,301,553)

Weighted average common shares outstanding - basic	22,590,794	22,245,762	22,586,407	22,137,326

Earnings (Loss) per share - basic	$(0.04)	$(0.04)	$0.03	$(0.06)

Weighted average common shares outstanding - diluted	22,590,794	22,245,762	22,586,407	22,137,326

Earning (Loss) per share - diluted	$(0.04)	$(0.04)	$0.03	$(0.06)

Other comprehensive income:
Net income (loss)	(920,884)	(998,035)	789,035	(1,301,553)
Translation adjustment	1,335,044	2,105,700	847,845	246,327

Other comprehensive income (loss)	$414,160	$1,107,665	$1,636,880	$(1,055,226)

See accompanying notes to consolidated financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In US Dollars)

	Nine Months Ended September 30,
	2007	2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(920,884)	$(998,035)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	217,614	269,932
Depreciation	803,749	1,417,240
Inventory provision	-	55,884
Share-based compensation	785,020	427,378
Changes in operating assets and liabilities:
Accounts receivable	(10,116,018)	(4,963,204)
Inventory	(3,014,300)	(2,045,807)
Other receivables	(297,567)	69,051
VAT recoverable	170,084	403,225
Prepayments and other assets	853,168	(443,110)
Accounts payable	7,948,546	209,445
Accruals and other payable	1,331,582	(1,411,569)
Advance from customers	89,523	244,442
Taxes payable	45,649	3,355

Net cash provided by (used in) operating activities	(2,103,834)	(6,761,773)

Cash flows from investing activities:
Purchase of fixed assets	(5,654,178)	(3,336,543)
Disposal (purchase) of marketable securities	-	(41,126)
Cash paid for an acquisition transaction	(1,977,864)	-
Due from related parties	-	(101,478)

Net cash used in investing activities	(7,632,042)	(3,479,147)

Cash flows from financing activities:
Stock repurchase	(340,000)	(242,870)
Due to related parties	106,013	(1,108,264)
Proceeds from a short-term bank loan	-	4,292,521
Research funding advanced	-	72,995
Investment received from Minority Interest	-	737,500

Net cash provided by (used in) financing activities	(233,987)	3,751,882

Effect of changes in foreign exchange rates	1,384,990	1,608,514

Net increase (decrease) in cash and cash equivalents	(8,584,873)	(4,880,524)

Cash and cash equivalents, beginning of the period	20,550,032	16,250,727

Cash and cash equivalents, end of the period	$11,965,159	11,370,203

See accompanying notes to consolidated financial statements.

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

•	Shenzhen Diguang Electronics Co., Ltd., a China based entity owning 100% interest;
•	Well Planner Limited, a Hong Kong based entity owning 100% interest;
•	Diguang Science and Technology (HK) Limited, a British Virgin Islands based entity owning 100% interest;
•	Wuhan Diguang Electronics Co., Ltd., a China based entity established on March 13, 2007 owning 100% interest
•	North Diamond Limited, a British Virgin Islands based entity owning 65% interest acquired on January 3, 2007; and
•	Dongguan Diguang Electronic Science and Technology Co., Ltd, a China based entity owning 100% interest acquired on December 30, 2007.

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

The above two acquisitions in 2007 were accounted for assets exchanges between the entities under common control in accordance with the Appendix D of the SFAS No. 141 as the owners of 65% interest in North Diamonds and 100% interest in Dongguan Diguang Electronic Science and Technology Co., Ltd., “Dongguan Diguang S&T” thereafter, which also own more than 50% interest of the Company. Accordingly, the consolidated financial statements for the nine months ended September 30, 2007 were respectively restated to include the financial position and operating results of Dongguan Diguang S&T for the first nine months of 2007.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for the complete consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for fair presentation have been included. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 ─ RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was originally effective beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2. FSP FAS 157-2 defers the effective date of FAS 157 until January 1, 2009 for non-financial assets and non-financial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis.

The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. The fair value of long-term investment will be determined at the year end. There was no impact for the partial adoption of SFAS No. 157 on our consolidated financial statements. We do not expect the application of SFAS No. 157 to our non-financial assets and liabilities to have any material effect on our consolidated financial statements.

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

NOTE 3 ─ ACCOUNTS RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

During the normal course of business, the Company extends unsecured credit to its customers. Typically credit terms require payment to be made within 90 days of the invoice date. The Company does not require collateral from its customers. The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2007 and September 30, 2008 were adequate, respectively. However, actual write-off might exceed the recorded allowance.

The following table presents allowance activities in accounts receivable.

	December 31,	September 30,
	2007	2008
		(Unaudited)

Beginning balance	$751,145	$680,784
Additions charged to expense	501,684	-
Translation changes	-	25,469
Recovery	-	-
Write-off	(572,045)	-

Ending balance	$680,784	$706,253

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 ─ INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2007	2008
		(Unaudited)

Raw materials	$3,631,197	$4,552,551
Work in progress	1,603,662	1,264,636
Finished goods	1,802,523	2,610,298
Consignment goods	1,303,904	2,120,334

	8,341,286	10,547,819
Provision	(841,518)	(959,953)

Inventories, net	$7,499,768	$9,587,866

NOTE 5 ─ PROPERTY AND EQUIPMENT

A summary of property and equipment at cost is as follows:

	December 31,	September 30,
	2007	2008
		(Unaudited)

Land usage rights	$2,993,885	$3,216,424
Plant and office buildings	10,505,835	11,776,608
Machinery	4,090,772	4,899,361
Office equipment	937,505	1,095,452
Vehicles	277,925	322,473
Software	111,260	141,622
Leasehold improvement	1,322,537	1,484,374

	20,239,719	22,936,314
Accumulated depreciation	(2,789,848)	(4,297,019)

	$17,449,871	$18,639,295

The depreciation and amortization for the nine-month periods ended September 30, 2007 and 2008 were $803,749 and $1, 417,240, respectively.

NOTE 6 ─ RELATED PARTY TRANSACTIONS

Related Party Relationships

Name of Related Parties	Relationship with the Company

Mr. Yi Song	One of the shareholders of the Company
Mr. Hong Song	One of the shareholders of the Company
Shenzhen Diguang Engine & Equipment Co., Ltd., a China based entity	80% owned by Mr. Yi Song and 20% owned by Mr. Hong Song
Sino Olympics Industrial Limited	The representative of Song brothers

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 ─ RELATED PARTY TRANSACTIONS (Continued)

After acquiring 100% interest in Dongguan Diguang S&T, the Company assumed the loan of RMB10 million borrowed by Dongguan Diguang S&T from Shenzhen Diguang Engine and Equipment on October 20, 2006. RMB5.0 million of the principal was repaid during the nine months ended September 30, 2008 and on September 30, 2008, the outstanding loan balance was RMB5,548,356, equivalent of $817,148, and the cumulative interest for the aforementioned loan was RMB548,356, equivalent of $78,461. The accrued interest will be paid together with the repayment of principal when the loan matures. The loan will mature on November 30, 2008.

The purchase price of Dongguan Diguang S&T was $4.2 million, of which $2 million was paid in 2007. The remaining $2.2 million presenting on the balance sheet as amount due to stockholders will be repaid through four installment payments on June 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively. $550,000 was paid at June 30, 2008. The accrued interest on the outstanding purchase consideration payable for the nine months ended September 30, 2008 was $105,435.

In September 2008, Shenzhen Diguang Electronics Co., Ltd., “Shenzhen Diguang” thereafter, paid capital gain tax of RMB740,245, equivalent of $109,021, to the local government in Shenzhen for capital gains earned by Sino Olympics Industrial Limited in the process of the abovementioned transaction of Dongguan Diguang S&T. The payment was made on behalf of Sino Olympics Industrial Limited.

NOTE 7 ─ LOANS

On July 1, 2008, the Board of Directors of the Company approved Shenzhen Diguang to apply for the banking facilities of RMB40 million from Shenzhen Pingan Bank Co. Ltd. The banking facilities will be used for the purpose of expanding manufacture activities in the newly built plant in Dongguan Diguang S&T, as well as the second phase capital contribution of Yangzhou Dihao (Please refer to Note 12). On July 1, 2008, Shenzhen Diguang received a loan of RMB30 million, equivalent of $4,418,327 as of September 30, 2008, with an interest rate of 7.4% per annum from Shenzhen Pingan Bank.

NOTE 8 ─ EQUITY TRANSACTIONS

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 ─ EQUITY TRANSACTIONS (Continued)

The Company accounts for the transactions of issuing these incentive shares based on the fair value on the grant date. Under SFAS 123R, the Company assesses whether it is probable at the grant date the awards would be earned and if it is probable the expense would be recorded over the period, which in this case is specified as the shareholders of Diguang International Development Co., Ltd. who can earn any of the above presented shares each year. The Company estimated that the net income for the nine months ended September 30, 2008 would not meet the proportion of the after-tax profit target for the entire year and did not book any share-based compensation for Song Brothers during this reporting period.

NOTE 9 ─ STOCK OPTIONS

The Company adopted Statement of Financial Accounting Standards No.123 (amended 2008), “Share-Based Payment” (FAS 123(R)). The Company recognized the share-based compensation based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). During the nine months ended September 30, 2008, the Company granted 40,000 stock options with an exercise price at $1.91 per share to two employees. The Company used Black-Scholes option pricing model to determine the fair value of stock options on the grant date. The fair value of 40,000 options was at approximately $1.36 per share, resulting in a share-based compensation totaling $54,400. As of September 30, 2008, the 242,667 shares of stock options became exercisable.

Assumptions

The fair value of each stock option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions, assuming no expected dividends:

	September 30,
	2007	2008

Expected volatility	105.04%	95.76%
Weighted average volatility	N/A	N/A
Expected term	7 years	7 years
Risk free interest rate	4.51%	3.75%

The expected volatilities are based on the historical volatility of the Company’s stock. The observation is made on a daily basis. The period of observation covered was from March 1, 2007 to February 29, 2008. No new stock option was granted after February 29, 2008. The expected terms of stock options are based on the average vesting period and the contractual life of stock options granted. The newly granted 40,000 shares of stock options granted to two employees are to be vested at 1/36 of each month over a 36 month period. The risk-free rate is consistent with the expected terms of stock option and based on the U.S. Treasury yield curve in effect at the time of the grant. The Company estimated the forfeiture rate of its stock options was 6.13%.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 ─ STOCK OPTIONS (Continued)

Stock Option Plan

The Company’s 2006 Stock Incentive Plan, the “2006 Plan”, which is shareholder-approved, permits the grant of stock options to its employees up to 1,500,000 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price per share equal to the market price of the grant date. These options have up to ten-year contractual life term. Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date. The share-based compensation will be recognized based on graded method over the four years or over the three years regarding the options granted to directors in order to match their directorship terms. A summary of option activities under the 2006 Plan during the nine months ended September 30, 2008 is presented as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value at Reporting Date
Outstanding at January 1, 2008	407,417	$5.00	8.22	-
Granted	40,000	1.91	9.92	-
Exercised	-	-	-	-
Forfeited or expired	(2,250)	5.00	-	-
Outstanding at September 30, 2008	445,167	5.00	7.64	-
Exercisable at September 30, 2008	242,667	$5.00	7.52	-

(Note: The trading price of the Company’s common stock at September 30, 2008 was $0.95 per share. Therefore, no intrinsic value reported.)

A summary of the status of the Company’s non-vested stock options during the nine months ended September 30, 2008 is presented below:

Non-Vested Options	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2008	262,028	$10.66
Granted	40,000	1.36
Vested	(97,278)	9.86
Forfeited or expired	(2,250)	11.10

Non-vested at September 30, 2008	202,500	$9.20

As stock-based compensation expense recognized in the unaudited consolidated statements of income for the nine months ended September 30, 2007 and 2008 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. For the nine months ended September 30, 2007 and 2008, stock-based compensation expenses recognized were $894,929 and $427,378, respectively.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10─ EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) attributable to common shareholders	$(920,884)	$(909,606)	789,035	$(1,213,124)
Net income (loss) used in computing diluted earnings per share	$(920,884)	$(909,606)	789,035	$(1,213,124)

Denominator:
Weighted average common shares outstanding - basic	22,590,794	22,245,762	22,586,407	22,137,326
Potential diluted shares from stock options granted	-	-	-	-
Weighted average common share outstanding - diluted	22,590,794	22,245,762	22,586,407	22,137,326

Basic earnings (loss) per share	$(0.04)	$(0.04)	0.03	$(0.06)
Diluted earnings (loss) per share	$(0.04)	$(0.04)	0.03	$(0.06)

As previously noted, all options are considered anti-dilutive for the three and nine months ended September 30, 2008.

NOTE 11 ─ FULFILLMENT OF CAPITAL INFUSION OBLIGATION TO NORTH DIAMOND

The minority interest party infused capital of $737,500 on May 7, 2008 to North Diamond. After the capital infusion, the minority interest stockholder has fulfilled its capital infusion obligation to North Diamond. The Company fulfilled its part of capital infusion of $1,369,643 to North Diamond on July 25, 2008. After the capital infusion by both parties, the registered capital requirement of Yangzhou Dihao under China laws and regulations is satisfied and the proportion of the ownership does not change.

NOTE 12 ─ SEGMENT REPORTING

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 ─ SEGMENT REPORTING (Continued)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales to China domestic customers	$6,507,453	$12,901,504	$2,139,699	$4,203,029
Sales to international customers	24,870,703	33,794,553	13,579,949	9,396,258

	$31,378,156	$46,696,057	$15,719,648	$13,599,287

	China Customers	International Customers	Total

As of September 30, 2007
Revenue	$6,507,453	$24,870,703	$31,378,156
Gross margin	26%	16%	18%
Receivables	6,249,942	10,247,537	16,497,479
No clear separation:
Inventories	7,418,700		7,418,700
Property and equipment	13,878,820		13,878,820
Expenditures for long-lived assets	5,654,178		5,654,178

As of September 30, 2008
Revenue	$12,901,504	$33,794,553	$46,696,057
Gross margin	11%	12%	12%
Receivables	5,971,824	11,934,943	17,906,767
No clear separation:
Inventories	9,587,866	-	9,587,866
Property and equipment	18,639,295	-	18,639,295
Expenditures for long-lived assets	3,336,543	-	3,336,543

The Inventory, Property and Equipment and Expenditures for Long-Lived Assets could not be divided between China Customers and International Customers.

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

Our Headquarter is in Shenzhen, China. We conduct our business principally through the operations of Shenzhen Diguang Electronics, based in Shenzhen along with its main backlight manufacturing operation in Dongguan, Guangdong Province, China, Dihao Co., Ltd., based in Yangzhou, thereafter “Dihao”, and Wuhan Diguang Electronics Co., Ltd, based in Wuhan, thereafter “Wuhan.”. Shenzhen Diguang Electronics had approximately 2,160 full-time employees as of September 30, 2008,

Dihao is a 100% wholly owned subsidiary of North Diamond. We gained controlling interest of Dihao by acquiring 65% of North Diamond on January 3, 2007. As of September 30, 2008, Dihao has approximately 290 full-time employees.

Wuhan was established on March 13, 2007 and commenced its operation on July 1, 2007. Wuhan was established with the capacity to provide large inches of TFT-LCD which are mainly sold to its customers from Taiwan. Wuhan had approximately 210 employees as of September 30, 2008.

Dongguan Diguang Electronics Science and Technology Co. Ltd., “Dongguan Diguang S&T”, was established to be the production base of Shenzhen Diguang Electronics Co Ltd. It became a wholly-owned subsidiary of Diguang Holdings since December 30, 2007 upon acquisition. As of September 30, 2008, Dongguan Diguang S&T has approximately 50 full-time employees.

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

The discussion and analysis of our financial condition presented in this section are based on our financial statements, which have been prepared in accordance with the generally accepted accounting principles in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that management believes reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

Results of Operations

Comparison of Three Months Ended September 30, 2008 and 2007

Revenue

Net revenue was approximately $13.6 million for the three months ended September 30, 2008, a decrease of $2.1 million, or 13%, compared with $15.7 million for the same period in prior year. The decrease was driven by the weak global market demand for end products, including digital photo frames, car-used DVD, etc., which resulted in the decreased sales of our mid-sized LED and CCFL products. Revenue generated in Shenzhen Diguang Electronics decreased by $2 million, among which a decrease of $4 million in sales to international customers was eliminated by an increase in domestic sales of $2 million; revenue in Yangzhou facility decreased by $0.6 million, the decrease of $1.2 million in sales of small to mid size of LED and CCFL products is mitigated by the $0.6 million increase of LCM products; revenue in the Wuhan facility and increase of $0.4 million in sales of large sized CCFL product.

Our total net revenue can be divided into international sales and domestic sales as follows:

	Three Months Ended September 30,
	2008	2007
International sales	9,368,000	13,580,000
Domestic sales	4,231,000	2,140,000
Total	13,599,000	15,720,000

Sales to international customers totaled $9.4 million for the three months ended September 30, 2008, a decrease of $4.2 million, or 31%, compared with $13.6 million for the same period in prior year. The decrease in revenue was due primarily to the weak global demand for digital display products such as digital photo frames, automobile TV, portable DVD, and LCD product series, resulting in a significant drop in demand for the mid sized CCFL and LED backlight. Of the $4.2 million decrease, approximately $3.3 million was mainly attributable to sales to Hong Kong customers, mainly the TFT-LCD panel makers. In addition, sales to a giant Korean customer decreased by $0.5 million this quarter. Other decreases in sales were from various international customers.

Sales to domestic customers were $4.2 million for the third quarter of 2008, an increase of $2.1 million, or 100%, compared with $2.1 million for the same period in 2007. The increase in domestic sales was mainly attributable to the sales to new customers, which amounted to $2.7 million in the third quarter this year in Shenzhen Diguang Electronics.

We currently have three manufacturing facilities located in the Eastern China region (Yangzhou), Central China region (Wuhan), and Southern China region (Dongguan), respectively. Especially, we have various capacities in the principal manufacturing facility located in Dongguan to serve the customers, which are LCD TV and monitor manufacturers and LCD module assembly enterprises. Based on the three manufacturing facilities, we believe that we have strategically deployed our production capacity in China for our long term growth.

From the product mix aspect, our sales can be divided into four main categories: CCFL backlight, LED backlight, LCM, and mini-notebook assembly as follows.

	Three Months Ended September 30,
	2008	2007
CCFL backlight	4,722,000	8,230,000
LED backlight	7,650,000	7,490,000
LCM	1,160,000	-
Mini-notebook assembly	67,000	-
Total	13,599,000	15,720,000

During the three months ended September 30, 2008, CCFL products accounted for 35% of our total sales revenue, compared with 52% for the same period in 2007. Sales of CCFL backlights totaled $4.7 million for the third quarter of 2008, a decrease of $3.5 million, or 43%, compared with $8.2 million for 2007. The decrease is mainly attributable to the reduced sales of CCFL products generated in the Dongguan facility amounting to $2.2 million in the third quarter of 2008, a decrease of $3.3 million, or 60%, compared with $5.5 million in the same period in the preceding year. The decrease is due to the weak demand for medium size of panel for LCD monitor in the third quarter, coupled with a decrease in average price of approximately 13% from last year. Sales of medium size CCFL backlight generated from the Yangzhou facilities and sales to Taiwanese customers decreased by $0.6 million. Despite the trend of decreased revenue, sales of large size CCFL products on an OEM basis to a giant customer in the Wuhan facility increased by $0.4 million because the operation in Wuhan has just commenced in the second quarter in prior year.

Sales of LED backlight products totaled $7.7 million for the third quarter of 2008, a slight increase of $200,000, or 3%, compared with $7.5 million for the same period in the preceding year. For all the small to medium size of backlight products, LED products contributed to 56% and 48%, respectively, for the third quarter of 2008 and 2007. The increase of sales of LED backlights is the result of our strategy of developing new domestic customers and new products such as LED backlights for mobile phones, which mitigated the decrease in the mid-sized LED products delivery to international customers.

We expect our LED shipments will continue to grow and can be more sustainable as the transition from CCFL to LED backlights becomes more compelling due to its superior performance in contrast ratio, color gamut, localized dimming and low power consumption.

We have successfully penetrated the LCM assembly following our integration strategy. The TFT-LCD glass substitute is supplied by our customers on an OEM basis and for the third quarter of 2008 we have recorded $1.2 million revenue for both CCFL and LED LCM to the LCD panel makers. This provides us a vast opportunity for downstream integration.

This quarter we are able to deliver maiden sales of mini-notebooks of $67,000 to our customers which are a partial delivery of our order on an OEM basis. Our strategic business unit of mini-notebook assembly has been in comprehensive operation and we have actively participated in local and overseas exhibitions to promote our production capacity with a view towards this fast-growing market.

To sum up, although the revenue decreased, the total sales volume for the third quarter of 2008 increased slightly compared to the same period of prior year. The decrease of revenue was mainly attributed to decrease of prices of products.

Cost of Sales

Since the basic materials for all backlight products are similar, we discuss cost of sales in the aggregate for all products. Cost of sales was $12,718,000 for the third quarter of 2008, an increase of $34,000, or 0.27%, compared with $12,684,000 for the third quarter in 2007.

Raw material cost was $10 million for the third quarter of 2008, a decrease of $800,000, or 7.4%, compared with $10.8 million for the third quarter of 2007. Raw material cost only decreased by 7.4% compared to the same period of prior year although the revenue dropped by 13% for the third quarter of 2008. The reason was mainly attributable to a decrease in average selling price due to increasing price pressure from the panel makers which cannot be entirely offset by the reduction in raw material cost. We were unable to decrease the procurement cost in the same percentage as the reduction in the unit price pressured by market force as a general trend because the supplies of certain components were limited. In addition, the proportion of sales generated from OEM operation in Wuhan was 12% of total revenue this quarter compared with 7.5% in the same quarter in prior year. The OEM operation of Wuhan has increased the percentage of raw material cost to total revenue since the main cost of sales in Wuhan is raw materials. The raw material cost accounted for 74% of total revenue in the third quarter of 2008, compared with 68% in the third quarter of 2007.

Labor cost was $1.7 million for the third quarter of 2008, representing an increase of $400,000, or 31%, compared with $1.3 million for the same period of 2007. The significant increase in labor is mainly caused by the increase of basic payroll for workers forced by new “Labor Law Of The People’s Republic Of China”, which was implemented beginning 1 January, 2008. As a percentage of labor cost to revenue, labor cost accounted for 12% of total net revenue for the third quarter of 2008, compared with 8% of total net revenue for the same period in 2007.

Production overhead was $995,000 for the three months ended September 30, 2008, an increase of $345,000, or 53%, compared with $650,000 for the third quarter of 2007, resulting from an increase in production volume and indirect overhead such as water and electricity expense, depreciation charges for addition of machineries, repairs and maintenance expenses for new manufacturing facilities in Wuhan and Yangzhou. Production overhead accounted for 7% of total revenue in the third quarter of 2008, compared with 4% of total revenue for the same period in 2007.

Gross Margin

The overall gross margin for the third quarter in 2008 was 6.5%, a 12.8% decrease, compared with 19.3% gross margin for the same period in 2007. During the third quarter of 2008, we suffered price reduction pressure on similar products compared with the third quarter of 2007. The price of LED backlight dropped by 40% in the third quarter of 2008 compared with the same period of prior year, which resulted in the gross margin for LED products decreasing by 18%, from 21% to 3%. The gross margin for CCFL products decreased by 5%, from 17% to 12%, in the third quarter of 2008 compared to the same period in 2007, the decrease in gross margin was mainly due to the increase in sales of large size products, which had a lower gross margin. To the extent some of our purchase price for raw materials had decreased, which was consistent with the general trend, however, we were unable to transfer the price reduction pressure to our suppliers.

In international sales, our gross margin was approximately 13% for the third quarter of 2008, a 5% decrease, compared with 18% for the third quarter of 2007. Regarding domestic sales, our gross margin was a negative 8%, a 34% decrease, compared with 26% for the third quarter of 2007. Revenue from LED products accounted for 73% of total domestic revenue, and the gross margin for LED products was a negative 9.3%. The negative gross margin came mainly from sales of mobile phone backlight products, which amounted to 52% of LED sales with a negative gross margin of 18.4%. The operation and sales of mobile phone backlight products commenced from the first quarter of 2008 and experienced a dramatic drop in prices due to the aggressive market competition in the third quarter, which resulted in dramatically dropped gross margin. The sales of CCFL products accounted for 27% of total domestic sales with a gross margin of negative 5.2%. The gross margin of domestic sales dropped much more deeply than international sales due to more aggressive competition in the domestic market.

Management has taken measures to deal with the recession of operation. Recent financial market turbulence has focused attention on the financial strength of businesses of all kinds. We will adopt stringent controls over the uncertain economic outlook for the remaining 2008 and next year. Firstly, we had carried out a comprehensive overhaul over the operating cost and had formulated a cost reduction program in the third quarter. Secondly, we have introduced a manpower reengineering program to reduce headcount and boost productivity. Thirdly, we will strengthen the operating efficiency of the newly developed business segments: LED general lighting and min-notebook assembly in view of the fast growing market. Various exhibitions and marketing programs are targeted to prospective customers globally, particularly China and the emerging market. Last but not least, we will improve the financial performance of the core business: backlight unit by enhancing of R&D team and lowering the procurement cost to cope with the declining LCD market since the third quarter of 2008.

We are prepared for volatility, and we remain very positive about our longer-term growth prospects.  With our financial strength, long-established manufacturing and distribution network, we are trying to strengthen our competitive position during this challenging period.

Selling Expenses

Selling expenses were $482,000 for the third quarter of 2008, a decrease of approximately $176,000, or 27%, compared with $658,000 for the third quarter of 2007. For the selling expenses, transportation expenses decreased by $9,000, or 9%. Commission expenses decreased by $219,000, or 69%, for the agents exploring markets, our commission expenditure continued a decreasing trend during the past several quarters; the major reason for this decrease is due to a sales decline to our one big Hong Kong customer and we hope to explore new customers through our marketing team. Also, we reduced the overall commission rate to our sales agents due to lower gross margin. There was a $36,000 increase in payroll expenses and the remaining increase of $16,000 is from other miscellaneous expenses. As a percentage of total revenue, selling expenses were approximately 3.5% for the third quarter of 2008 and 4% for the same period in prior year, respectively.

Research and Development Expenses

The net research and development expenses were $327,000 for the third quarter of 2008, a decrease of $60,000, or 16%, compared with $387,000 for the same period in 2007. The $135,000 decrease was attributable to the consumption of raw materials which is mitigated by $75,000 decrease in model income. As a percentage of net sales revenue, research and development expenses were approximately 2.4% and 2.5% for the three months ended September 30, 2008 and 2007, respectively.

General and Administrative Expenses

General and administrative expenses were $1,305,000 for the third quarter of 2008, a decrease of $3,000, or 0.2%, compared with $1,308,000 for the same period in 2007. The major components include payroll, office expenses, water and electricity fee, rental fee and professional service amounting to $1,161,000, a decrease of $37,000, or 3.1%, compared to $1,198,000 for the same period in preceding year. Share-based compensation for the third quarter of 2008 was $144,000, an increase of $34,000, or 31%, compared to $110,000 for the third quarter of 2007. As a percentage of total sales revenue, general and administrative expenses represented 9.6% and 8.3% for three months ended September 30, 2008 and 2007, respectively. Excluding the stock compensation expense, the remaining general and administrative expense for the three months ended September 30, 2008 and 2007 represented 8.5% and 7.6% of total revenue, respectively.

Interest Expense

The net interest expenses was $48,000 for the quarter ended September 30, 2008, representing an increase of $135,000, compared with an interest income of $87,000 in the same quarter in 2007. On July 1, 2008, Shenzhen Diguang had obtained the loan facilities of RMB 40 million, approximately $5.9 million, from Shenzhen Ping’an Bank. At the same date, RMB 30 million, approximately $4.4 million, was firstly drawn from the comprehensive facilities and the interest expense and commitment fee of $95,000 was incurred for this borrowings in the third quarter this year. No interest expense for third party interest-bearing debt occurred during the quarter ended September 30, 2007. There is an interest expense of $31,000 accrued for outstanding consideration for acquisition of 100% interest in Dongguan S&T in the year end of 2007. Interest expense accrued for a related party company loan in Dongguan S&T for the third quarter of 2007 was capitalized, but the interest of $10,000 was recorded as expense for the same period of 2008. Net Interest expenses (income) for the quarters ended September 30, 2008 and 2007 represented 0.35% and (0.55%) of total sales revenue, respectively.

Income Tax Provision

Income tax provision for the quarter ended September 30, 2008 was approximately $1,000 compared with $31,000 provision for the same period in 2007. The decrease in income tax provision was attributable mainly to income tax reversed for Shenzhen Diguang Electronics. $32,000 of income tax expense was reversed for Shenzhen Diguang Electronics during the third quarter of 2008 due to ocurrence of its taxable loss. But during the same period of prior year, $5,000 of income tax expenses was provided in Shenzhen Diguang Electronics. Income tax expense provided in Yangzhou Dihao and Dongguan S&T during the third quarter of 2008 amounted to $33,000 for the taxable income recognized. As a percentage of net revenue, income tax provision amounted to 0.01% and 0.2% for the three months ended September 30, 2008 and 2007, respectively.

Net Loss

Net loss was $1,302,000 for the three months ended September 30, 2008, compared with a net income of $789,000 for the same period of 2007, representing a decrease of approximately $2,091,000 in net income. Minority interest generated at North Diamond was $80,000 and $81,000 for the third quarter of 2008 and 2007, respectively, representing a negative 6.5% of net loss for the third quarter of 2008 and 9.3% of net income for the third quarter of 2007. The decrease in net income was mainly due to the decrease in gross margin and revenue. As a percentage of total revenue, net loss for the three months ended September 30, 2008 accounted for 9.6% whereas net income for the third quarter of 2007 accounted for 5%, representing a decrease of 13.6%.

Earnings (Loss) per Share

The basic loss per share was $0.06 for the third quarter of 2008, compared with basic earnings per share of $0.03 for the third quarter of 2007. Decrease in basic earnings was due to decrease in net income.

Comparison of Nine Months Ended September 30, 2008 and 2007

Revenue

Net revenue was approximately $46.7 million for the nine months ended September 30, 2008, an increase of $15.3 million, or 49%, compared with $31.4 million for the same period in prior year. Of the $15.3 million increase, $8.2 million was generated from the sales of CCFL products at the Wuhan facility which started operation on July 1, 2007, and $5.2 million in revenue was attributable to Shenzhen Diguang Electronics. The remaining increase of $1.9 million came from the sales of small and mid-sized LED and CCFL products manufactured at the Yangzhou facility. The backlight products manufactured at the Wuhan facility were delivered mainly to certain top TFT-LCD panel makers for the higher-priced 19” CCFL products. The increase in revenue generated by Shenzhen Diguang Electronics was due mainly to sales to new customers and sales of the LCD module, “LCM”, assembly including the LCD panel that displays images and a backlight unit that supplies light to the LCD panel makers. Increased sales in Yangzhou were mainly due to an increase of sales from two of its major customers. The backlight products manufactured at the Yangzhou facility were delivered mainly to Taiwanese customers located in the Eastern China region, particularly in Shanghai where certain famous international and domestic LCD module manufacturers reside.

Our total net revenue can be divided into international sales and domestic sales as follows:

	Nine Months Ended September 30,
	2008	2007
International sales	33,766,000	24,871,000
Domestic sales	12,930,000	6,507,000
Total	46,696,000	31,378,000

Sales to international customers totaled $33.8 million for the nine months ended September 30, 2008, an increase of $8.9 million, or 36%, compared with $24.9 million for the first nine months in prior year. The increase in revenue was due primarily to the global demand for digital display products such as automobile TV, portable DVD, MP3 and MP4 and LCD product series, resulting in a surge in demand for the LED backlight and also the LCM assembly for both CCFL and LED backlights in the period, compared with the tight supply of glass substitutes for TFT-LCD panels suffered in the first nine months of 2007. The sales to Taiwanese customers increased $8.3 million, or 88%, from $9.4 million in the first nine months of 2007 to $17.7 million in the same period of 2008, the increase reflected the mass production commenced in the Wuhan facility. The sales to major Korean customers increased $3.8 million, or 123%, from $3.1 million in the first nine months of 2007 to $6.9 million in first nine months of 2008, and the increase was mainly focused in the first half year in 2008 for the delivery of the mid size CCFL products. The aforementioned increase was mitigated by $3.5 million decrease in sales to Hong Kong customers mainly due to the end market decline for mid size LED. Sales to other various international customers decreased by $2.1 million.

Sales to domestic customers were $12.9 million for the first nine months of 2008, an increase of $6.4 million, or 98%, compared with $6.5 million for the same period in 2007. The increase in domestic sales was mainly attributable to the sale of the mid-size LED to a new customer amounting $5.5 million in the first nine months in 2008 in Shenzhen Diguang Electronics since its maiden sales in the first quarter this year and the remaining $3.3 million was attributable to the increase in mobile phone backlight sales and the LCM assembly business.

From the product mix aspect, our sales can be divided into four main categories: CCFL backlight, LED backlight, LCM and Mini-notebook assembly products as follows.

	Nine Months Ended September 30,
	2008	2007
CCFL backlight	23,734,000	16,949,000
LED backlight and LED general light	21,114,000	14,429,000
LCM	1,781,000	-
Mini-notebook assembly	67,000	-
Total	46,696,000	31,378,000

During the nine months ended September 30, 2008, CCFL products accounted for 51% of our total sales revenue, compared with 54% for the same period in 2007. Sales of CCFL backlights totaled $23.7 million for the first nine months of 2008, an increase of $6.8 million, or 40%, compared with $16.9 million for 2007. The increase is mainly attributable to the sales generated at the Wuhan facilities delivering large size CCFL products amounting to $9.4 million in the first nine months of 2008 on an OEM basis to a giant customer, while the revenue was $1.2 million in the same period in preceding year since its mass operation only began from the third quarter in 2007. Moreover, sales generated from the Yangzhou facility to Taiwanese customers and a significant Korean customer was another significant contributing factor in revenue increase.

Sales of LED backlight products totaled $21.1 million for the nine months ended September 30, 2008, an increase of $6.7 million, or 47%, compared with $14.4 million for the first nine months in 2007. The proportion of LED products, primarily small to medium size of backlights, accounted for 45% for the first nine months of 2008, compared to 46% in the same period of 2007. The increase in sales of LED products is mainly due to the rise of LED products demanded by new and existing customers in the global market for smaller inch LCD products. Mobile phones and electrical products require LED backlight; therefore, there is a significant increase in LED products ranging from 4” to 10.5” in size delivered to our customers. The shift to LED products is due to the acceptance of our low-cost solution on its application by our customers.

We expect our LED shipments will continue to grow and can be more sustainable as the transition from CCFL to LED backlights becomes more compelling due to its superior performance in contrast ratio, color gamut, localized dimming and low power consumption.

We have successfully penetrated into the LCM assembly following our integration strategy. The TFT-LCD glass substitute is supplied by our customers on an OEM basis and we have recorded $1.8 million revenue for both CCFL and LED LCM to the LCD panel makers for the first nine months of 2008. This provides us a vast opportunity for downstream integration.

This quarter we delivered maiden sales of mini-notebooks of $67,000 to our customers which are the partial delivery of our order on an OEM basis. Our strategic business unit of mini-notebook assembly has been in comprehensive operation and we have actively participated in local and overseas exhibitions to promote our production capacity with a view towards this fast-growing market.

From the second quarter ended June 30, 2008 onwards we are able to deliver maiden sales of LED lighting of $87,000 to Xiangfan Municipal Government in Hubei Province in China. This provides us the roadmap to explore the business in LED general lighting, including the road light, scenic lighting, government departments, schools, hospitals and commercial buildings.

The sales revenue increased in the first nine months of 2008 compared to the same period of prior year, however, the sales revenue decreased in the third quarter due to the effect of weak global market.

Cost of Sales

Since the basic materials for all backlight products are similar, we discuss cost of sales in the aggregate for all products. Cost of sales was $41 million for the first nine months of 2008, an increase of $15.3 million, or 60%, compared with $25.7 million for the first nine months of 2007. The increase in cost of sales was greater than the increase of 49% in total revenue for the period covered.

Raw material cost was $33.2 million for the first nine months of 2008, an increase of $12.9 million, or 64%, compared with $20.3 million for the same period in prior year. The increase in raw materials cost for the first nine months of 2008 was mainly attributable to the increase of sales volume. Furthermore, we were unable to decrease the procurement cost in the same percentage as the reduction in the unit selling price pressured by market force as a general trend because the supplies of certain components were limited. Regarding the increase of raw material cost, the increase of large size CCFL product volume accounted for the majority in the increase of raw material cost as the materials used for CCFL products had a much higher cost tag attached than the cost of raw materials used for manufacturing other products. As a result, raw material cost accounted for 71% of total revenue in the first nine months of 2008, compared with 65% in the same period of 2007. The increased percentage is mainly due to the extent of decreases in raw materials cost was lower than the extent of decreases in unit price for our products. To decrease the working capital requirement in relation to purchasing raw materials used for large size CCFL backlight, we processed the products for one of our key Taiwanese customers in Wuhan on an OEM basis. The percentage of raw material cost to total revenue was relatively high in Wuhan comparing to the same percentage in other facilities as a result of the specific OEM operation. The increase in the cost of raw material was consistent with the increase in revenue generated in Wuhan facility.

Labor cost was $5 million for the first nine months of 2008, representing an increase of $1.7 million, or 52%, compared with $3.3 million for the same period of 2007, the increase is comparable to the 60% increase in cost of sales. As a percentage of labor cost to revenue, labor cost accounted for 11% of total net revenue for the first nine months of 2008, which is identical with the proportion to total net revenue for the same period in 2007.

Production overhead was $2.8 million for the first nine months ended September 30, 2008, an increase of $800,000, or 40%, compared with $2 million for the same period of 2007 resulting from an increase in production volume and indirect overhead such as water and electricity expense, depreciation charges for addition of machineries, repairs and maintenance expenses for new manufacturing facilities in Wuhan and Yangzhou. Production overhead accounted for 6% of total revenue in the first nine months of 2008 which is similar to 7% of total revenue for the same period in 2007.

Gross Margin

The overall gross margin for the nine months ended September 30, 2008 was 12%, a 6% decrease, compared with 18% gross margin for the same period in 2007. During the first nine months of 2008, we continued to suffer a price reduction pressure on similar products compared with the unit price we sold in the same period of 2007. The prices dropped even more deeply in the third quarter of 2008. The sales volume for 19” and 22” CCFL LCD increased dramatically in the first nine months of 2008, amounting to $9.4 million, for a giant Taiwanese customer on an OEM basis, which had an average gross margin of only 5.2% for the current year. Moreover, in order to move into the high-end products, the price of certain components contained in our customers’ specifications, particularly the mid size LED backlights, was comparatively higher than the price of the same type of components used in the low-end products, which reduced the gross margin for such products.

Regarding international sales, our gross margin was approximately 14% for the first nine months of 2008, a 2% decrease, compared with 16% for the first three quarters of 2007. Regarding domestic sales, our gross margin was approximately 8%, a 18% decrease, compared with 26% for the first three quarters of 2007.

Selling Expenses

Selling expenses were $1.3 million for the first nine months of 2008, a decrease of approximately $300,000, or 19%, compared with $1.6 million for the same period of 2007. For the selling expenses, there was a decrease of $592,000 in commission expenses for the agents exploring markets. Our commission expenditure continued a decreasing trend during the past several quarters; the major reason for this decrease is due to a sales decline to our one big Hong Kong customer and we reduced the overall commission rate to our sales agents due to lower gross margin while our marketing team made efforts to explore new customers. On the other hand, transportation expenses increased by $34,000, or 10%, and marketing expenses increased by $47,000, or 14.4%, and salaries increased by $99,000, or 29%, for business expansion. As a percentage of total revenue, selling expenses were approximately 2.7% for the first nine months of 2008 and 5.2% for the same period in prior year, respectively.

Research and Development Expenses

The net research and development expenses were $978,000 for the first nine months of 2008, an increase of $33,000, or 3.5%, compared with $945,000 for the same period in 2007. During the first nine months of 2008, there was an increase in payroll expense of $100,000 relating to our engineers performing research and development functions and a decrease of $56,000 in materials and mould charges for development of new products. On the other hand, the mould income we received from customers increased by $27,000 and the financial subsidy for the research received $72,000 for the first nine month ended September 30, 2008. The traveling expenses and the related office expenses increased by $88,000 for three quarters of 2008. As a percentage of total sales revenue, research and development expenses were approximately 14.6% and 23% for the nine months ended September 30, 2008 and 2007, respectively.

General and Administrative Expenses

General and administrative expenses were $3.8 million for the first nine months of 2008, a decrease of $600,000, or 14%, compared with $4.4 million for the same period in 2007. The general and administrative expenses mainly include payroll, share-based compensation, rentals and professional service fee etc. Share-based compensation for the first nine months of 2008 was $427,000, a decrease of $468,000, or 52%, compared to $895,000 for the first nine months of 2007. Rental expense was $132,000 in the first nine months of 2008, a decrease of $111,000, or 46%, compared with $243,000 for the same period in 2007, due to Shenzhen Diguang Electronics not incurring any rental expenses from 2008 onwards. The remaining decrease of $21,000 related to the business expenses due to the business expansion. As a percentage of total sales revenue, general and administrative expenses represented 8.1% and 14.1% for the nine months ended September 30, 2008 and 2007, respectively. Excluding the stock compensation expense, the remaining general and administrative expense for the nine months ended September 30, 2008 and 2007 represented 7% and 11.2% of total revenue, respectively.

Interest Expense

The net interest expenses were $171,000 for the first nine months ended September 30, 2008, representing an increase in net expenses of $349,000, compared with an interest income of $178,000 in the same period in 2007. On July 1, 2008, Shenzhen Diguang had obtained the loan facilities from of RMB 40 million, approximately $5.9 million, from Shenzhen Ping’an Bank. At the same date, RMB 30 million, approximately $4.4 million, was firstly drawn from the comprehensive facilities and the interest expense and commitment fee of $95,000 were incurred for the borrowings in the third quarter this year. No interest expense for third party interest-bearing debt occurred for the same period of prior year. Among the increase of net interest expenses in the first nine months of 2008, there is an interest of $105,000 accrued for outstanding consideration for acquisition of 100% in Dongguan S&T. Interest expense accrued for a related party company loan in Dongguan S&T for the first nine months of 2007 was capitalized, and $41,000 was recorded as expense in the same period of 2008 after the construction completion in last October. Net interest expenses (income) for the nine months ended September 30, 2008 and 2007 represented 0.37% and 0.57% of total sales revenue, respectively.

Income Tax Provision

Income tax provision for the nine months ended September 30, 2008 was approximately $126,000, an increase of $75,000, or 147%, compared with $51,000 provision for the same period in 2007. The increase was attributable to an increase of taxable income at Yangzhou facility. The taxable income in Yangzhou facility was $882,000 for the first nine months of 2008 with an income tax rate of 12.5%, the taxable income of $622,000 in the same period of 2007 but no income tax was accrued due to Yangzhou was under a tax exemption period in 2007. The taxable loss at Shenzhen Diguang Electronics was $824,000 for the first nine months of 2008, compared with a taxable loss of $248,000 for the first nine months in 2007. As a percentage of net revenue, income tax provision was 0.27% and 0.16% for the nine months ended September 30, 2008 and 2007, respectively.

Net Loss

Net loss was $998,000 for the nine months ended September 30, 2008, compared with a net loss of $921,000 for the nine months ended September 30, 2007, representing an increase of approximately $77,000 in net loss. Minority interest at North Diamond was $270,000 and $218,000 for the first nine months of 2008 and 2007, respectively, representing a negative 37% and 31% of net loss for the first nine months of 2008 and 2007 respectively. The increase in net loss for the nine months ended September 30, 2008 was mainly due to decrease in gross margin. As a percentage of total revenue, net loss for the nine months ended September 30, 2008 accounted for 2.1% whereas net loss for the same period of 2007 accounted for 2.9%, representing an increase of 0.8%.

Earnings (loss) per Share

The basic loss per share was $0.04 for the first nine months of 2008, which was the same for the same period of 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had total assets of $61.1 million, of which cash amounted to $11.4 million, accounts receivable amounted to $17.9 million and inventories amounted to $9.6 million. Our working capital was approximately $12.0 million and our equity was $28.6 million compared with working capital of $11.8 million and equity of $27.3 million on December 31, 2007. Our quick ratios were approximately 1.08:1 compared with 1.16:1 as of December 31, 2007.

As of September 30, 2008, our cash position had a net decrease of $4.9 million as compared with cash position of $16.3 million at December 31, 2007.

Net cash used in operating activities was $6.8 million for the nine months ended September 30, 2008, an increase of $4.7 million or 224%, compared to the net cash used in the operating activities of $2.1 million for the same period of prior year.

Non-cash items added approximately $5.8 million back to cash inflow from operating activities for the nine months ended September 30, 2008, compared with total non-cash items of $1.2 million for the same period of prior year. Of the non-cash items for the nine months ended September 30, 2008, approximately $427,000 was the share-based compensation, $358,000 lower than $785,000 for the same period of prior year. Depreciation was $1.4 million for the nine months ended September 30, 2008, $596,000 higher than $804,000 for prior period, primarily due to the addition of office building, equipment and machinery for our new product lines, such as backlights assemblies for mobile phone and mini notebook, during the current reporting period. Minority interest was $270,000 for the nine months ended September 30, 2008, $52,000 higher than $218,000 for the prior year, due to the 65% interest of North Diamond.

The impact of the changes in operating assets and liabilities on cash flow was explained as follows. The accounts receivable during the first nine months was increased by approximately $5 million, comparing with a $10.1 million increase in accounts receivable for the first nine months of 2007. Inventory level increased by $2 million during the first nine months, compared to a $3 million increase in inventory for the same period of prior year. Deposits, prepayment and other receivables increased by $374,000 during the current period, compared with the $556,000 decrease for the first nine months of 2007. VAT recoverable increased by $403,000 during the current period compared with $170,000 increase for the first nine months of 2007.

Accounts payable increased by $209,000 for the first nine months ended September 30, 2008, compared with a $7.9 million increase in the first nine months of 2007. Advances from customers increased by $244,000 during the current reporting period, compared with a $90,000 increase for the first nine months of 2007. In addition, tax payable decreased by $3,000 for the current reporting period, compared with an increase of $46,000 for the same period of prior year. Accruals and other payables decreased by $1.4 million, compared to a $1.3 million increase for the first nine months of 2007. The following summarized the impact of changes in operating assets and liabilities on cash flow between nine months ended September 30, 2008 and September 30, 2007:

•	$5,153,000 from Accounts receivable (positive impact)

•	$968,000 from inventory (positive impact)

•	$930,000 from deposits, prepayment and other receivable (negative impact)

•	$233,000 from VAT recoverable (positive impact)

•	$7,739,000 from accounts payable (negative impact)

•	$2,743,000 from accruals and other payable (negative impact)

•	$155,000 from advance from customers (positive impact)

•	$42,000 from taxes payable (negative impact)

The total impact from above non-cash items and changes in operating assets and liabilities was approximately $4.6 million (negative impact).

Net cash used in investing activities amounted to $3.5 million for the first nine months ended September 30, 2008, a decrease of $4.1 million, or 54%, compared to the $7.6 million cash used in investing activities during the first nine months of 2007. For the nine months ended September 30, 2008, we invested $3.3 million into plant, property and equipment, a decrease of $2.4 million, or 42%, compared with $5.7 million for the first nine months of 2007. For the first nine months of 2008, we purchased $41,000 marketable securities and redeemed in the third quarter in current period. And for the same period of 2007, we acquired 65% interest of North Diamond by paying cash amounting to $1.98 million.

Net cash provided by financing activities amounted to $3.8 million for the first nine months ended September 30, 2008, compared with the $234,000 cash used in financing activities during the first nine months of 2007. We have repurchased common stock by paying $243,000 for the first nine months ended September 30, 2008. During the nine month period ended September 30, 2008, we have paid $1.1 million to the related parties, $550,000 was the installment payment for the consideration of acquisition of Dongguan S&T and the other $558,000 was repayment of shareholders’ loan originally borrowed for financing the construction of the manufacturing facilities in Dongguan S&T. In addition, we have received the capital contribution of $738,000 in North Diamond from the minority shareholders in the second quarter of 2008. On July 1, 2008, we received the bank loan of $4.3 million from Shenzhen Ping’an Bank for working capital requirement.

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

As of September 30, 2008, the Company’s management including the CEO and CFO concluded that there have been no material changes to the control and procedures previously discussed in Part II, Item 9A of the Company's Form 10-K for the year ended December 31, 2007. The Company’s management, including the CEO and CFO, concluded that as of December 31, 2007 the Company's disclosure controls and procedures were not effective because of the material weaknesses described under “Management's Annual Report on Internal Control over Financial Reporting.”

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

The Company’s management, including CEO and CFO, concluded that there have been no material changes to the internal control condition previously discussed in Part II, Item 9A of the Company’s Form 10-K for the year ended December 31, 2007 other than the fact that the Company is in the process of taking the steps necessary for remediation of the material weaknesses identified in previously filed 10-K, and will continue to monitor the effectiveness of these steps. The Company did not carry out appropriate testing procedures during the third quarter in 2008 and therefore we are not able to evaluate the effectiveness of the changes made to the internal control at this time.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings - None

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors previously discussed in Part II, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None.

Stock Repurchase Program

On March 26, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $5,000,000 of Company common stock from the public market or in private purchases. The terms of the repurchase program permitted the Company to repurchase shares within twelve months and to repurchase shares at a pace at the discretion of management. Share repurchased under this program during the three months ended September 30, 2008 were 142,550 shares with an average price of US$0.74 per share.   As of September 30, 2008, the shares repurchased were held under the name of a security firm and presented at line of treasury stock at cost on the balance sheet at September 30, 2008. The table of the repurchase of shares during three months ended September 30, 2008 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Public Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
For the month ended July 31, 2008	42,550	0.82	42,550	4,397,835
For the month ended August 31, 2008	100,000	0.70	100,000	4,327,835
For the month ended September 30, 2008	-	-	-	4,327,835
Total	142,550	0.74	142,550

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD

Dated: November 14, 2008	By:	/s/ Yi Song
Yi Song
Chairman and Chief Executive Officer

Dated: November 14, 2008	By:	/s/ Keith Hor
Keith Hor
Chief Financial Officer