Form 10-K
period 2008-12-31
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2009-03-31
CIK 1158722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008.

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

Registrant’s telephone number, including area code 86-755-2655 3152

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, based upon the closing price of the common stock as reported by the OTC Bulletin Board under the symbol “DGNG” on such date, was approximately $ 6.8 million

22,072,000 shares of common stock outstanding as of February 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

Overview

The Company specializes in the design, production and distribution of small to medium-sized Light Emitting Diode, or “LED”, and Cold Cathode Fluorescent Lamp, or “CCFL”, backlights for various Thin Film Transistor Liquid Crystal Displays, or “TFT-LCD”, and Super-Twisted Nematic Liquid Crystal Display, or “STN-LCD”, Twisted Nematic Liquid Crystal Display, or “TN-LCD”, and Mono LCDs as well as  the LED lighting, LED displays and Notebook, which are widely developed in production, taking together, these applications are referred to as “LCD” applications.  Those applications not only include color displays for cell phones, car televisions and navigation systems, digital cameras, televisions, computer displays, camcorders, PDAs and DVDs, CD and MP3/MP4 players, appliance display and the like, but also include indoor and outdoor lighting, home and office use with energy saving and environmental  protections.

The Company conducts that business principally through the operations of Shenzhen Diguang Electronics, based in Shenzhen, thereafter “Diguang Electronics”, along with its main backlight manufacturing operation in Dongguan, Guangdong Province of China, Dihao (Yangzhou) Co., Ltd., based in Yangzhou, thereafter “Dihao”, and Wuhan Diguang Electronics Co., Ltd, based in Wuhan, thereafter “Wuhan Diguang”.   As of December 31, 2008, Diguang Electronics has approximately 1,300 full-time employees, which changes from time to time as needed; Diguang Electronics is headquartered in Shenzhen, China, with its backlight manufacturing operations in Dongguan, China. As of December 31, 2008, Dihao has approximately 254 full-time employees, which changes from time to time as needed. Dihao is a subsidiary of North Diamond, 65% of which was acquired by the Company on January 3, 2007. Wuhan Diguang was established as in-house facilities mainly for a Taiwan-based customer with the capacity to provide large inches TFT-LCD and it has approximately 155 employees as of December 31, 2008.

Dongguan Diguang Electronics Science and Technology Co., Ltd., thereafter “Dongguan Diguang”, was established under the laws of the People’s Republic of China in 2004 as the production base of Diguang Electronics. Dongguan Diguang completed its construction of Plant No.1 and Dormitory Nos. 1 and 2 in 2005, which were subsequently rented to Diguang Electronics in 2005. The construction of Plant No. 3 and Dormitory No. 3 was completed in 2007 and the total acreage of the property is 67,176 m2. Dongguan Diguang has become a new manufacturing base for backlight, LED lighting R&D and production after it was acquired on December 30, 2007 and the expended space of the plant provides a vast opportunity to enlarge the production capacity for business expansion. As of December 31 2008, Dongguan Diguang has approximately 65 full-time employees.

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

In 2008, the Company generated revenues of $55.4 million, net loss of $4.7 million and cash flow used by operations of $2.7 million. The Company has been profitable and cash flow positive each year since 1999 to 2006, and 2007 and 2008 are the years it has recorded a loss.

The Company’s Industry

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

Generally, companies that manufacture backlights supply them as a component to other parties, which incorporate them into a finished display unit, which consists of a film, such as a thin film transistor, that bears the image and the case or shell that is used to hold the backlight and film in place. As a result, the Company’s customers are typically the assemblers of the LCD modules, although the Company has some customers who are the final assemblers of the products that are sold to consumers.

Until recently, the backlight industry was centered in Japan and Korea, where the majority of modules used in the production of LCD displays, such as Samsung and Toshiba, are located. Based on certain cost advantages, Taiwan has become a leading producer of backlights as well.

More recently, a large number of backlight manufacturers, both independent ones and operations associated with Japanese and Korean companies have begun production in the PRC, including Diguang. This shift of backlight production to the PRC is based in large measure on the comparability of its technical workforce and facilities to those of the traditional Asian producers, together with significant labor cost advantages. Those factors have, to some extent, pulled the assembly of display units into the PRC as well, even though a relatively small amount of the modules used to make LCD displays are currently produced in the PRC.

The Company considers its industry to be one that is expanding, as electronics are incorporated into a growing number of products and devices that benefit from the display of information and images. The Company has benefited from certain cost and strategic advantages relative to its competitors and those advantages have enabled it to maintain certain margins on the Company’s products up to this point. However, as a growing percentage of backlight production shifts to the PRC from higher-cost countries, price competition will increase, and the Company’s ability to preserve margins will depend on its continuing to improve its product quality, production efficiency and customer services relative to its competitors.

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

(b) The Acquisition of Diguang Holdings

On January 10, 2006, Online entered into a share exchange agreement to acquire all of the issued and outstanding shares of the stock of Diguang Holdings in exchange for 18,250,000 shares of Online common stock.  In connection with the Share Exchange, Online’s name was changed to Diguang. References to “we”, “us” and “our” in this section refer to Diguang, formerly known as Online. The Company also effected a 3-for-5 reverse split of its outstanding stock, which reduced the shares issued and outstanding from 11,518,233 to 6,910,940, and Terri Wonderly, the Company’s CEO, returned to the Company for cancellation 4,967,940 of its common stock that she owned.  As a result, the total outstanding shares of common stock immediately prior to the Share Exchange were 1,943,000.  Taking into account the shares issued in the Share Exchange and the private placement of $12 million described below, the “Offering”, the Company now has 22,593,000 shares of common stock issued and outstanding, 18,250,000 of which are owned by Diguang Holdings’ former shareholders, with the balance being held by a combination of its shareholders prior to the Share Exchange and the investors in the Offering.

On March 17, 2006, Online issued 2.4 million shares of its common stock in exchange for the gross proceeds of $12 million and issued another 18,250,000 shares of its common stock in exchange for 100% equity interest in Diguang Holdings, making Diguang Holdings a wholly-owned subsidiary of Online. Consummating the above two transactions simultaneously, Online and Diguang Holdings successfully fulfilled its contractual obligations, respectively, under the Stock Exchange Agreement on March 17,

The Share Exchange is regarded as a reverse merger, since Diguang Holdings’ former shareholders obtained control of the Company.  As a result, Diguang Holdings is considered to be the acquirer for accounting purposes.  Also as a result of the Share Exchange, the Company ceased being a shell company.

The Company now owns 100% of the issued and outstanding stock of Diguang Holdings, which was incorporated in the British Virgin Islands on July 27, 2004 to hold the equity interest in the following entities:

•	Shenzhen Diguang Electronics Co., Ltd., a China based entity, or “Diguang Electronics”;

•	Well Planner Limited, a Hong Kong based entity, or “Well Planner”; and

•	Diguang Science and Technology (HK) Limited, a British Virgin Islands based entity, or “Diguang Technology”.

These three companies, Diguang Electronics, Well Planner and Diguang Technology, comprise all of Diguang’ subsidiaries, at that time.

The address of the Company’s executive and administrative offices is 23rd Floor, Building A, Galaxy Century, No.3069, Caitian Road, Futian District, Shenzhen, the PRC. The Company’s  telephone number is 86-755-2655-3152.

As of March 17, 2006, Diguang Holdings was 100% owned by Sino Olympics, a British Virgin Island company that is owned by Yi Song and Hong Song, two of the Company’s  directors and officers as of the close of the Share Exchange.  On March 17, 2006, in a private transaction completed just prior to the Share Exchange, five accredited investors acquired a total of 876,941, 6.85%, of Diguang Holding’s shares from Sino Olympics for $5,000,000, approximately $5.70 per share.  Those five shareholders and Sino Olympics were the only shareholders of Diguang Holdings at the date of the Share Exchange.

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

Diguang Electronics designs, develops and manufactures LED and CCFL backlight units.  These backlight units, as more fully described in the Narrative Description of Business Section, are essential components used in illuminating display panels such as TFT-LCD and color STN-LCD panels.  These display panels are used in products such as mobile phones, PDAs, digital cameras, computers or television displays and other household and industrial electronic devices.  Diguang Electronics’ customers are located in both China and overseas.  Diguang Electronics’ address is 23rd Floor, Building A, Galaxy Century, No.3069, Caitian Road, Futian District, Shenzhen, the PRC.

Well Planner was established under the laws of Hong Kong, Special Administrative Region on April 20, 2001.  Originally owned directly by Yi Song and Hong Song, it is now a wholly-owned subsidiary of Diguang as a result of a reorganization of the Songs’ ownership interests in Diguang and the Diguang subsidiaries in June 15, 2005.  Well Planner’s principal business is custom forwarding of Diguang Electronics’ products, which assists Diguang Electronics in meeting export and import requirements that apply to the international sale of its products and the importation into China of raw materials that Diguang Electronics uses in its manufacturing operations.  Well Planner performs these services under a service agreement that provides for a service fee of not less than 2% of the goods Well Planner has handled for Diguang Electronics. Well Planner mainly sells to Diguang Technology and has smaller sales to third-party customers since 2008. Well Planner’s address is 10/F, 579 Nathan Road, Mongkok, Kowloon, Hong Kong SAR.

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

The Company has been conducting operations in only one business segment; hence, there is only a segment disclosure which is based on geographical locations of the customers.

Historically, the capital expenditures have included the purchase of production equipment, office equipment and leasehold improvements, all within the PRC. In connection with the expansion and ramp-up of the Company’s PRC production capability and capacity, Diguang incurred capital expenditures of $6.52 million, $6.17 million and $2.61 million in 2006, 2007 and 2008, respectively. The Company depreciates its production equipment and office equipment on a straight-line basis over an estimated useful life of five to ten years, and land usage right and plant and buildings over 20 to 50 years.

Currently, Diguang does not have any capital expenditures or divestitures in progress.

Additional capital expenditures are being considered and may be made if the demand for the Company’s  products justifies doing so.

(c) Description of the Amended and Restated Share Exchange Agreement

The Company filed a current report on Form 8-K on January 17, 2006 to disclose its entry into a definitive Share Exchange Agreement to acquire Diguang Holdings, a British Virgin Islands company with operating subsidiaries in the People’s Republic of China, Hong Kong and the British Virgin Islands.

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

The transactions contemplated by the Share Exchange Agreement closed on March 17, 2006.  As a result, Diguang Holdings became the Company’s  wholly owned subsidiary. The Company had previously changed its name from Online Processing, Inc. to Diguang International Development Co., Ltd., “Diguang” or the “Company” or “we” or “our”.  Pursuant to the name change, the Company has a new OTCBB trading symbol, DGNG, which it disclosed in a Form 8-KA filed on March 6, 2006.

As noted, the Company’s and Diguang Holdings management believed that it was in the Company’s interest to remain a Nevada corporation. Therefore, the Company and Diguang Holdings’ shareholders agreed to amend the Share Exchange Agreement to eliminate as a closing condition that Online redomicile to the British Virgin Islands.  Accordingly, the Company’s Articles of Incorporation and Bylaws, as amended, not the Association and Memorandum of Association that were attached as an exhibit to the January 17, 2006 Form 8-K, will govern the Company. The Company’s Articles of Incorporation, as amended, are attached as an exhibit to a previous SEC filing.

On March 17, 2006, the Company accepted subscriptions from 94 accredited investors, and not 91 as was previously reported on its Current Report filed on Form 8-K on March 21, 2006, to acquire 2,400,000 shares of its common stock through a private offering at a per share price of $5.00, generating gross proceeds of $12,000,000.  This private equity financing was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Securities Act of 1933, as amended for issuances not involving a public offering and Rule 506 of Regulation D promulgated thereunder.

In addition to removing the closing condition that the Company convert to a British Virgin Islands company, the parties also modified the Share Exchange Agreement to provide for the assumption of an option plan adopted by Diguang Holdings prior to the closing of the Share Exchange. Diguang Holdings had issued options under that plan equivalent to approximately 540,000 shares of the Company’s stock to its independent directors and certain members of its management. This varied from the information regarding an option plan disclosed in the Current Report on 8-K filed on January 17, 2006, which stated that an option plan would be adopted by the Company after closing, would reserve 1,500,000 shares for issuance under the plan and that no options would be issued prior to eighteen months following closing without the consent of the member of the Board of Directors not appointed by Diguang Holdings. The limit on options to be issued of 1,500,000 remains in place, so that under the assumed plan approximately 960,000 shares remain available for future issuance, and the grant of any of those options prior to 18 months following the closing of the share exchange remains subject to the consent of the member of the board of directors not appointed by Diguang Holdings.

The parties had intended to increase the authorized stock of Online to 50,000,000 shares as part of the process of converting to a British Virgin Islands corporation. This increase was needed to provide for the issuance of additional stock compensation to certain of Diguang Holdings’ shareholders if the Company achieves certain after-tax earnings objectives for the fiscal years 2006 through 2009.  As the conversion to a British Virgin Islands corporation did not take place, the Company amended its certificate of incorporation to increase its authorized capital from 25,000,000 to 50,000,000 shares of common stock, thus satisfying that requirement of the Share Exchange Agreement.  The Share Exchange Agreement was also revised to require the parties to provide audited financial statements as of December 31, 2005, rather than audited financial statements as of December 31, 2004 and reviewed statements as of June 30, 2005.

In the Share Exchange, the Company acquired all of Diguang Holdings’ issued and outstanding shares of common stock in exchange for 18,250,000 shares of its common stock. Prior to that, the Company effected a 3 for 5 reverse stock split, information regarding which was provided in Online’s January 17, 2006 Form 8-K and its Current Reports on Form 8-K filed on February 15, 2006 and February 24, 2006, and 4,967,940 shares of the Company’s stock standing in the name of Terri Wonderly were cancelled.  As a result of all of the foregoing and the issuance of 2,400,000 shares in the Offering, the Company now has 22,593,000 shares of common stock issued.  Of that amount, Diguang Holdings’ former shareholders own 80.8%, with the balance held by those who held Online’s shares prior to the Share Exchange and the investors in the Offering. As a result of the Share Exchange, Diguang Holdings’ former shareholders obtained control of Diguang, and Diguang Holdings’ officers and directors were appointed as Diguang’s officers and directors.

In accordance with the Share Exchange Agreement, the Company’s shareholders will be granted certain incentive shares if we, post reverse merger, meet certain financial performance criteria. The incentive shares and financial performance criteria are as follows:

	Total Incentive Shares	2006	2007	2008	2009
Sino Olympics Industries Limited	6,000,000	500,000	1,500,000	2,000,000	2,000,000
After-tax Profit Target (in million) (1)		$15.7	$22.8	$31.9	$43.1

(1) After-tax profit targets would be the income from operation, less taxes paid or payable with regard to such income, excluding the effect on income from operations, if any, resulting from issuance of incentive shares in any year. By way of example, if the incentive shares for 2006 are earned and issued in 2007 with an aggregate value of $7 million, and as a result the income from operations for 2007 is reduced by $7 million, the determination of whether the after-tax profit targets are hit for 2007 will be made without deducting the $7 million from income from operations. That is, if income from operations was $20 million after the charge for issuance of the incentive shares, for purpose of issuance of incentive shares for 2007, income from operations will be deemed to be $27 million, and whether the target is hit will be determined by deducting from $27 million the amount of taxes that would have been paid or payable had income from operations actually been $27 million.

The Company accounts for the transactions of issuing these incentive shares based on the fair value of grant date in accordance with SFAS 123R. Under SFAS 123R, the grant date was effective March 17, 2006. Accordingly, the compensation expense has been calculated, but will be recorded over the period, in which the shareholders of Diguang can earn any of the amounts each year, only if meeting the prescribed target in the Share Exchange Agreement is probable.

The Company did not meet the 2006, 2007 and 2008 after-tax profit target. No incentive shares have been issued to date.

(d) Financial Information about Geographic Areas

Total revenues by category of activity and geographic market

The Company currently operates only in one business segment and generate revenues only from the sale of CCFL and LED backlights for LCDs.  Since the Company’s major production base is in China, and since export revenue and net income in overseas entities accounted for a significant portion of total consolidated revenue and net income, management believes that the following table presents useful information for measuring business performance, financing needs, and preparing the Company’s corporate budget, among other things.

	Years Ended December 31,
	2006	2007	2008
Sales to China domestic customers	$2,714,184	$7,297,447	$15,002,027
Sales to overseas customers	31,528,433	38,611,809	40,428,654

	$34,242,617	$45,909,256	$55,430,680

Financial Information about Geographic Areas

During 2006, 2007 and 2008 the Company derived $2,714,184, $7,297,447 and $15,002,027 respectively, of its revenues from customers in China, excluding Hong Kong and Taiwan, the domicile of the Company’s four principal operating subsidiaries, Diguang Electronics, Dihao, Wuhan Diguang and Dongguan Diguang.

Revenues from customers outside of China for 2006, 2007 and 2008 totaled $31,528,433, $38,611,809 and $40,428,654 respectively. The Company attributes sales to individual foreign countries based on the destination to which it ships the products.

There are certain risks associated with the concentration of the Company’s operations in China. These include currency risks and political risks. See Risk Factors below. Until recently, the Chinese government pegged its currency, the renminbi (RMB) to the United States dollar, adjusting the relative value only slightly and on infrequent occasion. Many people viewed this practice as leading to a substantial undervaluation of the RMB relative to the dollar and other major currencies, providing China with a competitive advantage in international trade. China now allows the RMB to float to a limited degree against a basket of major international currencies, including the dollar, the Euro and the Japanese yen. This change in policy produced a cumulative revaluation of the RMB of about 17.6% so far.

This 17.6% increase in the value of the RMB has produced certain effect on the Company’s business or its financial performance.  If the Chinese government allows significant further revaluations of the RMB in the near future, it could have adverse consequences on the Company’s ability to compete internationally. In particular, such a revaluation would make the Company’s products relatively more expensive in markets outside of China than before the revaluation, representing about 73% of the Company’s product revenues, including those from Hong Kong, which could slow or eliminate the Company’s anticipated growth.

Offsetting this risk to some degree is the fact that if further revaluation of the RMB does occur, it will result in an increase to the Company’s profits when stated in dollar terms for a given level of profit in RMB. It is difficult to tell which of these effects, if either will be more significant, and therefore the Company cannot know whether the revaluation of the RMB would have an overall negative or positive effect on the value of its business.

From a political standpoint, only recently has China moved away from a centrally planned economy toward a market driven economy. It is not possible to predict how rapidly the move to a market economy will continue, or if it will continue at all or even reverse. Similarly, the government has recently been encouraging the development and growth of privately owned enterprises. Both of those political trends have benefited the Company’s expansion. Should the government modify or reverse those policies, it could prove detrimental to us.

Additionally, China has historically been indifferent to the enforcement of intellectual property rights, on which the Company currently depends and expects to continue to depend to a significant degree. As a condition to its admission to the World Trade Organization, China committed to improve the enforcement of intellectual property rights, and there is evidence to show that it has done so, including increased prosecutions of intellectual property pirates. Should China reverse that policy, it could be detrimental to the Company’s business prospects due to its Chinese competitors’ infringement on the Company’s intellectual property.

It is not yet clear to the Company whether its three-year geographic financial information is indicative of its current or future operations, particularly with regard to the Company’s sources of revenues. Several factors make it difficult to tell whether the Company will derive more or less of its revenues from countries other than China going forward. This includes the Company’s rapid growth, the anticipated rapid rate of growth of businesses in China that make products incorporating the Company’s backlight products and its development of larger backlights. However, the Company does not anticipate a material effect on its business if a shift in the geographic distribution of its sales occurs.

(e) Narrative Description of Business

Prior to entering into the memorandum of understanding with Diguang Holdings, the Company had not had any operations since March 2003. As a result of the Share Exchange, the operations of Diguang Holdings’ subsidiaries became the Company’s principal operations, and therefore all of the information provided below relates to the operations of Diguang Holdings’ subsidiaries.

The Company specializes in the design, production and distribution of small to medium-sized Light Emitting Diode and Cold Cathode Fluorescent Lamp backlights for various Thin Film Transistor Liquid Crystal Displays, or “TFT-LCD”, and Super-Twisted Nematic Liquid Crystal Display, or “STN-LCD”, Twisted Nematic Liquid Crystal Display, or “TN-LCD”, and Mono LCDs as well as the LED lighting, LED displays and Notebook, which are widely developing in the production, taken together, these applications are referred to as “LCD” applications. Those applications not only include color displays for cell phones, car televisions and navigation systems, digital cameras, televisions, computer displays, camcorders, PDAs and DVDs, CD and MP3/MP4 players, appliance displays and the like, but also include the indoor and outdoor lighting, the home and office use with the energy saving and environmental protections. The Company conducts that business principally through the operations of Diguang Electronics, Dihao, and Wuhan Diguang.

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

The Company achieved some success in expanding its customer base and its geographic markets during 2008. Sales to the Company’s largest customer generated 20% of its revenues for 2008 compared with 16% in 2007. Sales to the Company’s three largest customers increased to 42% of 2008 revenue compared to 39% in 2007. The Company’s top three customers in 2008 are Hannstar-TPV Display (Wuhan) Corp., Transcend Optronics and LG.Philips Ltd. The Company is continuing its efforts to diversify and broaden its customer base to become less reliant on these customers, including the development of new products, such as backlights for flat panel televisions.

Diguang Electronics is one of the first companies in China to use patented light guide panel technology by mould injection method to produce backlight units. The Company has received various awards and accolades, including the Shenzhen Science and Technology Progress Award in 2003. Additionally, Diguang’s products, namely CCFL backlights and white LED backlights, were included in the National Important New Products Project, and the Company received the “Important New Products” certificate in 2003.

Diguang Electronics caters to the global demand for backlight products on the basis of quality, cost and order fulfillment time. Diguang Electronics’ focus on product quality includes the use of quality materials obtained from selected international suppliers, and thorough quality control inspection of raw materials prior to use in production and finished products prior to shipment. Diguang Electronics also strives to offer its products at a lower cost than most competitors. This is made possible through Diguang Electronics’ skilled labor force with a relative lower labor cost level after the enactment and effectiveness of the new labor law in China on April 1, 2008. Existing economies of scale also contribute to keeping costs low. Diguang Electronics also has the ability to deliver its initial run of products within 15 to 30 days from the time an order is placed, while many of its competitors may require more time. This rapid fulfillment capability is possible because of Diguang Electronic’s large and skilled product development team, and it provides an important advantage to Diguang Electronics in this competitive market.

Diguang Electronics’ commitment to quality is evidenced by the fact that in 1999, Diguang Electronics received ISO9002 certification from Shenzhen Quality Certification Centre; in 2002 it received QS9000 certification from Moody International Certification, ISO9001 certification from the TUVCERT Certification Body in 2005, and the certification of ISO/TS16949 in 2006. These certifications signify that Diguang Electronics has established and adheres to high quality standards in the conduct of its product design and manufacturing operations.

As a full-service manufacturer of CCFL, LED backlights for LCDs Diguang Electronics works with its customers to design the proper backlight to meet the customers’ specifications for a particular product and application. Nearly all of Diguang Electronics’ products are customized in terms of customers’ specific applications. Diguang Electronics currently co-develops 30-50 new products with customers each month. Diguang Electronics has developed or co-developed more than 2,600 different products and over 2300 sets of molds for LED/CCFL backlights meeting different customer specifications to date and has put more than 2,000 LED/CCFL products meeting unique customer specifications into mass production. Diguang Electronics typically does not receive direct payments from customers to develop products, but it does include the costs of developing products to meet customer specifications into its pricing.

The Company’s sales are obtained either through its internal workforce, its subsidiaries of Well Planner and Diguang Technology, or through commissioned sales agents that represent the Company in locations outside of China.

Historically, the majority of the world’s backlight production was located in Japan and Korea, although due to low cost advantages and recent improvements in product quality, Taiwan and Mainland China have emerged as significant areas of backlight production. By conducting the Company’s business related to the design, production and distribution of backlights in China, principally through the operations of Diguang Electronics, the Company is able to take advantage of the low labor and other costs in China relative to other countries.

The Company’s business is subject to slight seasonal fluctuation. Many of the products that incorporate its backlights are popular household electronic consumer goods such as home entertainment equipment and cellular phones, which enjoy a higher rate of retail sales in the fourth calendar quarter compared with other times of the year. However, the varying lead times associated with those products and the inclusion of many product lines that are not seasonal in nature, such as home appliances and office equipment, limit the seasonal nature of the Company’s business. Overall, the Company does not consider its business to vary from quarter to quarter to the extent that would justify describing it as a seasonal business.

There are no practices in the Company’s industry that have a significant effect on working capital requirements. Most of the Company’s business is done on a relatively short cycle time, on average, less than a month from customer order to initial fulfillment and between 1 to 3 months for payment. The capital costs associated with product development are relatively small on an individual product basis, although the aggregate of such costs is meaningful given the large number of products that the Company develops on an ongoing basis. Molds meeting customers’ size specifications are needed to form the housings for the backlights, but these molds are not costly, and the Company has accumulated approximately 2,300 of them during its years of operation, many of which can be reused to make a new product with little or no adjustment. A significant aspect of the Company’s business model is providing a rapid response to customer orders, which helps to minimize the amount of inventory the Company must carry. The Company also does not need to carry large amounts of raw material inventories because raw materials have been readily available from a number of suppliers.

The principal raw materials used in a LED backlight consist of LED chips, or SMD, reflectors, brightness enhancing films, silica gels and plastics, PMMA or PC etc. Those materials are available from numerous suppliers, most of them based in Asia, such as Nanjing Longguang Electronics Co. Ltd., HI SPEED Company, Toryota, Nicha, Kimoto, Hong Kong Panac Company, Global Trading Company and Advanced OPTO Company, etc. The Company purchased its raw materials from over 20 suppliers in Asia and from two United States based companies, 3M and Cree. The Company follows a practice of obtaining each of its raw materials from multiple suppliers as a means of ensuring supply, protecting against fluctuations in price, whether producer or currency related, and making certain that the Company’s quality standards are consistently met.

(f) Significant Recent Events

Acquisition of 65% interest in North Diamond

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

Sino Olympics committed to contribute $3.25 million, accounting for 65% interest, to North Diamond and the other investors committed to contribute $1.75 million, accounting for a 35% interest, to North Diamond. As of June 30, 2006, Sino Olympics has contributed capital of $1 million, increasing its capital contribution up to $1.4875 million, accounting for a 59.5% interest. The other investors contributed $1.0125 million, accounting for a 40.5% interest in North Diamond. On September 19, 2006, Sino Olympics contributed another $392,857. By doing so, it obtained the expected 65% equity ownership of North Diamond before exercising the purchase option. On September 19, 2006, the 65% versus 35% equity interest in North Diamond satisfied the original capital commitment.

Pursuant to the signed option agreement, the Company had the right to acquire the 32.5% interest held by the Song Brothers in North Diamond, in exchange for cash payment of $487,500 plus interest at 6% per annum from the date of capital contributed to the date of acquisition actually taken place. The Company also obtained an option to acquire the entire 65% interest from Sino Olympics with the expectation that the total investment could reach $3.25 million plus interest at 6% per annum from the date at which the Song brothers contributed their capital into North Diamond to the date the Company exercises the acquisition option. If the Company exercises, solely based on the Company’s discretion, the aforementioned option, the Company would assume the obligation to contribute $3.25 million of the registered capital of $5 million into this WOFE.

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

On January 3, 2007, the Company exercised the option and the purchase price determined in accordance with the Amended and Restated Purchase Option Agreement was $1,977,864, of which $97,507 was interest paid at an interest rate at 6%.

Setting up of Wuhan Diguang

On November 18, 2006, Shenzhen Diguang Electronics Co., Ltd., or “Diguang Electronics”, and Diguang International Holdings Limited, or “Diguang Holdings”, entered into a Sino-Foreign Equity Joint Venture Agreement, or the “Joint Venture Agreement”, for the establishment of Wuhan Diguang Electronics Co., Ltd., or “Wuhan Diguang”. Pursuant to the Joint Venture Agreement, Diguang Electronics and Diguang Holdings would set up Wuhan Diguang in Wuhan, Hubei Province, the People’s Republic of China, with a registered capital of $1 million, of which 70% shall be contributed by Diguang Electronics and the remaining 30% by Diguang Holdings. The business scope of Wuhan Diguang would be “manufacture and sale of flat panel display, LED optical-electronic parts, fuse, LCD module, back light and electronic spare parts”.

Wuhan Diguang was established on March 13, 2007 and its business license issued by Wuhan Municipal Administrative Bureau for Industry and Commerce is valid for 20 years expiring on March 12, 2027. In accordance with the Joint Venture Agreement, the registered capital of Wuhan Diguang would be contributed in three installments, with the first installment of $150,000 made in three months after the issuance of the business license, the second installment of $300,000 made in twelve months after the issuance of the business license, and the last installment of $550,000 made in eighteen months after the issuance of the business license.

As of December 31, 2007, $700,000 has been contributed by Diguang Electronics, and $300,000 has been contributed by Diguang Holdings.

Acquisition of 100% interest in Dongguan Diguang

On December 29, 2007, Diguang Holdings entered into a sale and purchase agreement, or the “Agreement”, with Sino Olympics Industrial Limited, or “Sino Olympics”, and Shenzhen Diguang Engine & Equipment Co., Ltd., to acquire a 100% interest in Dongguan Diguang. The closing date of the acquisition was December 30, 2007. The administrative approval process by governmental authorities was completed on October 20, 2008.

The above acquisition was approved by the independent directors of the Registrant at the board of directors’ meeting held on November 28, 2007.

According to the Agreement dated December 29, 2007, the consideration for the sale and purchase is $4,200,000 and the initial payment is $2,000,000, which was paid by the end of 2007, followed by four equal installments of $550,000 payable on June 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009 respectively. The Company paid the purchase consideration and related interest in accordance with the Agreement.

On January 1, 2008, Diguang Holdings assigned 70% of interest in Dongguan Diguang to Diguang Electronics.

Credit facilities provided by bank

On July 1, 2008, Diguang Electronics entered into a Facility Agreement, the “Facility Agreement”, with Shenzhen Ping An Bank Co. Ltd., “Ping An Bank”, as lender, pursuant to which, Ping An Bank would provide Diguang Electronics with bank loan facilities for up to RMB40,000,000, or $5,863,000.
The facilities under the Facility Agreement, the “Facilities”, consist of (i) a RMB30,000,000, or $4,397,000, term loan that is available until June 30, 2009 at a prevailing benchmark interest rate stipulated by the People’s Bank of China and (ii) a RMB10,000,000, or $1,466,000, bankers’ acceptance.  The Facilities are expected to be used in connection with the purchase of raw materials relating to Diguang Electronics’ business and will mature on June 30, 2009.
As of December 31, 2008, the Facilities were used in a short-term loan of RMB30,000,000 and notes payable of RMB10,000,000.

Research and Development

In addition to the Company’s product development work, taking existing, available technology and adapting it to the specific needs of a customer for a particular product, the Company engages in research and development, which involves developing new, proprietary techniques or products.  The Company’s growth rate is attributable to a number of patents, especially in the area of light guides and other innovations that improve the quality, a combination of brightness, evenness, color of the light generated, and durability, of its products relative to other backlight manufacturers.

The Company is engaged in efforts to develop some technologies that reduce energy consumption and other environmental impacts of its devices.  The innovations can be used for a variety of applications in screens of almost all sizes. Management believes that many of the Company’s new technologies will be patentable, and the Company expects to file for and maintain both Chinese and/or international patents where the value of the invention warrants the expense and effort of doing so.

The Company has spent $1,286,527, $1,214,684 and $1,610,329 for the years ended 2006, 2007 and 2008 respectively on research and development efforts to improve existing products and processes and to develop new products, not including the expenses to develop particular backlight products utilizing existing technology to meet customer specifications for products.

The Company’s major manufacturing processes are “dry,” meaning that they do not involve significant quantities of solvents, plating solutions or other types of materials that lead to the generation of large amounts of hazardous wastes, process wastewater discharges or air pollutant emissions.  The Company has moved into its state-of-the-art manufacturing facility in Dongguan in 2005, and as a result the Company does not anticipate any material capital expenditures for pollution control equipment for 2009.  The Company is contemplating the construction or acquisition of additional manufacturing facilities if its current projections for increased product demand are met, but environment-related costs are not expected to be a material portion of the costs of constructing that facility, given the nature of the Company’s processes.

Customers

The Company’s customer base consists of many large and medium sized companies, which include PVI,  ALCO, HOT TRACKS, Hannstar-TPV Display (Wuhan) Corp., Transcend Optronics, LG Philips, IZTECHNOLOGY, Gree, Shanghai Tianma, Seiko, Midea, Affitronics, Samsung, CCT, Ellipse, Secure, Archos and Wintek, etc.  In 2008, the Company’s largest customer by sales volume accounted for approximately 20% of total revenues.  The Company’s top two customers accounted for approximately 31% of revenues and collectively, its top three customers that year generated about 42% of revenues.  The Company’s top three customers included Transcend Optronics, Hannstar-TPV Display (Wuhan) Corp. and LG. Philips Ltd. As a result, the loss of one or more of the Company’s top customers or a significant decrease in the volume of business that the Company does with those customers would have a material adverse effect on its business.  To help protect against that risk, the Company continually seeks to diversify its customer base, in particular by expanding its international sales efforts.  The Company also expects to introduce new backlight technologies for a variety of applications that will help expand and diversify its customer base.

Due to the Company’s current modest utilization of its production capacity and its practice of rapid turnaround of customer orders, the Company does not maintain a large backlog of orders relative to its annual revenue figures.  Also, because nearly all of the Company’s products are custom made to customer specifications, experience has shown that nearly the Company’s entire order backlog is firm; virtually all orders that are placed are completed and delivered.

The Company does not do any business directly with governments, although many of its customers may make products for sale to governments around the world.

Competition

The display backlight market is highly competitive.  It has traditionally been centered in Japan and Korea, where the majority of LCDs and related components continue to be made.  Due to cost advantages and an increase in product quality, Taiwan has recently emerged as a significant producer of backlights, and China is growing in importance as a source of backlights.

To management’s knowledge, there are no independently published industry statistics that can be used to measure the Company’s market share among China-based companies accurately.  However, based on its general knowledge of the Chinese backlight industry, management believes that the Company is one of the largest and fastest growing manufacturers of backlight units in China.

Taking into consideration factors such as geographic market, product mix and customer base, the Company believes the following companies are its main competitors: Shian Yih Electronics Ind. Co. Ltd. (Taiwan), Wai Chi Electronics Ltd. (Hong Kong), Radiant Opto-Electronics Corporation (Taiwan) and K-Bridge Electronics Co. Ltd. (Taiwan) etc.  Even though these competitors are based outside China, each has significant manufacturing operations in China.  Due to the advancements that Taiwanese and Chinese producers have made within this industry, the Company’s main competitors are no longer Japanese or Korean producers.

As with most other products, competitive advantages in backlights derive from a favorable combination of price, quality and customer service.  The Company believes that it is well-positioned to compete effectively in all three of those areas.  The Company has only recently moved into a new state-of-the-art manufacturing facility, which provides it with significant efficiencies and the space to increase its output from 100,000 small and medium units per day to 200,000-300,000 units per day, depending on size of products.  In addition, China’s well-known labor cost advantages relative to Japan, Korea and Taiwan have enabled the Company to put price pressure on its foreign rivals, thereby helping the Company to gain market share while maintaining certain margins.  The Company currently expects that growth to continue.  However, as more of the world’s backlight productions shift to China, the Company’s comparative advantage of lower costs comparing to other Asian countries will diminish.

The Company’s quality enhancements include innovations in light guide technology with a corresponding increase in backlight life.  The improved overall performance resulting from these enhancements is one of the reasons the Company has enjoyed a history of rapid growth.  The Company believes, based on its familiarity with other products in the market, that it has a technological advantage relative to other producers.  The Company expects that this existing technological advantage, combined with its anticipated development of additional patented technology, will continue to give it a competitive advantage.

Another important factor in the Company’s ability to compete is its relative short cycle time from the receipt of a customer’s order to the initial delivery of products to the customer.  On average, this is a 15- to 30- day process for us, while many of the Company’s competitors take longer to reach the same result.  The Company’s short cycle time is due to, among other things, its modern facilities and equipment, along with its large and skilled product development staff.

Intellectual Property

Diguang Electronics owns 14 current patents. The patent transfer agreement for seven unexpired Chinese is in the process of being drafted as the Company is discussing with Mr. Yi Song, the owner of the patents and Diguang’s Chairman and CEO, whether or not any consideration, either cash or stock or both, would be paid for the contemplated patents transfer. However, prior to the completed patent transfer, Yi Song by way of a written license allowed Diguang Electronics to use his backlight patents free of charge until the relevant patents have been transferred to Diguang Electronics. Two of these patents expire in March 2008 and October 2009, which are not significant to the Company’s operation, respectively, and the remaining six have expiration dates ranging from 2010 to 2013.

These patents include:

Patent Name		Patent Number	Holder	Effective date of Patents	Expiry date of Patents

1	Uniformly Effective Front Backlight	ZL 99 2 48884.2	Yi Song	28/10/1999	27/10/2009

2	Efficiency Backlight and front Backlight of Side radiation	ZL 00 2 33726.6.	Yi Song	12/05/2000	11/05/2010

3	Efficiency Photosensitive Sensor for Graphic Content	ZL 01 2 01714.0	Yi Song	20/01/2001	19/01/2011

4	Efficiency Uniform Illuminance Equipment	ZL 02 2 05116.3	Yi Song	10/02/2002	9/02/2012

5	Advanced Efficiency Backlight of Side radiation	ZL 01 2 19472.7	Yi Song	13/04/2001	12/04/2011

6	Efficiency Uniform Backlight of Front Backlight and White Backlight radiation	ZL 01 2 71009.1	Yi Song	19/11/2001	18/11/2011

7	High Efficiency of Light Source for Planar Fluorescent Lamp	ZL 200420006645.8	Yi Song	11/03/2004	10/03/2014

8	Improved Uniform and Luminous Side Backlight Device with High Efficiency	ZL 090220868	Yi Song	30/11/2001	29/11/2011

9	Efficiency Fluorescent Lamp of New Model	ZL 200320130305.1	Diguang Electronics	23/12/2003	22/12/2013

10	Efficiency Photosensitive Sensor for Graphic Content	Taiwan Patent	Yi Song	22/03/2001	22/03/2011

11	LED Optic Display	ZL200410074672.3	Yi Song	13/09/2004	13/09/2024

12	LED Grouping with Parallel Connected Backlight Modules for Big Sized TFT-LCD TV	ZL200620120892.X	Diguang Electronics	11/07/2006	11/07/2016

13	LED backlight module with adiabatic euphotic material radiator system	ZL200720005429.5	Diguang Electronics	23/04/2007	23/04/2017

14	Backlight Modules with LED Reflect Concave	ZL200620120893.4	Diguang Electronics	11/07/2006	11/07/2016

15	arrayed LED backlight modules with direct type	ZL200620120894.9	Diguang Electronics	11/07/2006	11/07/2016

16	Lightings and Lamps	ZL200720001219.9	Diguang Electronics	09/01/2007	09/01/2017

17	Inserted CCFL Backlight Module	ZL200620139418.1	Diguang Electronics	30/12/2006	30/12/2016
18	LED Light Source System with Heat Conduction and Heat Dissipation System	200710305676.1	Diguang Electronics	19/12/2007	19/12/2027
19	Side Lighting Backlight with Integrated Light Guide Plate and Braced Frame	ZL200720156070.1	Diguang Electronics	26/07/2007	26/07/2017
20	LED Lightings (Streetlight)	ZL200720126525.5	Diguang Electronics	08/08/2007	08/08/2017
21	Direct Type Backlight	ZL200510090917.6	Diguang Electronics	19/08/2005	19/08/2025
22	Lightings and Lamps	ZL200720177852.3	Diguang Electronics	12/10/2007	12/10/2017
23	Video Controlled LED Backlight and Its Controlling Calculation	200610090989.5	Diguang Electronics	06/07/2006	06/07/2026
24	Efficiency Planar Light Source	ZL200410039145.9	Diguang Electronics	12/02/2004	12/02/2024

Almost all of the Company’s products incorporate technology from one or more of the above patents.  As these patents expire, the technology that they represent will become available to other backlight manufacturers. The expiration of two patents in 2008 and 2009 will not have material adverse impact on the Company’s operation results.  However, the pace of change in this field will generally mean that the technology represented by the expired patents is out-of-date.  The Company’s efforts will remain directed toward the development of new patents for leading-edge technologies that will help the Company to maintain its technological advantage.  The Company also intends to patent its new inventions both in China and internationally, and it continues to work closely with leading Chinese universities and research institutions in the development of such technology.

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

Risks Related to the Company’s Business

Adverse trends in the electronics industry, such as an overall decline in price or a shift away from products that incorporate the Company’s backlights, may reduce the Company’s revenues and profitability.

The Company’s business depends on the continued vitality of the electronics industry, which is subject to rapid technological change, short product life cycles and profit margin pressures. In addition, the electronics industry historically has been cyclical and subject to significant downturns characterized by diminished product demand, accelerated erosion of average selling prices and production over-capacity.  It is also characterized by sudden upswings in the cycle, which can lead to shortages of key components needed for the Company’s business, for which there is not always an alternative source. Economic conditions affecting the electronics industry in general or the Company’s major customers may adversely affect the Company’s operating results by reducing the level of business that they furnish to the Company or the price they are willing to pay for the Company’s products.   If the Company’s customers’ products fail to gain widespread commercial acceptance, become obsolete or otherwise suffer from low sales volume, its revenues and profitability may stagnate or decline.

If OLED technology matures, it may lessen the demand for LCDs and LED/CCFL Backlights, which could reduce the Company’s revenues and profits.

Organic Light Emitting Diode technology is an alternative to traditional LED technology that is still in the development phase, with companies attempting to create an OLED solution for cell phones and other small size applications.  This technology has the potential to supplant traditional LEDs in many applications, but it still faces many performance issues related to the life span, processing technology, restrictions of sizes, etc. and for many applications it is still cost prohibitive.  If development of this technology overcomes those drawbacks, it will compete with existing LCD display technologies and may reduce the demand for LCDs and the backlights that the Company supplies to the makers of LCDs.  The Company’s client base is currently diverse and involved with manufacturing products in a variety of different sizes and for many different applications.  Due to the current diverse product base of the Company’s customers, a currently perceived growing demand for the Company’s backlights in medium and large size applications and enhancements in LCD technology, the Company believes that OLED technology will have little or no short term or medium-term effect on its levels of LCD backlight sales.  However, if the OLED technology matures or the Company’s current beliefs or understandings materially change, it may lessen the demand for LCDs and related components, leading to a reduction of the Company’s revenues or profits or both.

A few customers and applications account for a significant portion of the Company’s sales, and the loss of any one of these customers may reduce the Company’s revenues and profits.

A significant portion of the Company’s revenue is generated from a small number of customers.  42% of the total revenue was generated from top three customers in the year ended December 31, 2008.  Roughly 20% of the total revenue comes from one largest customer.  Under present conditions, the loss of any of these customers, or a significant reduction in the Company’s level of sales to any or all of them, could have a material adverse effect on the Company’s business and operating results.

The Company does not have long-term purchase commitments from its customers and may have to rely on customer forecasts in making production decisions, and any cancellation of purchase commitments or orders may result in the waste of raw materials or work in process associated with those orders, reducing both its revenues and profitability.

As a backlight manufacturer, the Company must provide increasingly rapid product turnaround. A variety of conditions, both specific to individual customers and generally affecting the demand for these products, may cause customers to cancel, reduce or delay orders. Cancellations, reductions or delays by a significant customer or by a group of customers would result in a material reduction in revenue.  Those customer decisions could also result in excess and obsolete inventory and/or unabsorbed manufacturing capacity, which could reduce the Company’s profits or impair the Company’s cash flow. On occasion, customers require rapid increases in production, which can strain the Company’s resources, leading to a reduction in the Company’s margins as a result of the additional costs necessary to meet those demands.

The Company’s customers generally do not provide the Company with firm, long-term volume purchase commitments. In addition, industry trends over the past five years have led to dramatically shortened lead time on purchase orders, as rapid product cycles have become the norm. Although the Company sometimes enters into manufacturing contracts with its customers, these contracts principally clarify order lead time, inventory risk allocation and similar matters, rather than providing for firm, long-term commitments to purchase a specified volume of products at a fixed price. As a result, customers can generally cancel purchase commitments or reduce or delay orders at any time. The large percentage of the Company’s sales to customers in the electronics industry, which is subject to severe competitive pressure, rapid technological change and product obsolescence, increases the Company’s inventory and overhead risks, among others, as the Company must maintain inventories of raw materials, work in process and finished goods to meet customer delivery requirements, and those inventories may become obsolete if the anticipated customer demand does not materialize.

The Company also makes significant decisions, including determining the levels of business that it will seek and accept, production schedules, component procurement commitments, facility requirements, personnel need, and other resource requirements, based upon its estimates of customer requirements. The short-term nature of the Company’s customers’ commitments and the possibility of rapid changes in demand for these products reduce the Company’s ability to estimate accurately the future requirements of those customers. Because many of the Company’s costs and operating expenses are fixed, a reduction in customer demand can reduce the Company’s gross margins and operating results. In order to transact business, the Company assesses the integrity and creditworthiness of its customers and suppliers and it may, based on this assessment, incur design and development costs that it expects to recoup over a number of orders produced for the customer.  Such assessments are not always accurate and expose the Company to potential costs, including the write off of costs incurred and inventory obsolescence if the orders anticipated do not materialize. The Company may also occasionally place orders with suppliers based on a customer’s forecast or in anticipation of an order that is not realized. Additionally, from time to time, the Company may purchase quantities of supplies and materials greater than required by customer orders to secure more favorable pricing, delivery or credit terms. These purchases can expose the Company to losses from cancellation costs, inventory carrying costs or inventory obsolescence, and hence adversely affect the Company’s business and operating results.

Failure to optimize the Company’s manufacturing potential and cost structure could materially increase the Company’s overhead, causing a decline in the Company’s margins and profitability.

The Company strives to utilize the manufacturing capacity of its facilities fully but may not do so on a consistent basis. The Company’s factory utilization is dependent on its success in accurately forecasting demand, predicting volatility, timing volume sales to its customers, balancing its productive resources with product mix, and planning manufacturing services for new or other products that it intends to produce. Demand for contract manufacturing of these products may not be as high as the Company expects, and it may fail to realize the expected benefit from its investment in its manufacturing facilities. The Company’s profitability and operating results are also dependent upon a variety of other factors, including: utilization rates of manufacturing lines, downtime due to product changeover, impurities in raw materials causing shutdowns, and maintenance of contaminant-free operations. Failure to optimize the Company’s manufacturing potential and cost structure could materially and adversely affect its business and operating results.

Moreover, the Company’s cost structure is subject to fluctuations from inflationary pressures in China and other geographic regions where the Company conducts business. China is currently experiencing dramatic growth in its economy. This growth may lead to continued pressure on wages and salaries that may exceed increases in productivity. In addition, these may not be compensated for and may be exacerbated by currency movements.

The Company faces intense competition, and many of its competitors have substantially greater resources than the Company has.  Increased competition from these competitors may reduce the Company’s revenues or decrease its margins, either or both of which would reduce its  profitability and could impair cash flow.

The Company operates in a competitive environment that is characterized by price deflation and technological change. The Company competes with major international and domestic companies. The Company’s major competitors include Shian Yih Electronics Ind. Co. Ltd., Wai Chi Electronics Ltd., Radiant Opto-Electronics Corporation, K-Bridge Electronics Co. Ltd., etc. and other similar companies primarily located in Japan, Taiwan, Korea, Hong Kong and China Mainland. The Company’s competitors may have greater market recognition and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than the Company does.  Furthermore, some of the Company’s competitors have manufacturing and sales forces that are geographically diversified, allowing them to reduce transportation expenses, tariff costs and currency fluctuations for certain customers in markets where their facilities are located.  Many competitors have production lines that allow them to produce more sophisticated and complex devices than the Company currently does and to offer a broader range of display devices to the Company’s target customers. Other emerging companies or companies in related industries may also increase their participation in the display and display module markets, which would intensify competition in the Company’s markets. The Company might lose some of its current or future business to these competitors or be forced to reduce its margins to retain or acquire that business, which could decrease its revenues or slow its future revenue growth and lead to a decline in profitability.

The Company depends on the market acceptance of its customers’ products, and significant slowdown in demand for those products would reduce its revenues and the Company’s profits.

Currently, the Company does not sell products to end users. Instead, the Company designs and manufactures various display product solutions that its customers incorporate into their products. As a result, the Company’s success depends almost entirely upon the widespread market acceptance of its customers’ products. Any significant slowdown in the demand for the Company’s products would likely reduce the Company’s revenues and profits.  Therefore, the Company must identify industries that have significant growth potential and establish strong, long-term relationships with manufacturers in those industries. The Company’s failure to identify potential growth opportunities or establish these relationships would limit the Company’s revenue growth and profitability.

The Company extends credit to its customers and may not be able to collect all receivables due to it, and its inability to collect such receivables may have an adverse effect on its immediate and long-term liquidity.

The Company extends credit to its customers based on assessments of their financial circumstances, generally without requiring collateral.  As of December 31, 2008, the Company’s accounts receivable, after deducting an allowance for bad debts, was $9.9 million.  The Company’s overseas customers may be subject to economic cycles and conditions different from those of its domestic customers. The Company may also be unable to obtain satisfactory credit information or adequately secure the credit risk for some of these overseas customers.  The extension of credit presents an exposure to risk of uncollected receivables.  Additionally, the Company may not realize from receivables denominated in a foreign currency the anticipated amounts in United States dollar terms due to fluctuations in currency values. The Company’s inability to collect on these accounts may reduce on the Company’s immediate and long term liquidity.

The growth of the Company’s business depends on its ability to finance new products and services and these increased costs may reduce its cash flows and, if the products and services in which the Company has invested do not succeed, it would reduce the Company’s profitability.

The Company operates in the consumer electronics industry, which is characterized by rapid change.  New technologies are appearing with increasing frequency to supplant existing technologies.  In order to capture increased market share, manufacturers are adopting a shorter product life cycle from a cosmetic, if not functional, standpoint, but those cosmetic changes generally have a direct effect on the backlight products that the new designs incorporate. Technological advances, the introduction of new products, new designs and new manufacturing techniques could render the Company’s inventory obsolete, or it could shift demand into areas where the Company is not currently engaged.  If the Company fails to adapt to those changing conditions in a timely and efficient manner, its revenues and profits would likely decline. To remain competitive, the Company must continue to incur significant costs in product development, equipment and facilities and to make capital investment. These costs may increase, resulting in greater fixed costs and operating expenses. As a result, the Company could be required to expend substantial funds for and commit significant resources to the following:

•	research and development activities on existing and potential product solutions;

•	additional engineering and other technical personnel;

•	advanced design, production and test equipment;

•	manufacturing services that meet changing customer needs;

•	technological changes in manufacturing processes; and

•	expansion of manufacturing capacity.

The Company’s future operating results will depend to a significant extent on the Company’s ability to continue to provide new product solutions and electronic manufacturing services that compare favorably on the basis of time to market, cost and performance with the design and manufacturing capabilities and competing third-party suppliers and technologies. The Company’s failure to increase its net sales sufficiently to offset these increased costs would reduce the Company’s profitability.

The Company is subject to lengthy sales cycles, and it could take longer than the Company anticipates before its sales and marketing efforts result in revenue.

The Company’s focus on developing a customer base that requires custom displays and devices means that it may take longer to develop strong customer relationships. Moreover, factors specific to certain industries have an impact on the Company’s sales cycles. In particular, those customers who operate in or supply to the medical and automotive industries require longer sales cycles, as qualification processes are longer and more rigorous, often requiring extensive field audits. These lengthy and challenging sales cycles may mean that it could take longer before the Company’s sales and marketing efforts result in revenue to us, if at all.  As a result, the return on the time and effort invested in developing these opportunities may be deferred, or may not be realized at all, reducing the Company’s profitability.

Products the Company manufactures may contain design or manufacturing defects, which could result in reduced demand for its services and customer claims, causing it to sustain additional costs, loss of business reputation and legal liability.

The Company manufactures products to its customers’ requirements, which can be highly complex and may at times contain design or manufacturing errors or failures. Any defects in the products manufacture, whether caused by a design, manufacturing or component failure or error, may result in returns, claims, delayed shipments to customers or reduced or cancelled customer orders. If these defects occur, the Company will incur additional costs, and if in they occur in large quantity or frequently, it may sustain additional costs, loss of business reputation and legal liability.

The Company could become involved in intellectual property disputes, resulting in substantial costs and diversion of its management resources.  Such disputes could materially and adversely affect the Company’s business by increasing its expenses and limiting the resources that the Company can devote to expansion of its business, even if the Company ultimately prevail.

Diguang Electronics currently possesses 14 Chinese patents, and the Company utilizes the additional patented technologies that are material to its business, which are in the process of being transferred to Diguang Electronics from Yi Song, referred to in its prior filings as Song Yi to conform to Chinese convention of last name first, its Chairman, CEO and the current owner of the patents. If the patents are not successfully transferred, the Company will not be able to use the same patents, which would hamper the Company’s production and this would have a material and adverse effect on its business and revenues. If a patent is infringed upon by a third party, the Company may need to devote significant time and financial resources to attempt to halt the infringement. The Company may not be successful in defending the patents involved in such a dispute. Similarly, while the Company does not knowingly infringe on patents, copyrights or other intellectual property rights owned by other parties; it may be required to spend a significant amount of time and financial resources to resolve any infringement claims against it.  The Company may not be successful in defending its position or negotiating an alternative remedy.  Any litigation could result in substantial costs and diversion of the Company’s management resources and could reduce the Company’s revenues and profits.

The Company’s customers may decide to design and/or manufacture the products that they currently purchase from the Company, which may reduce its revenues and profits, as it may not be able to compete successfully with these in-house developments.

The Company’s competitive position could also be adversely affected if one or more of its customers decide to design and/or manufacture their own backlights and display modules. The Company may not be able to compete successfully with these in-house developments by its customers, which would tend to favor their in-house supply over the Company, even in cases where price and quality may not be comparable.

The Company may develop new products that may not gain market acceptance, and its significant costs in designing and manufacturing services for new product solutions may not result in sufficient revenue to offset those costs or to produce profits.

The Company operates in an industry characterized by frequent and rapid technological advances, the introduction of new products and new design and manufacturing technologies.  As a result, the Company may be required to expend funds and commit resources to research and development activities, possibly requiring additional engineering and other technical personnel; purchasing new design, production, and test equipment; and continually enhancing design and manufacturing processes and techniques. The Company may invest in equipment employing new production techniques for existing products and new equipment in support of new technologies that fail to generate adequate returns on the investment due to insufficient productivity, functionality or market acceptance of the products for which the equipment may be used. could, therefore, incur significant sums in design and manufacturing services for new product solutions that do not result in sufficient revenue to make those investments profitable.  Furthermore, customers may change or delay product introductions or terminate existing products without notice for any number of reasons unrelated to the Company, including lack of market acceptance for a product. The Company’s future operating results will depend significantly on its ability to provide timely design and manufacturing services for new products that compete favorably with design and manufacturing capabilities and third party suppliers.

The Company’s component and materials suppliers may fail to meet its needs, causing it to experience manufacturing delays, which may harm its relationships with current or prospective customers and reduce sales.

The Company does not have long term supply contracts with the majority of its suppliers or for specific components. This generally serves to reduce its commitment risk but does expose it to supply risk and to price increases that the Company may not be able to pass on to its customers.  In the Company’s industry, at times, there are shortages of some of the materials and components that it uses. If the Company is unable to obtain sufficient components on a timely basis, the Company may experience manufacturing delays, which could harm its relationships with current or prospective customers and reduce sales.  Moreover, some suppliers may offer preferential terms to the Company’s competitors, who may have greater buying power or leverage in negotiations.  That would place the Company at a competitive disadvantage.

The Company may be affected by power shortages, causing delays in delivery of products to its customers, resulting in possible loss of business or claims against it and cause it to lose future business from those or other customers.

The Company’s Dongguan factory consumes a significant amount of electricity, and there are a significant number of industrial facilities in the area where this factory is located.  Therefore, power shortages may occur and the facility may be deprived of electricity for undetermined periods of time.  This may result in longer production timeframes and delays in delivery of product to the Company’s customers.  Failure to meet delivery deadlines may result in the loss of business or claims against the Company, which may have a material and adverse effect on its business, profitability and reputation.

The Company’s financial performance could be harmed if compliance with new environmental regulations becomes too burdensome.

Although the Company believes that it is operating in compliance with applicable Chinese government environmental laws, there is no assurance that the Company will be in compliance consistently, as such laws and regulations or their interpretation and implementation change. Failure to comply with environmental regulation could result in the imposition of fines, suspension or halting of production or closure of manufacturing operations.

The Company may not be able to secure financing needed for future operating needs on acceptable terms, or on any terms at all.

From time to time, the Company may seek additional equity or debt financing to provide the capital required to maintain or expand its design and production facilities and equipment and/or working capital, as well as to repay outstanding loans if cash flow from operations is insufficient to do so. The Company cannot predict with certainty the timing or amount of any such capital requirements. If such financing is not available on satisfactory terms, the Company may be unable to expand its business or to develop new business at the rate desired.

Failure to manage growth effectively could result in inefficiencies that could increase the Company’s costs, reducing the Company’s profitability.

The Company has increased the number of its manufacturing and design programs and intends to expand further the number and diversity of its programs.  The number of locations where the Company manufactures may also increase.  The Company’s ability to manage its planned growth effectively will require the Company to:

•	enhance quality, operational, financial and management systems;

•	expand facilities and equipment; and

•	successfully hire, train and motivate additional employees, including the technical personnel necessary to operate the Company’s production facilities.

An expansion and diversification of the Company’s product range, manufacturing and sales will result in increases in its overhead and selling expenses. The Company may also be required to increase staffing and other expenses as well as expenditures on plant, equipment and property in order to meet the anticipated demand of its customers. Customers, however, generally do not commit to firm production schedules for more than a short time in advance. Any increase in expenditures in anticipation of future orders that do not materialize would adversely affect the Company’s profitability. Customers also may require rapid increases in design and production services that place an excessive short-term burden on the Company’s resources and reduce its profitability.

Potential strategic alliances may not achieve their objectives, which could lead to wasted effort or involvement in ventures that are not profitable and could harm the Company’s reputation.

The Company is currently exploring strategic alliances designed to enhance or complement its technology or to work in conjunction with its technology, increase its manufacturing capacity, provide additional know-how, components or supplies, and develop, introduce and distribute products and services utilizing its technology and know-how. Any strategic alliances entered into may not achieve their strategic objectives, and parties to the Company’s strategic alliances may not perform as contemplated.  As a result, the alliances themselves may run at a loss, which would reduce the Company’s profitability, and if the products or customer service provided by such alliances were of inferior quality, its reputation in the marketplace could be harmed, affecting its existing and future customer relationships.

The Company may not be able to retain, recruit and train adequate management and production personnel.  The Company relies heavily on those personnel to help develop and execute its business plans and strategies, and if the Company loses such personnel, it would reduce its ability to operate effectively.

The Company’s success is dependent, to a large extent, on its ability to retain the services of its executive management, who have contributed to its growth and expansion to date.  The executive directors play an important role in the Company’s operations and the development of its new products. Accordingly, the loss of their services, in particular Messrs. Yi Song and Hong Song, referred to in the Company’s prior filings as Song Hong to conform to Chinese convention of last name first, without suitable replacements, will have an adverse affect on the Company’s business generally, operating results and future prospects.

In addition, the Company’s continued operations are dependent upon its ability to identify and recruit adequate management and production personnel in China. The Company requires trained graduates of varying levels and experience and a flexible work force of semi-skilled operators. Many of the Company’s current employees come from the more remote regions of China as they are attracted by the wage differential and prospects afforded by Shenzhen and the Company’s operations. With the economic growth currently being experienced in China, competition for qualified personnel will be substantial, and there can be no guarantee that a favorable employment climate will continue and that wage rates the Company must offer to attract qualified personnel will enable it to remain competitive internationally. Inability to attract such personnel may or the increased cost of doing so could reduce the Company’s competitive advantage relative to other backlight producers, reducing or eliminating the Company’s growth in revenues and profits.

Mr. Yi Song, the Company’s Chief Executive Officer, controls approximately 69% of the Company’s outstanding common shares and may have conflict of interest with the Company’s minority shareholders.

Mr. Yi Song, the Company’s Chief Executive Officer, beneficially owns approximately 69% of the outstanding shares of the Company’s common stock.  As a result of being the majority shareholder, for transactions that require shareholders approval, he has control over decisions to enter into any of them, which could result in the approval of transactions that might not maximize shareholders’ value, and has the ability to prevent entry into any of them.  In addition, he can control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock.  The interests of Mr. Yi Song may at times conflict with the interests of the Company’s other shareholders.

Risks Related to International Operations

If China does not continue its policy of economic reforms, it could, among other things, result in an increase in tariffs and trade restrictions on products the Company produces or sells following a business combination, making its products less attractive and potentially reducing its revenues and profits.

China’s government has been reforming its economic system since the late 1970s. The economy of China has historically been a nationalistic, “planned economy,” meaning it has functioned and produced according to governmental plans and pre-set targets or quotas.

However, in recent years, the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership in business enterprises. Although the Company believes that the changes adopted by the government of China have had a positive effect on the economic development of China, additional changes still need to be made. For example, a substantial portion of productive assets in China are still owned by the Chinese government. Additionally, the government continues to play a significant role in regulating industrial development. The Company cannot predict the timing or extent of any future economic reforms that may be proposed, but should they occur, they could reduce the Company’s operating flexibility or require it to divert its efforts to products or ventures that are less profitable than those it would elect to pursue on its own.

A recent positive economic change has been China’s entry into the World Trade Organization, the global international organization dealing with the rules of trade between nations. It is believed that China’s entry will ultimately result in a reduction of tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the United States.  However, China has not fully complied with all of its WTO obligations to date, including fully opening its markets to American goods and easing the current trade imbalance between the two countries. If actions are not taken to rectify these problems, trade relations between the United States and China may be strained, and this may have a negative impact on China's economy and the Company’s business by leading to the imposition of trade barriers on items that incorporate the Company’s products, which would reduce the Company’s revenues and profits.

The Company is dependent on its Chinese manufacturing operations to generate the majority of its income and profits, and the deterioration of any current favorable local conditions may make it difficult or prohibitive to continue to operate or expand the manufacturing facilities in China.

The Company’s current manufacturing operations are located in China, its administrative offices are in the United States and the Company has additional establishments in Hong Kong and the British Virgin Islands. The geographical distances between these facilities create a number of logistical and communications challenges, including time differences and differences in the cultures in each location, which makes communication and effective cooperation more difficult.  In addition, because of the location of the manufacturing facilities in China, the Company could be affected by economic and political instability there, including problems related to labor unrest, lack of developed infrastructure, variances in payment cycles, currency fluctuations, overlapping taxes and multiple taxation issues, employment and severance taxes, compliance with local laws and regulatory requirements, greater difficulty in collecting accounts receivable, and the burdens of cost and compliance with a variety of foreign laws. Moreover, inadequate development or maintenance of infrastructure in China, including adequate power and water supplies, transportation, raw materials availability or the deterioration in the general political, economic or social environment could make it difficult, more expensive and possibly prohibitive to continue to operate or expand the manufacturing facilities in China.

The Chinese government could change its policies toward, or even nationalize, private enterprise, which could leave the Company unable to use the assets the Company has accumulated for the purpose of generating profits for the benefit of its shareholders.

Over the past several years, the Chinese government has pursued economic reform policies, including the encouragement of private economic activities and decentralization of economic regulation. The Chinese government may not continue to pursue these policies or may significantly alter them to the Company’s detriment from time to time without notice. Changes in policies by the Chinese government that result in a change of laws, regulations, their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion or imports and sources of supply could materially reduce the value of the Company’s business by making it uncompetitive or, for example, by reducing the Company’s after-tax profits. The nationalization or other expropriation of private enterprises by the Chinese government could result in the total loss of the Company’s investment in China, where a significant portion of the Company’s profits are generated.

The Chinese legal system may have inherent uncertainties that could materially and adversely impact the Company’s ability to enforce the agreements governing its operations.

The performance of the agreements and the operations of the Company’s factories are dependent on its relationship with the local government. The Company’s operations and prospects would be materially and adversely affected by the failure of the local government to honor the Company’s agreements or an adverse change in the laws governing them. In the event of a dispute, enforcement of these agreements could be difficult in China. China tends to issue legislation, which is followed by implementing regulations, interpretations and guidelines that can render immediate compliance difficult. Similarly, on occasion, conflicts arise between national legislation and implementation by the provinces that take time to reconcile. These factors can present difficulties in the Company’s ability to achieve compliance. Unlike the United States, China has a civil law system based on written statutes in which judicial decisions have limited precedential value. The Chinese government has enacted laws and regulations to deal with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, the Company’s experience in implementing, interpreting and enforcing these laws and regulations is limited, and its ability to enforce commercial claims or to resolve commercial disputes in China is therefore unpredictable. These matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces and factors unrelated to the legal merits of a particular matter or dispute may influence their determination.

Because the Company’s operations are international, it is subject to significant worldwide political, economic, legal and other uncertainties that may make collection of amounts owed to it difficult or costly, or conducting operations more difficult should materials needed from certain places be unavailable for an indefinite or extended period of time.

The Company has subsidiaries in the British Virgin Islands, China and Hong Kong. Because the Company manufactures all of its products in China, substantially all of the net book value of its total fixed assets is located there. However, the Company sells its products to customers worldwide, with concentrations of customers in Taiwan, Hong Kong, North America, Europe, Japan, Southeast Asia and China Mainland.  As a result, the Company will have receivables from and goods in transit to those locations. Protectionist trade legislation in the United States or foreign countries, such as a change in export or import legislation, tariff or duty structures, or other trade policies, could adversely affect the Company’s ability to sell products in these markets, or even to purchase raw materials or equipment from foreign suppliers. Moreover, the Company is subject to a variety of United States laws and regulations, changes to which may affect its ability to transact business with certain customers or in certain product categories.

The Company is also subject to numerous national, state and local governmental regulations, including environmental, labor, waste management, health and safety matters and product specifications. The Company is subject to laws and regulations governing its relationship with its employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions. These include local labor laws and regulations, which may require substantial resources for compliance. The Company is subject to significant government regulation with regard to property ownership and use in connection with its leased facilities in China, import restrictions, currency restrictions and restrictions on the volume of domestic sales and other areas of regulation, all of which can limit the Company’s ability to react to market pressures in a timely or effective way, thus causing it to lose business or miss opportunities to expand its business.

Fluctuation of the Renminbi could make the Company’s pricing less attractive, causing it to lose sales, or could reduce the Company’s profitability when stated in terms of another currency, such as the U.S. dollar.

The value of the Renminbi, the main currency used in China, fluctuates and is affected by, among other things, changes in China’s political and economic conditions. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate had remained stable over the past several years. However, Chinese Government recently adopted a floating rate with respect to the value of Renminbi against foreign currencies, with a 0.3% fluctuation. As a result, the exchange rate was decreased to RMB 6.82 against the dollar at December 31, 2008, accounting for a 6.5% decline of Renminbi within one year. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various effects on the Company’s business, which include making its products more expensive relative to those of its competitors than has been true in the past, or increasing the Company’s profitability when stated in dollar terms.  It is not possible to predict if the net effects of the appreciation of the Renminbi, if it occurred, would be positive or negative for the Company’s business.

Changes in foreign exchange regulations in China may affect the Company’s ability to pay dividends in foreign currency or conduct other business for which the Company would need access to foreign currency exchange.

Renminbi, or RMB, is not currently a freely convertible currency, and the restrictions on currency exchanges may limit the Company’s ability to use revenues generated in RMB to fund business activities outside China or to make dividends or other payments in United States dollars. The Chinese government strictly regulates conversion of RMB into foreign currencies.  For example, RMB cannot be converted into foreign currencies for the purpose of expatriating the foreign currency, except for purposes such as payment of debts lawfully owed to parties outside of China.  Over the years, foreign exchange regulations in China have significantly reduced the government’s control over routine foreign exchange transactions under current accounts.

The State Administration for Foreign Exchange, or “SAFE”, regulates the conversion of the RMB into foreign currencies. Currently, Foreign Invested Enterprises, or “FIE”, are required to apply for “Foreign Exchange Registration Certificates,” which permit the conversion of RMB into foreign exchange for the purpose of expatriating profits earned in China to a foreign country.  The Company’s China subsidiary, Diguang Electronics, is a FIE that has obtained the registration certifications, and with such registration certifications, which need to be renewed annually, Diguang Electronics is allowed to open foreign currency accounts including a “current account” and “capital account.” Currently, conversion within the scope of the “current account”, e.g. remittance of foreign currencies for payment of dividends, etc., can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account”, e.g. for capital items such as direct investments, loans, securities, etc., still requires the approval of SAFE.  In accordance with the existing foreign exchange regulations in China, Diguang Electronics is able to pay dividends in foreign currencies, without prior approval from the SAFE, by complying with certain procedural requirements.

Although the Company has not experienced any difficulties in the repatriation of its profits out of China or in meeting its foreign exchange needs to date, there can be no assurance that the current foreign exchange measures will not be changed in a way that will make payment of dividends and other distributions outside of China more difficult or unlawful. As a result, if the Company intends to distribute profits outside of China, there can be no assurance that the Company will be able to obtain sufficient foreign exchange to do so.

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

Yi Song and Hong Song, the Company’s principals, have filed the requisite application for foreign investment exchange registration under the relevant laws of China and the regulations of Notice 75, and their registration application has been approved by SAFE. Their foreign investment exchange registration is valid, legal and effective for the purpose of Notice 75.

However, the Company cannot provide any assurance that Chinese regulatory authorities will not impose further restrictions on the convertibility of the RMB. Since the Company’s subsidiary in China generates a significant proportion of its revenue and these revenues are denominated mainly in RMB, any future restrictions on currency exchanges may limit the Company’s ability to repatriate such revenues for the distribution of dividends to its shareholders or for funding the Company’s other business activities outside China.

The Company is subject to various tax regimes, which may adversely affect its profitability and tax liabilities in the future.

Diguang Development has subsidiaries and/or operations or other presence in the U.S., China, Hong Kong and the British Virgin Islands, and it will be subject to the tax regimes of these countries.  Although virtually all of Diguang Development’s profits will be earned outside of the U.S., under U.S. tax laws it is possible that some or much of Diguang Development’s earnings will be subject to U.S. taxation.  That may be true even if Diguang Development does not repatriate any of its foreign earnings to the U.S.  If that occurs, Diguang Development’s after-tax profits could decrease significantly.  Diguang Development will attempt to structure its operations in a manner that minimizes its overall corporate tax costs, but there is no assurance that it will be able to avoid having to pay significantly higher taxes than the Company have paid historically.

As the Company was established under the laws of the state of Nevada, the Company is subject only to federal income tax and state income tax. Because the Company’s main operating activities are located outside the U.S., the taxable income outside the U.S. may not be able to offset the taxable loss generated in the U.S. The Company may have accumulated certain net operation loss carry forwards; however, due to the changes in ownership, the use of these net operation loss carry forward may be limited in accordance with the U.S. tax laws.

In addition, any change in tax laws and regulations or the interpretation or application thereof, either internally in one of those jurisdictions or as between those jurisdictions, may adversely affect Diguang Development’s profitability and tax liabilities in the future.

Cessation of the income tax exemption for Diguang Electronics may have an adverse impact on the Company’s net profits.

Diguang Electronics is registered in Shenzhen and was subject to a favorable income tax rate of 15% compared to a statutory income tax rate of 33%, 30% for the central government and 3% for the local government.  Diguang Electronics has been deemed a high-tech company by Shenzhen Bureau of Science, Technology & Information.  Under this category, Diguang Electronics was entitled to enjoy a 50% exemption from enterprise income tax at the rate of 15% for the years from January 1, 2004 to December 31, 2006.  Diguang Electronics was subject to an income tax rate of 15% since January 1, 2007 according to the old tax law.  A newly enacted enterprise income tax law (“EIT Law”) was effective January 1, 2008.  The EIT Law imposes a unified EIT of 25% on all domestic-invested enterprises and foreign invested enterprises unless these foreign investment enterprises qualify under certain grand-father rules.  For enterprises like Diguang Electronics which were taxed under the privileged preferential income tax rate of 15% under the old tax law, the applicable income tax rate should transit to 25% in 5 years, that is, 18% in the year ended December 31, 2008, 20%, 22%, 24% and 25% in the following four years ending December 31, 2009, 2010, 2011 and 2012, and 25% thereafter. So the applicable income tax rate for Diguang Electronics is 18% for the year ended December 31, 2008.

Cessation of value added tax refund for Diguang Electronics may have an adverse impact on the Company’s net profits.

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

Because Chinese law will govern almost all of the Company’s material agreements after the Share Exchange, the Company may not be able to enforce its legal rights within China or elsewhere, which could result in a significant loss of business, business opportunities, or capital.

Chinese law will govern almost all of the Company’s material agreements after the Share Exchange. The Company cannot assure you that the Company will be able to enforce any of its material agreements or that remedies will be available outside of China. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States.  The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of the Company’s future agreements could result in a significant loss of business, business opportunities or capital.

Additionally, substantially all of the Company’s assets will be located outside of the United States and most of its officers and directors will reside outside of the United States.  As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon the Company’s directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of the Company’s directors and officers under Federal securities laws. Moreover, the Company has been advised that China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States.  Further, it is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement of criminal penalties of the Federal securities laws.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against the Company’s officers, directors and assets based in China.

Because most of the Company’s officers and directors reside outside of the United States, it may be difficult, if not impossible, to acquire jurisdiction over those persons if a lawsuit is initiated against the Company and/or its officers and directors by a shareholder or group of shareholders in the United States.  Also, because the Company’s officers will likely be residing in China at the time such a suit is initiated, achieving service of process against such persons would be extremely difficult.  Furthermore, because the majority of the Company’s assets are located in China it would also be extremely difficult to access those assets to satisfy an award entered against the Company in United States court. Moreover, shave been advised that China does not have treaties with the United States providing for the reciprocal recognition and enforcement of judgments of courts.

The Company may have difficulty establishing adequate management, legal and financial controls in China, which could impair its planning processes and make it difficult to provide accurate reports of its operating results.

China historically has not followed Western style management and financial reporting concepts and practices, and its access to modern banking, computer and other control systems has been limited.  The Company may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China in these areas. As a result of these factors, the Company may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards, making it difficult for management to forecast its needs and to present the results of the Company’s operations accurately at all times.

Imposition of trade barriers and taxes may reduce the Company’s ability to do business internationally, and the resulting loss of revenue could harm the Company’s profitability.

The Company may experience barriers to conducting business and trade in its targeted emerging markets in the form of delayed customs clearances, customs duties and tariffs. In addition, the Company may be subject to repatriation taxes levied upon the exchange of income from local currency into foreign currency, substantial taxes of profits, revenues, assets and payroll, as well as value-added tax. The markets in which the Company plans to operate may impose onerous and unpredictable duties, tariffs and taxes on its business and products, and there can be no assurance that this will not reduce the level of sales that the Company achieves in such markets, which would reduce the Company’s revenues and profits.

There can be no guarantee that China will comply with the membership requirements of the World Trade Organization, which could leave the Company subject to retaliatory actions by other governments and reduce the Company’s ability to sell its products internationally.

China has agreed that foreign companies will be allowed to import most products into any part of China.  In the sensitive area of intellectual property rights, China has agreed to implement the trade-related intellectual property agreement of the Uruguay Round. There can be no assurances that China will implement any or all of the requirements of its membership in the World Trade Organization in a timely manner, if at all.  If China does not fulfill its obligations to the World Trade Organization, the Company may be subject to retaliatory actions by the governments of the countries into which the Company sells its products, which could render its products less attractive, thus reducing its revenues and profits.

There can be no guarantee that the Company’s management will continuously meet its obligations under Chinese law to enable distribution of profits earned in China to entities outside of China.

A circular recently promulgated by the State Administration of Foreign Exchange, or “SAFE”, has increased the ability of foreign holding companies to receive distributions of profits earned by Chinese operating subsidiaries.  The Company qualifies for this treatment, but remaining qualified for it will require the Chinese principals involved, Yi Song and Hong Song to meet annual filing obligations.  While they have agreed to meet those annual requirements, it is possible that they will fail to do so, which could limit the Company’s ability to gain access to the profits earned by Diguang Electronics.  The result could be the inability to pay dividends to the Company’s stockholders or to deploy capital outside of China in a manner that would be beneficial to the Company’s business as a whole.

Risks Related to the Company’s Securities.

The market price of the Company’s shares is subject to significant price and volume fluctuations.

The markets for equity securities have been volatile. The price of the Company’s common shares may be subject to wide fluctuations in response to variations in operating results, news announcements, trading volume, general market trends both domestically and internationally, currency movements and interest rate fluctuations or sales of common shares by its officers, directors and its principal shareholders, customers, suppliers or other publicly traded companies. Certain events, such as the issuance of common shares upon the exercise of the Company’s outstanding stock options, could also materially and adversely affect the prevailing market price of the Company’s common shares. Further, the stock markets in general have recently experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many companies and that have been unrelated or disproportionate to the operating performance of such companies. These fluctuations may materially and adversely affect the market price of the Company’s common shares and the ability to resell shares at or above the price paid, or at any price.

There may not be an active, liquid trading market for the Company’s common stock.

The Company’s common stock is currently traded on the Over the Counter Bulletin Board. If the Company does not succeed in securing a listing on the NASDAQ Market, it could limit the ability to trade the Company’s common stock and result in a reduction of the price that can be obtained for shares being sold.

Compliance with all of the provisions of the Sarbanes-Oxley Act may be a further condition of continued listing or trading. There is no assurance that if the Company is granted a listing on the NASDAQ Market it will always be able to meet the NASDAQ Market listing requirements, or that there will be an active, liquid trading market for the Company’s common stock in the future. Failure to meet the NASDAQ Market listing requirements could result in the delisting of the Company’s common stock from the NASDAQ Market, which may adversely affect the liquidity of its shares, the price that can be obtained for them or both.

The Company may not pay dividends.

The Company may not pay dividends in the future. Instead, the Company expects to apply earnings toward the further expansion and development of its business. The likelihood of the Company’s paying dividends is further reduced by the fact that, in order to pay dividends, the Company would need to repatriate profits earned outside of the U.S., and in doing so those profits would become subject to U.S. taxation.  Thus, the liquidity of your investment is dependent upon your ability to sell stock at an acceptable price, rather than receiving an income stream from it. The price of the Company’s stock can go down as well as up, and fluctuations in market price may limit the Company’s ability to realize any value from your investment, including recovering the initial purchase price.

The Company may not raise funds in the equity market for future expansion

The stock price of the Company may plunge to its bottom price during times of economic recession and may not recover for a long time. This will affect its ability to raise fund in the stock market as the stock price cannot rebound from the prospective investors' perspective.

Though a company's nominal share price by itself may not provide much assistance in judging its business prospects, however, stocks at low levels can negatively impact investors' psychology and therefore it will limit such company’s ability to raise new equity capital or make acquisitions using stock as currency, and it limits institutional ownership and brokerage research coverage. In addition, some brokerages discourage customers from buying lowly priced stocks.

With a fundamental recovery in the underlying business, of course, not all stocks can snap back to their reasonable levels. Moreover, history shows that certain stocks can languish in low single digits for years once they fall to that range and it will trade at low price-earnings multiple for years which will adversely affect its expansion.

The Company may face severe operating environment during times of global economic recession.

The sales volume of the Company’s core products is largely influenced by the demand for its end products which are mostly sold in US and European markets. The global economic crisis in 2008, triggered by the US subprime problem, led to a drastic drop in demand for electronic consumer goods. The Company’s direct customers had excessive inventory which hindered its production capacity. Moreover, the uncertain customers’ requirement and the changes in supply-demand balance would affect the Company’s capital expenditure and innovation pace. They may lower the Company’s new product development which can adversely impact the Company’s financial performance and operating efficiencies when these occurred during the times of soft economy.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.   PROPERTY

Neither the Company, Diguang Holdings, Well Planner nor Diguang Technology own or lease any property.  The Company’s indirect subsidiary, Diguang Electronics, was headquartered in Shenzhen, China. Diguang Electronics acquired an office space of 1,220 square meters at a cost of RMB15,369,877 (equivalent to $2,252,822) and occupied the office in May 2007 as the office building of the Company and Diguang Electronics. On June 29, 2007, Diguang Electronics acquired a land with land usage right of 34,930 square meters in Shenzhen, at a total cost of RMB17,278,052 (equivalent to $2,532,510).

Dongguan Diguang S&T owned property with a cost of RMB67,718,277 (equivalent to $9,925,728), which was constructed by Dongguan Diguang S&T in the year 2005 and 2007. The property of Dongguan Diguang S&T was used as production base for Diguang Electronics.

On October 29, 2007, Wuhan Diguang entered into a lease agreement with Hannstar-TPV Display (Wuhan) Corp. to rent machinery from Hannstar-TPV Display (Wuhan) Corp. The lease agreement was revised on September 10, 2008. The revised agreement lasted from January 2008 to September 2008 with a yearly rental of RMB800,000, or approximately $117,259. And on the same day, a new lease agreement was signed with an annual rental of RMB 800,000, or approximately $117,259, for the period from October 2008 to December 2010.

Wuhan Diguang also entered into a lease agreement with Wuhan TPV Display Technology Co., Ltd. to rent office place at RMB37,431, or approximately $5,486, per month from January to December of 2009.

Future minimum payments required under the lease agreement with Hannstar-TPV Display (Wuhan) Corp. and Wuhan TPV that has an initial or a remaining lease term in excess of one year at December 31, 2008 are as follows:

Year Ended December 31,	Amount
2009	$183,096
2010	183,096
$366,192

In October 2007, Dihao entered into a lease agreement with Transcend Optronics (Yangzhou) Co, Ltd. to rent the factory at a rental of RMB 96,747, or approximately $12,750, per month for the period from October 1, 2007 to September 30, 2009. The monthly rental increased to RMB 99,713, or approximately $14,336, from June 1, 2008.  The new lease agreement, which will last from October 2009 to September 2011, is still under preparation.

Future minimum payments required under the lease agreement for the manufacturing facilities of Dihao that has an initial or a remaining lease term in excess of one year at December 31, 2008 are as follows:

Years Ended December 31,	Amount
2009	$131,538

ITEM 3.   LEGAL PROCEEDINGS.

Neither the Company nor any of its direct or indirect subsidiaries is a party to, nor is any of its property the subject of, any legal proceedings other than ordinary routine litigation incidental to their respective businesses.  There are no proceedings pending in which any of the Company’s officers, directors, promoters or control persons are adverse to it or any of the Company’s subsidiaries or in which they are taking a position or have a material interest that is adverse to it or any of its subsidiaries.

Neither the Company nor any of its subsidiaries is a party to any administrative or judicial proceeding arising under federal, state or local environmental laws or their Chinese counterparts.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None

PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) MARKET PRICES OF COMMON STOCK

The Company’s common stock currently trades in the over-the-counter market on the OTC Bulletin Board under the symbol “DGNG”.  Since the Company’s fiscal year 2005 and until the announcement regarding the Company’s entry into a memorandum of understanding with Diguang Holdings and its stockholders on September 30, 2005, Online’s stock traded only sporadically or not at all.  The day prior to that announcement, the bid price of the Company’s common stock was $1.01. Prior to the Share Exchange, Diguang’s stock did not trade in any public markets. The following table shows for the periods indicated the high and low bid quotations for Diguang’s common stock, as reported by financial reporting services. These quotations are believed to represent inter-dealer quotations without adjustment for retail mark-up, mark-down or commissions, and may not represent actual transactions.

PERIOD	HIGH BID	LOW BID

FISCAL 2007
First Quarter	$4.5	$2.2
Second Quarter	$3	$1.3
Third Quarter	$1.9	$1.2
Fourth Quarter	$2.8	$1.15
FISCAL 2008
First Quarter	$2.5	$0.95
Second Quarter	$1.30	$0.75
Third Quarter	$1.0	$0.46
Fourth Quarter	$0.95	$0.06

(b) STOCKHOLDERS

The Company’s common shares are issued in registered form.  Signature Stock Transfer, Inc. in Plano, Texas is the registrar and transfer agent for the Company’s common stock.  As of December 31, 2008, there were 22,593,000 shares of the Company’s common stock issued and 22,072,000 shares outstanding and the Company had approximately 121 stockholders of record as of December 31, 2008.

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

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN
           The securities authorized for issuance under equity compensation plan are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights($/sh)	Number of securities remaining available for future issuance
Equity Compensation Plan approved by security holders	1,288,667	1.69	46,000

As of December 31, 2008, 1,288,667 of the Company’s common stock are subject to outstanding options. This is because approximately 540,000 shares of option of the Company’s common stock were granted in 2006, 26,000 shares of option were granted in 2007 and 888,000 shares of option were granted in 2008, under the Diguang 2006 Option Plan. None of these options has been exercised. But 165,333 shares subject to the option were forfeited due to staff resignation. Pursuant to the terms of the Amended and Restated Share Exchange Agreement, the Company assumed Diguang’s outstanding 2006 stock incentive plan covering options totaling the equivalent of 1,500,000 shares of the Company’s common stock. The exercise price for each of these options is $5 per share for 566,000 shares, $1.19 per share for 40,000 shares, $0.12 per share for 548,000 shares and $0.10 per share for 300,000 shares. Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date, but options granted to independent directors vest monthly at the end of each month, options granted to chief operating officer vest quarterly at the beginning of each quarter over three years. The options that have been issued expire ten years from their grant date.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data reflects the results of operations and cash flows.  The data below should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.  The financial information presented may not be indicative of the Company’s future performance.

	Years Ended December 31,
	2004	2005	2006	2007	2008
Statement of Income data:
Total revenues	$24,483.222	$35,648,118	$34,242,617	$45,909,256	$55,430,680
Income (Loss) from operation	6,895,560	8,708,622	2,079,852	(2,913,922	(3,948,480)
Net income (Loss)	6,619.557	8,513,883	1,664,816	(2,905,337	(4,718,370)
Weighted average shares outstanding	18,250,000	18,250,000	21,383,960	22,531,384	22,155,882

	At December 31,
	2004	2005	2006	2007	2008
Balance Sheet data:
Cash and cash equivalents	$5,352,758	$10,561,516	$20,550,032	$16,250,727	$15,024,363
Working capital	7,966,958	10,546,457	21,095,836	11,784,522	7,885,930
Total assets	14,158,413	30,098,458	46,966,828	56,579,792	53,623,166
Long-term debt	483,296	-	-	1,345,730	644,925
Minority interests	-	452,895	1,043,035	1,475,361	2,520,704
Stockholders’ equity	7,974,764	17,912,951	33,739,804	27,291,108	24,810,199

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

Business Overview

The Company specializes in the design, production and distribution of small to medium-sized Light Emitting Diode, “LED”, and Cold Cathode Fluorescent Lamp, “CCFL”, backlights for various Thin Film Transistor Liquid Crystal Displays, “TFT-LCD”, and Super-Twisted Nematic Liquid Crystal Display, “STN-LCD”, Twisted Nematic Liquid Crystal Display, “TN-LCD”, and Mono LCDs, taken together, these applications are referred to as “LCD” applications.  Those applications include color displays for cell phones, car televisions and navigation systems, digital cameras, televisions, computer displays, camcorders, PDAs and DVDs, CD and MP3/MP4 players, appliance displays and the like.

The Company’s headquarter is located in Shenzhen, China.  The Company conducts its business principally through the operations of Shenzhen Diguang Electronics, based in Shenzhen, thereafter “Diguang Electronics”, along with its main backlight manufacturing operation in Dongguan, Guangdong Province, China, Dihao (Yangzhou) Co., Ltd., based in Yangzhou, thereafter “Dihao”, and Wuhan Diguang Electronics Co., Ltd, based in Wuhan, thereafter “Wuhan Diguang”.

Diguang Electronics was established as an equity joint venture in Shenzhen under the laws of the People’s Republic of China, the “PRC”, on January 9, 1996.  As of December 31, 2008, Diguang Electronics had approximately 1,300 full-time employees.

Dihao is a 100% wholly-owned subsidiary of North Diamond.  The Company gained controlling interest of Dihao by acquiring 65% of North Diamond on January 3, 2007.  As of December 31, 2008, Dihao has approximately 254 full-time employees.

Wuhan Diguang was established on March 13, 2007 and commenced its operation on July 1, 2007.  Wuhan Diguang was established with the capacity to provide large inches of TFT-LCD which are mainly sold to its customers from Taiwan. Wuhan Diguang had approximately 155 employees as of December 31, 2008.

Dongguan Diguang Electronics Science and Technology Co. Ltd., “Dongguan Diguang S&T”, was established to be the production base of Diguang Electronics.   It became a wholly-owned subsidiary of Diguang Holdings since December 30, 2007 upon acquisition.  As of December 31, 2008, Dongguan Diguang S&T has approximately 65 full-time employees.

Well Planner is involved in the import of raw materials into China and export of finished products from China.

Diguang Science and Technology Limited, based in Hong Kong, thereafter “Diguang S&T”, is directly involved with the international buying of raw materials and selling of backlight products for Diguang Electronics.  Diguang S&T purchases raw materials from international suppliers and acts as an international sales group for both Diguang Electronics and Well Planner.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition presented in this section are based on the Company’s financial statements, which have been prepared in accordance with the generally accepted accounting principles in the United States.  During the preparation of the Company’s financial statements the Company is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies.  The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under current conditions.  Actual results may differ from these estimates under different assumptions or conditions.

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policy,” the Company identified the most critical accounting principles upon which its financial status depends. The Company determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax and impairment of intangibles and other long-lived assets.  The Company presents these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Revenue Recognition

Revenue generated from sales of backlight units, LED general lighting and mini-notebooks to customers is recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, the significant risks and rewards of the ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured.  Revenue presented on the Company’s income statements is net of sales taxes.

Certain Company’s sales are subject to the ultimate usage of the products by the Company’s customers.  Revenue is not recognized on these transactions until the period in which the Company is able to determine that the products shipped have been used by its customers.

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

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis.  The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2006, 2007 and 2008 were adequate, respectively.  However, actual write-off might exceed the recorded allowance.

Inventories

Inventories are composed of raw materials and components, work in progress, and finished goods, most of which are related to backlight products.  Inventories are valued at the lower of cost (based on weighted average method) and the market. Full amount provisions were made for obsolete inventories which are difficult to estimate their future utilization. For inventories which will be used in the ordinary course of production or sales, the net realizable value of the inventories is compared with their carrying value.  If the net realizable value is lower than the carrying value, a provision for the difference between the net realizable value and the carrying value of the inventories was recognized. Net realizable value is determined based on the most recent selling price of these inventories less the estimated cost to sell.

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

Diguang Electronics is registered in Shenzhen and was subject to a favorable income tax rate of 15% compared to a statutory income tax rate of 33%, 30% for the central government and 3% for the local government.  Diguang Electronics has been deemed a high-tech company by Shenzhen Bureau of Science, Technology & Information.  Under this category, Diguang Electronics was entitled to enjoy a 50% exemption from enterprise income tax at the rate of 15% for the years from January 1, 2004 to December 31, 2006.  Diguang Electronics was subject to an income tax rate of 15% since January 1, 2007 according to the old tax law.  A newly enacted enterprise income tax law (“EIT Law”) was effective January 1, 2008.  The EIT Law imposes a unified EIT of 25% on all domestic-invested enterprises and foreign invested enterprises unless these foreign investment enterprises qualify under certain grand-father rules.  For enterprises like Diguang Electronics which were taxed at a privileged preferential income tax rate of 15% under the old tax law, the applicable income tax rate should transit to 25% in 5 years, that is, 18% in the year ended December 31, 2008, 20%, 22%, 24% and 25% in the following four years ended December 31, 2009, 2010, 2011 and 2012, and 25% thereafter.  So the applicable income tax rate for Diguang Electronics is 18% for the year ended December 31, 2008.

Well Planner is subject to an income tax rate at 17.5% under Hong Kong Inland Revenue jurisdiction.  However, Well Planner does not have any Hong Kong sourced income.  In accordance with Hong Kong tax regulation, Well Planner has not been taxed since its inception.

Diguang Technology is a BVI registered company. There is no income tax for the company domiciled in the BVI. Accordingly, the Company’s financial statements do not present any income tax provision related to the British Virgin Islands tax jurisdiction.

Dihao is registered at Yangzhou and has been deemed as a high-tech company by Yangzhou Bureau of Science, Technology and Information. Under this category, Dihao entitled to enjoy a 100% exemption of corporate income tax for the two years from January 1, 2006 to December 31, 2007 and a 50% exemption of corporate income tax for the following three years from January 1, 2008 to December 31, 2010 in accordance with the preferential rules established by Yangzhou local tax authority on August 2, 1999.  Under new EIT Law, the income tax rate for Dihao is 25%; the applicable income tax rate for Dihao is 12.5% for the three years ending 31 December 31, 2010.

Wuhan Diguang is registered in Wuhan. As a manufacturing company with foreign investment set up before March 16, 2007, Wuhan Diguang entitled to enjoy a 100% exemption of corporate income tax for the first two years of operation with a profit position and a 50% exemption of corporate income tax for the following three years.  After the five year exemption period, Wuhan Diguang will subject to the unified income tax rate of 25% in accordance with new EIT Law. It is the first year for Wuhan Diguang to enjoy 100% exemption of income tax in 2008

Dongguan Diguang S&T is registered at Dongguan of Guangdong Province and, the same as Wuhan Diguang, Dongguan Diguang S&T entitled to enjoy a 100% exemption of corporate income tax for the first two years of operation with a profit position and a 50% exemption of corporate income tax for the following three years and will subject to the unified income tax rate of 25% after the five year exemption period. It is the first year for Dongguan Diguang S&T to enjoy 100% exemption of income tax in 2008.  But Dongguan Diguang S&T suffered a loss in the year.

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

Because the consolidated financial statements were based on the respective entities’ historical financial statements, the respective effective income tax rate for the periods reported represents the effect of actual income tax provisions incurred to Diguang Electronics, Dihao, Wuhan Diguang, Dongguan Diguang S&T and Diguang International Development Co., Ltd.

Impairment of Long-Lived Assets

The Company adopts the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No.144”).  SFAS No.144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The impairment loss for the years ended December 31, 2006, 2007 and 2008 was $0, $622,194, and $157,108, respectively. The Company carried out an impairment review of its long-term investment in Huaxia (Yangzhou) based on the estimation that the carrying value of the net assets of Huaxia (Yangzhou) is deemed to be the net realizable value of the investment.

The investment in Yangzhou Huaxia Integration was the Company’s long term strategy for upstream integration for LED development. The carrying amount of $1.5 million of the long-term investment is higher than the Company’s share of the estimated net realizable value; consequently, an impairment loss of $ 622,196 and $157,108 was recognized for the years ended December 31, 2007 and 2008, respectively, in accordance with APB 18.

Share-Based Payments

The Company adopted Statement of Financial Accounting Standards No 123(R): “Share-Based Payments” (SFAS 123R) effective January 1, 2006.  SFAS 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123R generally requires such transactions be accounted for using a fair-value-based method.  As the Company did not grant any stock options and warrants before January 1, 2006 and granted stock options to purchase 540,000, 26,000 and 40,000 shares of its common stock on March 1, 2006, February 6, 2007 and February 27, 2008 the Company accounted for the stock option granted using a fair-value-based method in accordance with SFAS No. 123R.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS 141(R) changes accounting for acquisitions that close beginning in 2009.  SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 (fiscal year beginning January 1, 2009 for the Company).  The Company is currently assessing the impact that the adoption of SFAS No. 141R may have on its financial position, results of operations, and cash flows.

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

In March 2008, the FASB issued Statement of Financial Accounting No.161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  The provisions of SFAS No. 161 are effective for the Company as of January 1, 2009.  SFAS No. 161 requires enhanced disclosures about (i) how and why the Company uses derivative instruments, (ii) how the Company accounts for derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and (iii) how derivative instruments and related hedged items affect the Company’s financial results.  The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of the pending adoption of FSP No. 142-3 on the consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2008 and 2007

Revenue

Net revenue was approximately $55.4 million for the year ended December 31, 2008, an increase of $9.5 million, or 21%, comparing with $45.9 million for prior year.  Of the $9.5 million increase, $6.7 million came from the sales of CCFL products at Wuhan facility which started operation on July 1, 2007, $2.4 million came from sales of new products from Diguang Electronics, which were manufactured in facilities in Dongguan, Southern China, the rest of the increase of $1.2 million came from sales of LED products manufactured at Yangzhou facility after mitigating decrease of $0.8 million sales of CCFL products.  Wuhan facility manufactured higher-priced 19” CCFL products and delivered them to a top TFT-LCD panel maker in 2008, the increase of sales revenue in Wuhan Diguang is due to commencement of its mass production in 2008 since its establishment in 2007. The increase of sales of new products in Diguang Electronics was mainly due to new production lines of mini-computer, LED general lighting and sales of the LCD module, “LCM”, assembly including the LCD panel that displays images and a backlight unit that supplies light to the LCD panel makers.  The backlight products manufactured at Yangzhou facility were delivered mainly to Taiwanese customers located in Eastern China region, particularly in Shanghai where certain famous international and domestic LCD module manufacturers reside.  To meet the trend of market demands in backlight sector of the display industry, management has changed the product mix in favor of higher-priced products in the categories such as large size CCFL for TFT-LCD, especially shifting from mid-sized CCFL to mid-sized LED products despite the fact that the backlight products were under pressure to cut down the unit price due to price erosion in LCD monitor-end market.

The Company’s total net revenue can be divided into international sales and domestic sales as follows:

	Years Ended December 31,
	2007	2008
International sales	$38,612,000	$40,429,000
Domestic sales	7,297,000	15,002,000
Total	$45,909,000	$55,431,000

Sales to international customers totaled $40.4 million for the year ended December 31, 2008, an increase of $1.8 million, or 5%, comparing with $38.6 million for the prior year.  The increase of international sales was relatively low comparing to increase of total revenue. The reason was primarily due to the slow down in the global demand for the digital display products such as automobile TV, portable DVD, MP3 and MP4 and LCD product series particularly resulting from the global economic recession from the second half of the year 2008. Sales to Taiwanese customers generated from Wuhan, Yangzhou and Shenzhen facilities had contributed to sales of $20.5 million in 2008, an increase of $5.1 million compared with the sales of $15.4 million in 2007.  Sales to major Korean customers are $7 million in 2008; an increase of $2.3 million, or 49%, compared with $4.7 million in 2007, despite a sharp decrease in delivery to a TFT-LCD customer of Korean in the second half year.  The increase in sales to Taiwanese and Korean customers was mitigated by a decrease of $6.2 million in sales to Hong Kong customers in Diguang Electronics.  The sales revenue to Hong Kong customers was $8.7 million in 2008 and $14.9 million in 2007.  The significant decline in delivery to Hong Kong customers was due to weak LCD market demand in the U.S. market, particularly in the second half year.  The rest revenue increase of $0.6 million was attributable to sales to other overseas customers.

Sales to domestic customers were $15 million for 2008, an increase of $7.7 million, or 105%, compared with $7.3 million for 2007.  The increase of domestic sales revenue was the result of management’s strategy to develop domestic markets. The increase in revenue was primarily generated from the sales of mid-size LED products for portable DVD, automobile TV etc. and small size LED used as mobile phone backlight developed in 2007.  Of the increase of $7.7 million in sales to domestic customers, $6.9 million came from Diguang Electronics as a result of a $8.6 million increase in deliveries to new customers, offset by a $1.7 million decrease in sales to existing customers. For Diguang Electronics, of the $8.6 million increase in sales to new customers, $5.9 million came from one new customer since the first delivery in March 2008.  The rest increase of $0.8 million in domestic sales came from Dongguan Diguang S&T and Dihao.

Looking at the increase of $9.5 million in revenue in 2008 compared with the revenue in 2007, the Company noted that the net increase of $9.5 million incurred in the first three quarters of 2008 was based on the quarterly financial information.  For the fourth quarter, the Company had revenue of $8.7 million in 2008, comparing with $14.5 million in the same period in 2007, a decrease of $5.8 million, or 40%.  The worldwide financial crises had a material impact on the Company’s operating results.  Certain major international customers ceased to place orders during the fourth quarter of 2008.  The Company’s strategy of developing domestic market, to some extent, mitigated the impact of worldwide financial crises.  Even though the market shows signs of coming back in the first quarter of 2009, but the Company is still not sure whether it could maintain the same sales volume of its products in the year of 2009.

Due to the fact that the Company has thousands categories of products and the products mixture kept changing to match with market demands during the years of 2008 and 2007, the sale prices are quite different for different categories of products, it is almost impossible for the Company to discuss the  impact of changes in volume and changes in product price.

The Company has three manufacturing facilities located in East China region (Yangzhou), Central China region (Wuhan), and Southern China region (Dongguan). There are various capacities in the principal manufacturing facility of Dongguan to serve the customers which are LCD TV and monitor manufacturers and LCD assembly enterprises. The Company commenced to produce LED light products in Dongguan facility since June 2008.  Yangzhou factory focuses on producing small and mid size of CCFL and LED backlight products.  Wuhan facility solely manufactures the large size of CCFL backlight products.  Based on three manufacturing facilities, the Company believes that it has strategically deployed its production capacity in China for its long term growth.

From the product mix aspect, the Company’s sales can be divided into four main categories: CCFL backlight, LED backlight and LED general light, LCM and Mini-notebook assembly products as follows.

	Years Ended December 31,
	2007	2008
CCFL backlight	$26,188,000	$27,319,000
LED backlight and LED general light	19,721,000	26,243,000
LCM	-	1,456,000
Mini-notebook assembly	-	413,000
Total	$45,909,000	$55,431,000

During the year ended December 31, 2008, CCFL products accounted for 49% of the Company’s total sales revenue, compared with 57% for 2007.  Sales of CCFL backlights totaled $27.3 million for the year ended December 31, 2008, an increase of $1.1 million, or 4.2%, compared with $26.2 million for 2007.  During 2008, there is a significant increase in delivery of large size CCFL backlight, which amounted to $14.8 million for 2008, compared with $9.3 million for 2007, an increase of $5.5 million.  Wuhan facilities contributed $6.7 million of increase, which was offset by the decrease of $1.2 million in Diguang Electronics.  The delivery of mid-size CCFL products amounted to $12.5 million in 2008, a decrease of $4.3 million, or 26%, compared with $16.8 million for 2007.  The reason of decrease in sales of mid-size CCFL products was that the Company’s customers have recognized the LED solution and changed their needs from mid-size CCFL to mid-size LED backlight products.

Sales of LED backlight products and LED general lights accounted for the 47% of the total sales revenues for the year ended December 31, 2008.  Sales of LED backlight products totaled $25.8 million for 2008, an increase of $6.1 million, or 31%, compared with $19.7 million for 2007.  The maiden delivery of LED general lights amounted to $486,000 for 2008.  The increase of LED products is due mainly to the rise of demands for LED products from new and existing customers in global market whose demands were focused on more small to mid size LED products.

Of the total increase in sales of LED products, the sales of mid size LED backlights amounted to $4.6 million, of which, $3.3 million was generated from Diguang Electronics and the other $1.3 million from Dihao.  The sales of small size mobile phone backlight products increased by $2.8 million from $1.1 million in 2007 to $3.9 million in 2008 from Diguang Electronics.  The increase in sales of small and mid size LED backlights was offset by decease of $0.9 million of other LED products.

The Company expects its LED product shipments will continue to grow and be more sustainable as the transition from CCFL to LED backlights become more compelling due to its superior performance in contrast ratio, color gamut, localized dimming and low power consumption.

The Company has successfully penetrated into the LCM assembly following its integration strategy.  The TFT-LCD glass substitute is supplied by the Company’s customers on an OEM basis and the Company has recorded $1.5 million revenue for both CCFL and LED LCM to the LCD panel makers for 2008.  Manufacturing of LCM provides the Company the vast opportunity for downstream integration.

From the third quarter of 2008, the Company began to deliver mini-notebooks to its customers.  Total sales of mini-notebook amounted to $413,000 for 2008, which are the partial delivery on OEM basis.  It is the Company’s strategic decision to enter into the fast-growing mini-notebook market and the Company has attended many local and oversea exhibitions to promote its products.

Cost of Sales

Since the basic materials for all backlight products are similar, the Company discusses cost of sales in the aggregate for all products.  Cost of sales was $50.7 million for 2008, an increase of $12.6 million, or 33%, compared with $38.1 million for 2007.  Of the total cost of sales, $1.2 million was attributable to inventory provision incurred in 2008.  Comparing with the provision of only $296,000 incurred in 2007, the $1.2 million provision in 2008 was much higher, which amounted to 2.4% of total cost of sales of 2008.  Due to effect of the worldwide depressed economic conditions, some of the Company’s costumers stopped placing orders with the Company during the fourth quarter of 2008.  The Company’s production volume dropped eminently, but most of the production overheads were fixed, which resulted in relatively higher unit cost of the Company’s products.  Under such circumstances, the cost of certain products exceeded the net realizable value based on the price subsequent to the year end of 2008.  Consequently, a relatively higher amount of provision was recorded.  The Company also made provision for obsolete inventories at the end of 2008.

Excluding the effect of inventory provision, cost of sales was $49.5 million for 2008, an increase of $11.7 million, or 31%, compared with $37.8 million for 2007.  The increase of 31% in cost of sales was higher than the increase of 21% in total revenue for the year due mainly to the continuous decrease in sales price of the Company’s products and relatively lower decrease in purchase price of raw material.

Raw material cost was $39.6 million for 2008, which represented an increase of $9.2 million, or 30%, compared with $30.4 million for 2007.  The increase in raw materials cost for 2008 was attributable mainly to the increase of sales volume.  Furthermore, the Company was unable to reduce the procurement cost in the same percentage as the reduction in the unit price pressured by market force as a general trend because the supplies of certain components were limited.  Regarding to raw material cost, management noted that the increase of large size CCFL product sales volume accounted for mainly the increase of raw material cost, as the material used for CCFL products had a much higher cost tag attached than the other products.  The increase of raw material cost for large size CCFL products in Wuhan facility was $5.7 million, from $3.8 million in 2007 to $9.5 million in 2008.  The percentage of raw material cost to total revenue was 71% for 2008, comparing with 66% for 2007.  The increase of proportion of raw material cost was due mainly to increased sales of large size CCFL products in Wuhan Diguang, for which the raw material cost accounted for 87% of its total revenue.

Labor cost was $6.5 million for 2008, represented an increase of $1.8 million, or 38%, comparing with $4.7 million for 2007.  The percentage of labor cost to total revenue was 12% for 2008, comparing with 10% for 2007.  Effective April 1, 2008, the newly enacted Labor Law of the People’s Republic of China requires higher level of minimum wages, which resulted in the increase in labor costs for manufacturing companies like Diguang Electronics, Dihao, Wuhan Diguang and Dongguan Diguang S&T.  That is the reason why the Company’s labor cost accounted for a higher percentage of total revenue in 2008.

Production overhead was $3.4 million for 2008, an increase of $0.7 million, or 26%, comparing with $2.7 million for 2007.  The overhead expense include depreciation charges for fixed assets and amortization for building improvement, water and electricity expenses,  repaired expenses, and lease rental etc.  The depreciation charges for 2008 increased $0.4 million due to the fact that more fixed assets were put into services during 2008 than during 2007.  The cost of water and electricity increased $0.2 million as a result of the increase in production volume.  The production overhead accounted for 6% of total revenue for both years of 2008 and 2007.

Gross Margin

The overall gross margin for 2008 was 9%, an 8% decrease, comparing with 17% gross margin for 2007.  Taking out the impact of inventory provision included in cost of sales, the gross margin was 11% for 2008, still represented a sharp drop comparing with 17% for 2007.

During 2008, the Company suffered the global financial crisis and more aggressive competitions, which forced it to reduce its selling price to keep existing customers and spent more resources to obtain new customers in order for it to maintain its market share in this industry.  Meantime, the Company was unable to pass the entire burden of decrease in selling prices to its vendors because the supplies of certain components were limited.   In addition, in order to move into manufacturing of the high-end products, the costs of certain components contained in the customers’ specification were higher than the costs of the same type of components used in low-end products, which reduced the Company’s gross margin further.  Although the newly developed products of mini-notebook and LED general lightings have higher gross margins, however, the sales revenue from of these new products was not significant enough to account for major portion of the Company’s total revenue, which accounted for only 2% of total revenue.  Combining all of the factors, the overall gross margin remained at a relatively low level.

Gross margin of LED backlights dropped dramatically from 21% in 2007 to 8% in 2008 resulting in a decrease of 13%.  The sales of mid size LED backlights and small size LED backlights used in mobile phone contributed greatly to the overall drop of gross margin.  Sales of mid size LED backlights was approximately $13 million, accounting for 23% of total revenue. The gross margin of mid size LED backlights dropped to 11% 2008 from 18% in 2007, due mainly to the increase in suppliers who are selling the same type of products.  Meantime, gross margin of small size LED backlights used for mobile phone remained negative, a negative 14% in 2008 compared with negative 11% in 2007 with a visible growth in sales volume.  Sales of LED backlights for mobile phone accounted for 7% of total revenue in 2008, compared with 2% in 2007.  The Company kept selling small size LED backlights for mobile phones at negative gross margin in order to compete for a share of this market segment. In order to sell these mobile phone backlights at a positive margin, the Company is focusing on enhancing its manufacturing process and procurement cost to improve the gorss margin in 2009 and at the same time the Company is focusing on developing new customers and expanding the sales to existing customers. Through the process of expanding sales volumes, the Company expects to achieve a positive gross margin in the first half year of 2009.

Gross margin of CCFL products was relatively stable compared with LED backlights.  The gross margin of CCFL products dropped only 2% from 14% in 2007 to 12% in 2008.  The primary reason was that sales of large size CCFL products in Wuhan Diguang brought a much higher gross margin of 6% in 2008, comparing with 0.1% in 2007, since its mass production commenced in 2008.

Management believes that the market pressure to reduce the price of the Company’s products will continue in 2009.  Accordingly, management intends to improve gross margin through focusing on the following aspects: enhancing the Company’s research and development to provide customers with alternative solutions; expending customer base; lowering raw material cost through redesigning the products; and increasing the categories of existing products and launching new products.  The Company is working on new products of LED general lighting and ultra-slim LED monitors.

Regarding international sales, the Company’s gross margin was approximately 12% for 2008, a 4% decrease, compared with 16% for 2007 due to the price reduction pressure from end users who are LCD panel makers.  Regarding domestic sales, the Company’s gross margin was approximately 7%, a 17% decrease, comparing with 24% for 2007.  The decrease of gross margin from domestic customers was due mainly to the increase in sales volume of small size LED backlights for mobile phone, which had a negative gross margin of 14%.

Selling Expenses

Selling expenses were $1.9 million for 2008, a decrease of approximate $728,000, or 28%, compared with $2.6 million for 2007.  The changes were generated from the following expenses. Commission expense decreased $1.1 million in 2008. As a result of deeply narrowed gross margin, the Company did not have to pay as much commissions in 2008 as in previous years.  The decrease of commission expense was offset by the increase in other components of selling expenses.  Payroll expense increased $95,000 due to an increase in headcounts; sample charges and exhibition expenses increased by $115,000 and 61,000, respectively, due to extensive promotion activities for new products and new customers;

The percentage of selling expenses to total revenue was 3.4% for 2008 and 5.6% for the prior year.

Research and Development Expenses

Net research and development expenses were $1.2 million for 2008, an increase of $109,000, or 10%, compared with $1.1 million for 2007. The changes were primarily from the following expenses. Cost of moulds and payroll expenses increased $201,000 and $129,000, respectively, due to increased researching and developing activities on new products during the year.  On the other hand, income from government grants increased $144,000 in 2008, which mitigated the increase of research and development expenses.

The percentage of research and development expenses to total sales revenue was approximately 2.1% and 2.3% for 2008 and 2007, respectively.

General and Administrative Expenses

General and administrative expenses were $5.5 million for 2008, a decrease of $1 million, or 15%, compared with $6.5 million for 2007.  The share-based compensation recorded in 2008 decreased by $635,000, which was in line with the trend of adopting of grading vesting method of recognizing stock compensation.  Bad debt allowance expenses decreased $308,000 in 2008. Since the sales volume dropped during the fourth quarter of 2008 and the Company took the chance to strengthen its collection of overdue accounting receivables.  The Company’s efforts in collecting accounting receivable reduced the allowance required at the balance sheet date.  The start-up expense $293,000 of Wuhan Diguang was included in prior year’s expense and it did not recur in 2008. The aforementioned decrease in general and administrative expenses was offset by an increase of $102,000 in depreciation expense and $84,000 in miscellaneous categories of general and administrative expenses.

The percentage of general and administrative expenses to total sales revenue was approximately 10% and 14% for 2008 and 2007, respectively.

Interest expense

Net interest expenses were $260,000 for 2008, representing an increase of $382,000, compared with an interest income of $122,000 for 2007.  During 2007 and 2008, more and more cash was occupied for working capital purposes or used to acquire long-term assets, the balance of cash left in banks reduced and relating interest income was also reduced accordingly.  Moreover, the Company accrued interest expense of $155,000 and $138,000, respectively, for short-term loan from bank and for outstanding amount due to stockholders in acquiring Dongguan Diguang S&T during 2007.

Investment Income

Investment income was $68,000 for 2008, represented a decrease of $415,000, or 86%, compared with $483,000 for 2007.  More cash was occupied for working capital purpose and/or used to acquire long-term assets during 2008. The Company did not have as much cash in 2008 as in the prior year to invest in short-term financial assets.  Consequently, investment income was reduced.

Other expenses

Other expenses were $191,000 for 2008, representing an increase of $23,000, compared with expense of $168,000 for 2007.  The increase was mainly attributable to the decrease of income for scrap sales in Diguang Electronics.

Income Tax Provision

Income tax provision for 2008 was approximately $191,000, an increase of $97,000, compared with $94,000 for 2007.  Yangzhou Dihao has passed its two-year period with 100% exemption of income tax and it was the first year for Dihao to provide income tax at a rate of 12.5% during 2008.  The income tax expense provided in Dihao was approximately $100,000 for 2008.  Diguang Electronics suffered a big loss in 2008, no income tax was provided and the previously recognized deferred tax assets of approximately $87,000 were fully reversed during 2008.  In addition, the Company did not provide any US federal income tax provision during 2008 as there was no taxable income in the U.S. whereas the Company recorded US federal income tax provision of approximately $33,000 for 2007 as a result of subpart F income generated by Diguang S&T (HK) during 2007 in accordance with relevant US IRS codes.

Net Loss

Net loss was $4,718,000 for 2008, compared with net loss of $2,905,000 for 2007, representing an increase of $1,813,000, or 62%, in net loss.  Minority interest portion of net income generated at North Diamond was $196,000 for 2008 and $335,000 for 2007, which represent 4.3% of net loss for 2008 and 13% of net loss for 2007.  The increase in net loss was due mainly to the decrease in gross margin.  As a percentage of total revenue, net loss for 2008 accounted for 8.5% whereas net loss for 2007 accounted for 6.3%, representing an increase in loss of 2.2%.

Earnings (losses) per Share

The basic loss per share was $0.21 for 2008, compared with basic loss per share of $0.13 for 2007.  Basic earning per share for 2008 was negatively impacted by $0.08 per share due to the significant decrease in gross margin. The number of weighted average common shares outstanding was increased to 22,156,000 shares for 2008 from 21,531,000 shares for 2007.

Comparison of Years Ended December 31, 2007 and 2006

Revenue

Net revenue was approximately $45.9 million for the year ended December 31, 2007, an increase of $11.7 million, or 34%, compared with $34.2 million for the prior year.  Of the $11.7 million increase, $4.4 million came from the sales of both mid-size of LED and CCFL products manufactured at Yangzhou facility and $4.2 million came from the sales of CCFL products at Wuhan facilities which started operation on July 1, 2007.  The backlight products manufactured at Yangzhou facility were delivered mainly to Taiwanese customers located in Eastern China region, particularly in Shanghai where certain famous international and domestic LCD module manufacturers reside.  The backlight products manufactured at Wuhan facilities were delivered mainly to certain top TFT-LCD panel makers for the higher-priced 19” CCFL products.  The remaining increase of $3.1 million in revenue was attributed to Diguang Electronics.  The increase in revenue generated by Diguang Electronics was due mainly to the maiden sales to new customers.  To meet new market demands in backlight industry, management has changed the product mix in favor of higher-priced products in the categories such as CCFL for automobile TV and large size CCFL for TFT-LCD, especially shifting from CCFL mid-size to LED mid-size products despite the fact that the backlight products were under pressure to cut down the unit price due to price erosion in LCD monitor-end market.  As a general trend, many multinational companies have shifted their procurement chain to China seeking for low cost solution so that the Company is facing a great opportunity and challenge in terms of cost competition.

The Company’s total net revenue can be divided into international sales and domestic sales as follows:

	Years Ended December 31,
	2006	2007
International sales	$31,528,000	$38,612,000
Domestic sales	2,714,000	7,297,000
Total	$34,243,000	$45,909,000

Sales to international customers totaled $38.6 million for the year ended December 31, 2007, an increase of $7.1 million, or 23%, compared with $31.5 million for the prior year.  The increase in revenue was due primarily to the global demand for the digital display products such as automobile TV, portable DVD, MP3 and MP4 and LCD product series in particularly resulting in the surge in demand for the LED backlight.  Of the $7.1 million increase, approximately $3.2 million was attributable to sales of Taiwanese customers generated at Wuhan and Yangzhou facilities netting the $2.8 million decrease in sales to Hong Kong customers by Diguang Electronics.  The sales to major Korean customers increased to $4.7 million for 2007, an increase of $3.9 million, or 493%, compared with $793,000 for 2006.  Of the sales of $4.7 million to Korea customers, Diguang Electronics delivered its maiden sales to a Korean-based customer in Southern China amounting to $3.9 million during 2007.  The newly obtained Korean customers have demonstrated to management that China is becoming a major country of manufacturing TFT-LCD products as a result of the fact that the most of the top and secondary tier LCD panel makers have shifted their sources of supply to China from their existing upstream and midstream vendor chain due to China’s low labor cost and other competitive advantages.  Accordingly, the Company believes that this shift would provide a vast opportunity for it to venture into the larger size of CCFL backlight, which is the Company’s core competency, and probably the related industries such as LED TV backlight and LCD assembly.  The sales to Hong Kong customers were $14.2 million for 2007, a decrease of $2.8 million or 16%, compared with $17 million for 2006.

Sales to domestic customers were $7.3 million for 2007, an increase of $4.6 million, or 170%, compared with $2.7 million for 2006.  The increase in domestic sales was attributable to the newly obtained customers and the increase of orders from the existed customers even though the Company faced the pressure to reduce its product unit price due to market competition. The increase of domestic sales arise from Diguang Electronics, in which increase of $4 million generated from sales to exiting customers and the remaining increase of $0.6 from new customers.

The Company has three manufacturing facilities located East China region (Yangzhou), Central China region (Wuhan), and Southern China region (Dongguan).  Especially, there are various capacities in the principal manufacturing facility located in Dongguan to serve the customers which are LCD TV and monitor manufacturers and LCD assembly firms. Based on three manufacturing facilities, the Company believes that it has strategically deployed its production capacity in China for its long term growth.

From the product mix aspect, the Company’s sales can be divided into two main categories: CCFL and LED products as follows.

	Years Ended December 31,
	2006	2007
CCFL	$24,212,000	$26,188,000
LED	10,031,000	19,721,000
Total	$34,243,000	$45,909,000

During the year ended December 31, 2007, CCFL products accounted for 57% of the Company’s total sales revenue, compared with 71% for 2006.  Sales of CCFL backlights totaled $26.2 million for the year ended December 31, 2007, an increase of $2 million, or 8%, compared with $24.2 million for 2006.  The change of the product mix was a result of adapting ourselves to the market pressure to reduce the Company’s product price and the shortage of TFT-LCD raw materials supply experienced in the first six months of 2007.  The Company lost approximately $2.8 million sales to Hong Kong customers and approximately $1.2 million sales to other customers whereas it obtained $6 million increase in sales generated at Wuhan and Yangzhou facilities by selling higher-priced products within the CCFL category in 2007.  Moreover, the demand for CCFL products from a Korean customer started in 2007.

LED backlight products accounted for the remainder of the total sales revenues.  Sales of LED backlight products totaled $19.7 million for 2007, an increase of $9.7 million, or 97%, compared with $10 million for 2006.  The proportion of LED products, primarily small to medium sizes of backlight, accounted for 43% for 2007, which is 14% higher than 29% in 2006.  The increase is due mainly to the rise of LED products demanded by new and existing customers in global market for more small inches of LCD products.  Mobile phones and electrical products require LED backlight; therefore, there is a significant increase in LED products ranging from 4” to 10.5” delivered to the Company’s customers.  Yangzhou Dihao commenced to deliver LED products to the Company’s customers from the second quarter ended June 30, 2007 onwards and the revenue contributed to $2.7 million or 14% of the total LED revenue for 2007.

The Company expects its LED shipments will continue to grow and be more sustainable as the transition from CCFL to LED backlights is becoming more compelling due to its superior performance in contrast ratio, color gamut, localized dimming and low power consumption.

Cost of Sales

Since the basic materials for all backlight products are similar, the Company discusses cost of sales in the aggregate for all products.  Cost of sales was $38.1 million for 2007, an increase of $15 million, or 65%, compared with $23.1 million for 2006.  The increase in cost of sales for 2007 was higher than the increase of 34% in total revenue for the year due mainly to the decrease in sales price whereas the increase in cost of raw materials.

Raw material cost was $30.6 million for 2007, an increase by $13.2 million, or 76%, compared with $17.4 million for 2006.  The increase in raw materials cost for 2007 was mainly attributable to the increase of sales volume.  Furthermore, the Company was unable to decrease the procurement cost in the same percentage as the reduction in the unit price pressured by market force as a general trend because the supplies of certain components were limited.  Regarding the increase of raw material cost, management noted that the increase of large size CCFL product volume accounted for the increase of raw material cost as the material used for CCFL products had a much higher cost tag attached than the cost of raw materials used on other products. As a result, a percentage of material cost to total revenue, raw material cost accounted for 67% for 2007, compared with 51% for 2006.  Facing this kind of situation, the Company tried very hard to develop new customers through tough negotiation in order for it to become one of their vendors.  In addition, to decrease the working capital requirement in relation to purchasing raw materials used for large size of CCFL backlight, the Company processed the products for one of its key Taiwanese customers in Wuhan on OEM basis.

Labor cost was $4.7 million for 2007, representing an increase of $1.3 million, or 38%, compared with $3.4 million for 2006.  Compared with 65% increase in cost of sales, the increase of 38% in labor cost was lower.  As a percentage of labor cost to revenue, the labor cost accounted for 10% of total net revenue for 2007, compared with 10% of total net revenue for 2006.  The same percentage of labor cost to total revenue demonstrated the Company’s efforts to control labor cost through improving the Company’s productivity.  In addition, the increase in the production of large inches of CCEL products did not require as much labor cost as producing the small and medium size of CCFL products.

Production overhead was $2.8 million for 2007, an increase of $0.6 million, or 27%, compared with $2.2 million for 2006.  As the result of an increase in production volume, there was an increase for indirect overhead such as water and electricity expense, depreciation charges for new addition of machineries, repairs and maintenance expenses for new manufacturing facilities in Wuhan and Yangzhou.  Compared with the increase of 65% in cost of sales, the increase proportion in production overhead was lower as the production overhead was semi-variable in nature.  As a percentage of production overhead to total revenue, it accounted 6% of total revenue in 2007, compared with 7% of total revenue in 2006.

Gross Margin

The overall gross margin for 2007 was 17%, a 15% decrease, compared with 32% gross margin for 2006.  During 2007, the Company suffered a significant price reduction pressure on similar products compared with the unit price it got in 2006.  The Company was unable to transfer the price reduction pressure to its suppliers, which meant that it still paid the market price to procure its raw materials.  The sales volume for 19” CCFL LCD increased dramatically in 2007, amounting to 9.3 million, which had an average gross margin at only 5.28%.  Furthermore, in order to move into the high-end products, the price of certain components contained in the customers’ specification was higher than the price of the same type of components used in the low-end products, which reduced the Company’s gross margin.  Similarly, the Company was unable to pass the entire burden to its customers in order to maintain its market share in this industry.  On the other hand, as the products made in Wuhan were on OEM basis to lessen the Company’s working capital requirement whereas the low gross margin of the products manufactured in Wuhan has pushed the Company’s gross margin downwards.  To the extent the Company was able to purchase its raw materials at lower prices consistent with the general trend of that product market it did everything possible to take the advantage of the lower prices, which mitigated the price pressure from its customers.  At the same time, the Company’s strategy to shift to LED products with a gross margin of 20% in 2007, also contributed a positive impact to the Company’s gross margin during 2007.

Management believes that the pressure to reduce the product unit price from market will continue in 2008.  Accordingly, management intends to improve gross margin through focusing on following aspects: enhancing the Company’s research and development to provide customers with alternative solutions, lowering purchasing cost and expending customer base, forming internal strategic business units.  Accordingly, management plans to design and implement standard operating procedures together with definite and full documentation in 2008 within the entire organization for the ultimate goal to enhance the Company’s productivity and profitability.

Regarding international sales, the Company’s gross margin was approximately 16% for 2007, a 15% decrease, compared with 31% for 2006 due to the price reduction pressure from end users who are LCD panel makers.  Regarding domestic sales, the Company’s gross margin was approximately 24%, a 21% decrease, compared with 45% for 2006.

Selling Expenses

Selling expenses were $2.6 million for 2007, an increase of approximate $1 million, or 64%, compared with $1.6 million for 2006.  Of the approximate $1 million of increase, commission expense accounted for $480,000 due to the fact that more sales in 2007 were commission based sales; transportation expense accounted for $218,000 due to the increase in sale volume; payroll expense accounted for $223,000 due to the increase in headcounts; meal and entertainment and other accounted for approximately $70,000 related to the extended sale effort exercised by us; travel, show and exhibition expenses accounted for $49,000 due to the extended effort exercised by us;  telecommunication expense decreased by $29,000 in conjunction with the decrease in other minor items.  As a percentage of total revenue, selling expenses were approximately 5.6% for 2007 and 4.6% for the prior year, respectively.

Research and Development Expenses

The net research and development expenses were $1,054,000 for 2007, an increase of $268,000, or 34%, compared with $786,000 for 2006.  The increase was mainly attributed to the increase in payroll expense of $471,000 related to the Company’s engineers performing research and development functions.  The increase was offset by the decrease in $180,000 mainly comprising of net mould charges and raw materials for design and development usage netting against the reimbursement of mould charges from customers, which demonstrated that the Company was able to deliver its new products in 2007 for the development made in 2006.  Other fluctuation include: the decrease in patent expense and training expense of $80,000 and increase in government fund and others of $57,000.  As a percentage of total sales revenue, research and development expenses were approximately 2.3% and 2.3% for 2007 and 2006 respectively.

General and Administrative Expenses

General and administrative expenses were $6.5 million for 2007, a decrease of $180,000, or 3%, compared with $6.7 million for 2006.  In terms of the components of general and administrative expenses, share-based compensation decreased by $928,000, or 43%, compared to $$2,134,000 for 2006.  The decrease was attributable to the resignation of former CFO and two independent directors in 2007.  Professional service fees were decreased by almost $389,000 or 46%, compared to the amount of $1,236,000 for 2006.  The decrease should be attributable to the less financing and reorganization activities took place in 2007 compared to the level of activities incurred in 2006.  Payroll expense was increased by $440,000 in connection with the increase in headcounts and pay scale increase.  The start-up expenses for Wuhan entity accounted for $293,000 whereas there was no such expense for 2006.  In addition, bad debt allowance increased by $386,000 as a result of the increase of receivables with aging older than one year, compared to $271,000 for 2006.  The last $17,000 increase was related to office expense, compared to $1.59 million for 2006.  As a percentage of total sales revenue, general and administrative expenses represented 14% and 19% for 2007 and 2006, respectively.  Excluding the stock compensation expense, the remaining general and administrative expense for 2007 and 2006 represented 11% and 13% of total revenue respectively.

Interest Income

The net interest income was $122,000 for 2007, representing a decrease of $37,000, or 23%, compared to $159,000 for 2006.  The decrease in net interest income was due to the fact that more cash was occupied by financing the business expansion and the new manufacturing facility in Wuhan in 2007 whereas more net interest income was earned during 2006 on cash generated from operations and unused proceeds from the private placement that took place on March 17, 2006.  Interest income for 2007 and 2006 represented 0.27% and 0.46% of total revenue, respectively.

Investment Income

The investment income was $483,000 for 2007, represented an increase of $429,000, or 794%, compared with $54,000 for 2006.  The increase was attributable to the high yield from the investment fund placed with the Bank in China which was redeemed in December 2007.   Compared with investment income of $54,000 for 2006, which was attributable to the yield from the cash proceeds from the private placement placed as short-term deposit in Hong Kong during 2006, the Company did much better in 2007.  Investment income for the years ended December 31, 2007 and 2006 represented 1.05% and 0.16% of the total revenue, respectively.

Other expenses

Other expense was $168,000 for 2007, representing an increase of $68,000, or 68%, compared with $100,000 for 2006.  The increase was due primarily to the increase in exchange losses incurred in working capital.  Other expenses for 2007 and 2006 represented 0.37% and 0.29% of total revenue, respectively.

Income Tax Provision

Income tax provision for 2007 was approximately $94,000, a decrease of $359,000, compared with $453,000 for 2006.  The decrease in income tax provision was attributable mainly to decrease of the taxable income at Diguang Electronics.  The taxable income at Diguang Electronics was $619,000 for 2007, compared with the taxable income of $4.5 million for 2006, considering the fact that the applicable tax rate for Diguang Electronics was 15% for 2007 and 10% for 2006, respectively.  In addition, the Company did not provide any US federal income tax provision for 2006 as there was no taxable income in the U.S. whereas the Company recorded US federal income tax provision of approximately $33,000 for 2007 as a result of subpart F income generated by Diguang S&T (HK) during 2007 in accordance with relevant US IRS codes.  As a percentage of net revenue, income tax provision was 0.21% and 1.32% for the years ended December 31, 2007 and 2006, respectively.

Net Loss

Net loss was $2,905,000 for 2007, compared with net income of $1,665,000 for 2006, representing a decrease of approximately $4.6 million in net income or 275%.  Minority interest portion of net income generated at North Diamond was $335,000 for 2007 and $75,000 for 2006, which represent 11% of net loss for 2007 and 4.5% of net income for 2006.  The decrease in net income was due mainly to the decrease in gross margin, the increase in operating expenses, which was attributable mainly to the increase in selling expenses, the increase in research and development expense, the increase in impairment loss related to a long-term investment, and the increase in non-operating loss as a result of the weak dollar value as the Company’s international sales were mainly denominated by US dollars.  As a percentage of total revenue, net loss for 2007 accounted for 6.3% whereas net income for 2006 accounted for 4.9%, representing a decrease of 11.2%.

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

Liquidity and Capital Resources

Comparison of Years Ended December 31, 2008 and 2007

As of December 31, 2008, the Company had total assets of $ 53.6 million, of which cash amounted to $15 million, accounts receivable amounted to $9.9 million and inventories amounted to $7.3 million.  The working capital was $7.9 million and the equity was $24.8 million on December 31, 2008, compared with $11.8 million and $27.3 million, respectively, on December 31, 2007.  The quick ratios were approximately 1.02 and 1.16 on December 31, 2008 and 2007, respectively.

The Company believes that the current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months.  The Company’s ability to generate adequate amount of cash to meet the future capital requirements will depend primarily on operating cash flow.  If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing.  The Company is expecting to obtain additional lines of credit from the commercial banks in China.

Working capital decreased by $3.9 million to $7.9 million as of December 31, 2008 from $11.8 million of December 31, 2007.  The current ratio as of December 31, 2008 and 2007 was 1.31 and 1.45, respectively.  The decrease in working capital is primarily due to $2.7 million net cash used in operating activities and $3.8 million net cash used in investing activities.

Cash position decreased $1.3 million, or 8%, from $16.3 million as of December 31, 2007 to $15 million as of December 31, 2008.

Net cash used in operating activities was $2.9 million for 2008, comparing with $3.9 million net cash provided by operating activities for 2007.  During the year 2008, cash used in making payments to vendors and occupied in inventories were $2 million more than cash received from customers, which is the main reason that the operating activities used cash $2.9 million in the year.

Non-cash items added approximately $4,277,000 back to cash flow in operating activities for 2008, compared with total non-cash items of $4,261,000 for 2007.  Of the non-cash items for 2008, approximately $572,000 was from share-based compensation, $634,000 lower than $1,206,000 for 2007.  Depreciation was $1,833,000 for 2008, an increase of $635,000, comparing with $1,198,000 for 2007, due primarily to putting more equipment and machinery into services during 2007 and 2008 for the Company’s new product lines, such as backlights for computer monitors and cell phones.  Inventory provision was $1.24 million for 2008, $944,000 higher than $296,000 for 2007.   Minority interest was $196,000 for 2008, a decrease of $139,000 comparing with $335,000 for 2007 due to the decrease of net income in North Diamond.  Bad debt allowance was $221,000 for 2008, $383,000 lower than $604,000 for 2007.  Impairment loss from long term investment in Yangzhou Huaxia was $157,000 and $622,000 for 2008 and 2007, respectively.

The impact of the changes in operating assets and liabilities on cash flow between two years ended December 31, 2008 and 2007 was presented as follows.

•	$9,588,000 from Accounts receivable (positive impact)
•	$2,097,000 from inventory (positive impact)
•	$241,000 from other receivable, prepayments and other assets (positive impact)
•	$477,000 from VAT recoverable (positive impact)
•	$14,088,000 from accounts payable (negative impact)
•	$3,006,000 from accruals and other payable (negative impact)
•	$216,000 from advance from customers (negative impact)
•	$111,000 from taxes payable (negative impact)

Total negative impact from above non-cash items and changes in operating assets and liabilities was approximately $5.0 million.

Net cash used in investing activities amounted to $3.8 million for 2008, a decrease of $6.4 million, or 63%, compared with $10.2 million cash used for 2007.  During 2008, the Company invested $2.6 million in plant, property and equipment, a decrease of $3.6 million, or 58%, compared with $6.2 million during 2007.  In the year 2007, $2.4 million was paid to acquire the land usage right in Guangming, Shenzhen and $1 million was paid for the construction of plant in Dongguan Diguang S&T.  There was no significant investment in plant and property in 2008.  For the transaction of acquisition of 65% interest in North Diamond and 100% interest in Dongguang Diguang S&T, the Company paid cash of $3.98 million and $1.19 million during 2007 and 2008, respectively.

Net cash provided by financing activities was $4.6 million for 2008, compared with $34,000 used in financing activities for 2007.  During 2008, the Company repurchased 268,700 shares of common stock with a total cost of $245,160, compared with 252,000 shares repurchased with a total cost of $429,000 in 2007.  The Company paid out $727,000 to related parties in 2008, comparing with receipts of $159,000 from related parties in 2007.  Payments to related parties mainly related to repayment of a loan from Diguang Engine and Equipment when it was due on November 30, 2008. The Company had an outstanding bank loan of $4.4 million in 2008 whereas it did not have any outstanding in 2007.  The Company also received capital contribution of $738,000 from minority shareholders of North Diamond in 2008, which minority owners of North Diamond infused their capital only in 2006, not in 2007.  The research funding the Company received from Chinese government and shared with other companies was $392,000 in 2008, comparing with $236,000 received in 2007.  If the Company’s research activities failed, the Company would have paid back to Chinese government for the amount it received.  However, if the Company’s research activities are successful, the fund received will be deemed as government subsidies.

Net cash generated from financing activities complemented cash used in operating and investing activities, resulting in a net cash decreased of only $1.2 million during 2008.

Comparison of Years Ended December 31, 2007 and 2006

As of December 31, 2007, the Company had total assets of $56.6 million, of which cash amounted to $16.3 million, accounts receivable amounted to $12.7 million and inventories amounted to $7.5 million.  The Company’s working capital was approximately $11.8 million and the Company’s equity was $28.8 million compared with working capital of $21.01 million and equity of $33.74 million on December 31, 2006. The Company’s quick ratios were approximately 1.16 and 2.37 at December 31, 2007 and 2006, respectively.

The Company believes that the current liquidity and capital resources are sufficient to sustain operations through at least the next 12 months, primarily due to cash expected to be generated from continuing operations. The Company’s ability to generate adequate amount of cash to meet its future capital requirements will depend primarily on operating cash flow.  If sales or cash collections are reduced from current expectations, or if expenses and cash requirements are increased, the Company may require additional financing.  The Company expects to obtain a line of credit from the commercial banks in China.

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

Non-cash items added approximately $4,261,000 back to cash outflow from operating activities for 2007, compared with total non-cash items of $3,773,000 for 2006.  Of the non-cash items for 2007, approximately $1,206,000 was from share-based compensation, $928,000 lower than $2,134,000 for 2006 due mainly to the resignation of former CFO and two independent directors and other management team members.  Depreciation was $1,198,000 for 2007, with an increase of $432,000, compared with $766,000 for 2006, due primarily to the addition of equipment and machinery for the Company’s new product lines, such as backlights for computer monitors and cell phones, and new office building in Shenzhen that was purchased during 2006 and put into use in March of 2007.  Inventory provision was $296,000 for 2007, $250,000 lower than $546,000 for 2006.  Minority interest was $335,000 for 2007, compared with $75,000 for 2006 due to the increase net income generated by North Diamond for 2007.  Before the Company wrote off its allowance for doubtful accounts against accounts receivables, bad debt allowance was $604,000 for 2007, $345,000 higher than $259,000 for 2006.  There was no imputed interest and deferred tax assets impact for 2007, compared with a positive $80,000 of imputed interest and a negative $87,000 of deferred tax assets for 2006.  In addition, there was impairment loss of $622,000 related to a long term investment accounting for under cost method in 2007.

The impact of the changes in operating assets and liabilities on cash flow was explained as follows.  The accounts receivable during 2007, was increased by approximately $6,508,000, compared with a $542,000 decrease in 2006.  Inventory level increased by $3,170,000 during 2007, compared with a $1.222,000 increase during 2006. Other receivables increased by $249,000 during 2007, compared with a $152,000 increase for 2006.  Deposits, prepayment and other assets decreased by $460,000 during 2007, compared with a $638,000 increase in deposits, prepayment and other assets for 2006.  VAT recoverable increased by $185,000 during 2007, compared with a $220,000 increase for 2006.

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

Net cash used in investing activities amounted to $10.2 million for 2007, an increase of $4.8 million, or 89%, compared with the $5.4 million cash used in investing activities for 2006.  During 2007, the Company invested $6.2 million in plant, property and equipment, an increase of $3.0 million, or 94%, compared with $3.2 million during 2006.  The long-term investment during 2006 was $1.5 million whereas there was no cash disbursement for long term investment during 2007.  During 2006, the Company redeemed $1.1 million marketable securities and paid deposit of $1.8 million for the new office building where the Company moved in 2007.  During 2007, the Company acquired 65% interest of North Diamond and 100% interest of Dongguang Diguang S&T by paying cash of $1.98 million and $2.0 million, respectively.

Net cash used in the financing activities for 2007 was $34,000, compared with $11 million net cash provided by financing activities for 2006.  There was no private placement in 2007 which generates cash proceeds of $12 million during 2006 accounting for the total decrease.  During 2006, the owners of North Diamond infused a total of $1.4 million of capital into Yangzhou facility whereas there was no such capital infusion in 2007.  Compared with the cash proceeds from private placement incurred in 2006 and capital infusion of $1.4 million in 2006, the cash disbursement for related parties was immaterial whereas there was a positive cash flow from amount due to related parties during 2007.  Also during 2007, the Company repurchased 252,000 shares of common stock with a total cost of $429,000.  Meanwhile, the Company had obtained the research funding of $236,000, which was granted by Chinese government and shared with other companies.  If the Company’s research activities failed, the Company would have paid back to Chinese government.  However, if the Company’s research activities are successful, the fund received will be deemed as government subsidies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          (a) Financial Statements

          The following financial statements are set forth at the end hereof.

          1.     Report of Independent Registered Public Accounting Firm

          2.     Consolidated Balance Sheets as of December 31, 2008 and 2007

          3.     Consolidated Statements of  Income and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006

          4.     Consolidated Statements of  Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

          5.     Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

          6.     Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures:

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's, the “SEC”, rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer, the “CEO”, and chief financial officer, the “CFO”, as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with the preparation of this annual report on Form 10-K, the “Form 10-K”, the Company carried out an evaluation as of December 31, 2008, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2008 the Company's disclosure controls and procedures were not effective because of the material weaknesses described below under “Management's Annual Report on Internal Control over Financial Reporting.”

To address these material weaknesses, the Company performed additional analyses and other procedures, described below under the subheading “Interim Measures”, to ensure that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States, “GAAP”. Accordingly, Company management believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

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

Management has conducted an assessment, including testing, of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making its assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in internal control over financial reporting have been identified as of December 31, 2008.

1.	Entity level material weaknesses-control environment

The Company did not have an appropriate level of control consciousness as it relates to the establishment and maintenance of policies and procedures with respect to key internal controls. Effective controls were not designed and in place over the process related to identifying and accumulating all required information to ensure the completeness and accuracy of consolidated financial statements and disclosures as required by Rule 3-10 of Regulation S-X.

2.	Insufficient resources for US GAAP compliance

The Company currently lacks finance and accounting personnel who possess sufficient skills and experience to ensure that all transactions are accounted for in accordance with US GAAP.  In addition, the Company does not have sufficient internal financial policies and procedures to ensure that the existing personnel are capable of fulfilling the requirements of US GAAP reporting.  Amongst those deficiencies, revenue and cost recognition were affected most as evidenced by their significant adjustments as compared to the Company’s preliminary consolidated financial statements.

3.	Ineffective information technology general control

The Company currently does not have a formal documentation on the information technology general controls, including program development, program changes, computer operations, access to programs and data.

Remediation Measures of Material Weaknesses

To remediate the material weaknesses described above in “Management’s Report over Financial Reporting”, the Company has implemented or plan to implement the following measures, and will continue to evaluate and may in the future implement additional measures.

1.
The Company planned remediation measures of hiring and training of personnel who will address these material weaknesses generally as it will have sufficient personnel with knowledge, experience and training in the application of U.S. GAAP commensurate with the Company’s financial reporting requirements;

2.
Audit Committee and management will prioritize improvement of the Company’s internal control over financial reporting. The Company has a comprehensive training program in financial reporting on U.S.G.A.A.P internally and the Company’s staff have enrolled in professional accounting seminars.

3.
The Company continues to retain the services of outside U.S. counselor to advise on SEC disclosure requirements and at the same time, the Company has the staff training plan on the disclosure requirement either internally or enrolment in professional courses.

4.
The Company is in the progress of implementing an ERP system which the Company considered would enable the Company to enhance its management capability on monitoring the Company's business operations. Besides, the Company is in the process of establishing a comprehensive IT short term development plan and long term strategic plan that are appropriately aligned with business objectives and include the following:

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

The Company also planned to develop an appropriate IT Organization and Relationships program to regulate IT organizational structure that adequately supports critical systems and segregation of duties, including the following:

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

The Company expects that the overall ERP implementation, together with the above mentioned policies and procedures, will be completed before September 2009.

The Company believes that it is taking the steps necessary for remediation of the material weaknesses identified above, and it will continue to monitor the effectiveness of these steps and to make any changes that its management deems appropriate.

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

(c) Changes in internal controls over financial reporting:

For the fourth quarter ended December 31, 2008, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

(d) Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or the Company’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, CORPORATE GOVERNANCE AND BOARD INDEPENDENCE

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2008  The Board of Directors is comprised of only one class.  All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position
Yi Song	51	Board Chairman and CEO
Hong Song	45	Director and Vice President
Keith Hor	44	Chief Financial Officer
Jerry Yu	52	Chief Operating Officer (appointed as of December 9 2008)
Fong Heung Sang	49	Independent Director
Hoi S. Kwok	57	Independent Director
Tuen-Ping Yang	62	Independent Director

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

Hong Song, Vice President and former Chief Operating Officer, joined Diguang Electronics in January 2001 and became Chief Operating Officer in 2006. Prior to joining Diguang Electronics, Mr. Song was an engineer involved in the design of mining engineering equipment at Beijing Engineering Design & Research Institute for Nonferrous Metals Industry (ENFI) from 1983 to 1990, where he was later promoted to project chief designer. Mr. Song has also held management positions at China National Non-Ferrous Metals Industry Corporation (CNNC) from 1990 to 1998. He obtained a degree in Mechanical Engineering from Xi’an Construction Technology University in 1983 and participated in post-graduate studies in Project Economic Analysis at Paris Mineral Industries University in Paris, France from 1998 to 1999. Mr. Song received his MBA from Peking University in 2001. Mr. Song is Yi Song’s younger brother and Tuen-Ping Yang’s nephew.

Keith Hor, Chief Financial Officer, was the Company’s financial controller from October 2006 to March 2007, overseeing the corporate strategic planning, financial and accounting functions and he was appointed chief financial officer on March 7, 2007 followed the resignation of former chief financial officer on the same date. Mr. Hor has extensive experience in corporate finance, treasury, accounting, auditing and financial planning experience in multi-national corporations. From April 2004 to September 2006, he was the group financial controller of and company secretary for Asia Tiger Group Ltd, a company listed in the Mainboard of Singapore Stock Exchange Ltd. and principally engaged in the trading and manufacturing of office equipment products and digital cameras with manufacturing facilities in Shenzhen, China. Prior to that, Mr. Hor had been the Vice President-Finance and Administration (Hong Kong & China) for five years in Jardine Logistics (HK) Ltd., a company principally engaged in air and sea forwarding services, warehouse, supply chain, inventory management and third party logistics services. He was a certified practicing accountant in Price Waterhouse from 1988 to 1993. Mr. Hor obtained his Master of Finance from the Bernard M. Baruch College, the City University of New York and his Professional Diploma of Accountancy from the Hong Kong Polytechnic University. He is a fellow member of the Chartered Association of Accountants, UK and an associate member of Hong Kong Society of Accountants.

Jerry Yu, Chief Operating Officer and Vice President, graduated with Bachelor of Science degree majoring in Accounting from California State University, Chico and Master of Business Taxation degree from University of Southern California.  He is a Certified Public Accountant and a member of AICPA.  Since 2001, he has served as CEO & Director of Shenzhen Baotian Investment Development Co. Ltd., a holding company with investments in real estate development, property management and business acquisitions.  From 2001 to 2003 he served as President & Director of Beijing Hai Hua Aquaculture, Ltd., an aqua-business specializing in high intensity indoor shrimp farming, and providing turn-key operation to customers, including feasibility study, company set-up, site selection, factory design and construction, equipment importation and engineering service, management and employees training and technology transfer.  From 1992 to 2002, he served as CEO & Director of Fair Fund Industrial (Group), Ltd., a holding company with operations both in the mainland China and Hong Kong, including real estate development, construction, property and service apartment management, food and entertainment service, manufacturing and import/export trading.  From 1989 to 1992 he served as Special Assistant to the Chairman of Da Shung Engineering Co. Ltd., a Taiwanese company with operations in construction, real estate development, manufacturing, and golf course management.  From 1979 to 1989, he served as Audit Manager - Johnson & Grover Accountants, Century City, California, Audit Senior - Laventhal & Horwath, Los Angeles, California and Audit Staff - Ernst & Ernst, Los Angeles, California.

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

Significant Employees

The following are employees of Diguang Electronics who are not executive officers, but who are expected to make significant contributions to the Company’s business:

Gangyi Luo, Manager, the Division 1 Marketing Department, Diguang Electronics, joined Diguang Electronics in 2000 as a Sales Engineer, the departmental manager and later Superintendent of Sales & Marketing.  He was a lecturer from 1996 to 2000 at Kunming Railway Equipment School before joining Diguang Electronics in the Sales and Marketing Department as a Sales Engineer.  Based on his performance, Luo Gangyi was promoted to the position of Departmental Manager, then Superintendent of Sales and Marketing.  Luo Gangyi studied from 1992 to 1996 in Southwest Jiaotong University and obtained an Engineering degree.

Huade Zuo, Manager, the Division 2 Marketing Department, Diguang Electronics, joined Diguang Electronics in 1999 as an engineer, manager, deputy chief engineer and later as Technology Superintendent. He is responsible for the Company’s technology, especially for the new technology and products.  From 1981 to 1999, he worked with Hubei Wei Te Engine Factory, where he was involved in product development. He has extensive experience in the design and production of moulds.  Mr. Zou Huade graduated from Wuhan Wireless Industries College in 1981, specializing in the design and production of moulds.

Maoshan Ding, Manager, the Indoor Lighting R&D Department, Diguang Technology, joined Diguang Electronics in 2001 as R&D Engineer, R&D manager and later R & D Superintendent. He was also a director of Diguang Electronics at the beginning of 2005.  He was engaged in working at Hu Bei Wei Te Engine Factory, as Technology Section Chief and Engineer from 1980 to 1988.  He was engaged in working on R&D fields for engine products, Honghu Mechanical Electronic Research Institute from 1988 to 2001.  He graduated from Hubei Electronic Industrial School with a major in Semi-conductors.

Chen Rongguo, Controller, Human Resources Administration, Diguang Electronics, joined Diguang Electronics in 2003 as deputy chief economist and production manager and later as budget & control superintendent.  From 1980 to 1989, he worked with Hubei Wei Te Engine Factory where he held various positions in production, finance and corporate management functions.  In 1989, he joined Wan Ma Company as an assistant to the general manager where he was involved in the day-to-day operations of the Company.  In 1995, he was transferred to the holding company, Ji Li Group Company, as logistics control manager.  Mr. Chen studied economic management by remote learning in Beijing Institute of Economic Management from 1983 to 1986.

Chao Guo, Manager, the fifth Marketing Department for Terminal Product, Diguang Technology, jointed Diguang Electronics in January 2003.  From January 2003 up to now he worked as manager in Diguang Electronics for overseas sales in charge of Korea and Europe market development and because of his good achievements he was promoted as General Manager of Medium Sized backlight SBU on September 1, 2007. From July 2002 to December 2002 he worked for Dongguan Tailian Manufacture Co, LTD as PMC dept Assistant. Mr. Guo studied  in Xi An Europe Asia Foreign Language University, China  in July 2002 with Major as International Trade.

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

ITEM 11. EXECUTIVE COMPENSATION

The Company’s Compensation Committee is empowered to review and approve the annual compensation and compensation procedures for the executive officers of the Company. The primary goals of the Compensation Committee of the Company’s board of directors with respect to executive compensation are to attract and retain the most talented and dedicated executives possible and to align executives’ incentives with stockholder value creation. The Compensation Committee evaluates individual executive performance with a goal of setting compensation at levels the committee believes are comparable with executives in other companies of similar size and stage of development operating in similar industry while taking into account the Company’s relative performance and its own strategic goals.

The Company has not retained a compensation consultant to review its policies and procedures with respect to executive compensation. The Company conducts an annual review of the aggregate level of its executive compensation, as well as the mix of elements used to compensate its executive officers. Based on the compensations committee general industry knowledge of various companies in the electronics industry, the Company believes the salaries and bonuses of the key officers and employees of Diguang are fair and reasonable.

Elements of Compensation

Executive compensation consists of following elements:

Base Salary.  Base salaries for the Company’s executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, the Company believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with the Company’s compensation philosophy. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The last meeting of the Compensation Committee was held on December 27, 2008.

Discretionary Annual Bonus.  The Compensation Committee has the authority to award discretionary annual bonuses to the Company’s executive officers under the Compensation Committee Charter. So far, no discretionary bonus has been awarded. Bonuses, if they are awarded, are intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as the financial performance, results of operation and per share performance of the Company’s common stock.

The Company’s chief executive officer and chief operating officer are eligible for a discretionary annual bonus, the specific amount of which will be determined by the Compensation Committee. The actual amount of discretionary bonus is determined following a review of each executive’s individual performance and contribution to the Company’s strategic goals conducted during the first quarter of each fiscal year. The Compensation Committee has not fixed a maximum payout for any officers’ annual discretionary bonus.

Long-Term Incentive Program.  The Company believes that long-term performance is achieved through an ownership culture that encourages such performance by its key employees through the use of stock options. The Company’s stock compensation plan has been established to provide certain of the Company’s employees with incentives to help align those employees’ interests with the interests of stockholders. The Compensation Committee believes that the use of stock options offers the best approach to achieving the Company’s compensation goals. The Company has not adopted stock ownership guidelines, and its stock compensation plan has provided the principal method for its key employees to acquire equity interests in the Company. The Company believes that the annual aggregate value of these awards should be set near competitive median levels for comparable companies.

Options.  The Company’s 2006 Stock Incentive Plan authorizes the Company to grant options to purchase shares of common stock to the Company’s employees, directors and consultants. The Company’s Compensation Committee was the administrator of the stock option plan until the authority was delegated by the Board to the Company’s Chief Operating Officer, Song Hong in 2007 and then to the Company’s Chief Executive Officer, Song Yi in 2008.  Stock option grants were made on February 25, 2006 or at the commencement of employment. The board of directors reviewed and approved the stock option to the Company’s key employees, including the Company’s Chief Financial Officer, and the Company’s independent directors on February 25, 2006 and the granting of stock options subsequent to that was administered and approved by the Compensation Committee, based upon a review of the competitive compensation of key officers and key employees, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. In 2006, the Company’s former Chief Financial Officer, the only named executive officer at that time, was awarded stock options in the amounts indicated in the section entitled “Grants of Plan Based Awards”. These grants were made to encourage an ownership culture among the Company’s employees. The Chief Executive Officer has not been granted any stock options. In 2007, the Company’s two of three current independent directors were awarded stock options. The Company’s current Chief Financial Officer was granted with 20,000 shares of option on March 1, 2007, with an exercise price of $5 per share, which vest over four years in equal installments on the following four succeeding anniversaries of the grant date; the Chief Operating Officer was granted with 300,000 shares of option on December 17, 2008, with an exercise price of $0.10 per share, which vest quarterly at the beginning of each quarter over three years starting from January 1, 2009. Please refer to “Grants of Plan Based Awards”.

In order to motivate the Company’s employees to achieve the fixed operation targets in 2009, on December 9 2008 the board approved the granting of the Incentive Option Shares in 2009 to the employees of the Company, total up to 548,000 shares.

The number of stock options to be granted to the employees in 2009 is connected with his or her annual target achievements and responsible projections, and the person who can achieve all the annual achievements will be entitled to all the granted stock options, and the person who partially achieves the annual achievements will be entitled to the partial granted stock options.  If the employee fails to achieve the target completely, no stock options would be granted.

Based on the employee’s annual target achievements, the respective stock options shall be granted as to 25% of the individual’s total entitled stock options (shares) on each of the first four anniversaries of the vesting commencement date.

2006 Stock Incentive Plan.  The Company’s 2006 Stock Incentive Plan authorizes the Company to grant incentive stock option, nonstatutory stock option, stock options, cash awards and stock awards to the Company’s employees, directors and consultants. Mr. Song Yi, the Company’s chief executive officer is the administrator of the plan.  If and when stock option awards are granted, they will be made as per the approval of the board of directors, for which the vesting commencement date will be the first day of the month in the year and, occasionally, to meet other special retention or performance objectives. Mr. Song Yi will provide the stock option award plans to the Compensation Committee for review on the executive officers and other key employees, etc. based upon the competitive compensation of the key officers and the key employees, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. Periodic stock option award plan to eligible employees, etc. will be regularly prepared by Mr. Song Yi for the approval of the board of directors.

Stock Appreciation Rights.  The Company currently does not have any Stock Appreciation Rights Plan that authorizes it to grant stock appreciation rights.

Other Compensation.  The Company’s chief executive officer and chief operating officer who were parties to employment agreements prior to the filing of this annual report will continue to be parties to such employment agreements in their current form until such time as the Compensation Committee determines in its discretion that revisions to such employment agreements are advisable. There has been no employment agreement with the Company’s previous chief financial officer. Other than the annual salary stipulated in the employment agreements of the Company’s chief executive officer and chief operating officer and the bonus that may be awarded to them at the discretion of the Compensation Committee, and other than the annual salary and the stock options granted to the Company’s chief financial officer, chief operating officer and key employees, the Company does not have any other benefits and perquisites for its executive officers; however, the Compensation Committee in its discretion may provide benefits and perquisites to these executive officers if it deems it advisable. The Company currently has no plans to change the employment agreements (except as required by law or as required to clarify the benefits to which its executive officers are entitled as set forth herein) or to extend benefits and perquisites.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option awards1 ($) (f)	Non-equity incentive plan compensation ($) (g)	Change in pension value and non-qualified deferred compensation earnings ($) (h)	All other compensation ($) 2 (i)	Total ($) (j)
Yi Song Chief Executive Officer and Chairman of the Board	2008 2007 2006	214,882 218,660 250,000	- - -	- - -	- - -	- - -	- - -	- - -	214,882 218,660 250,000

Keith Hor Chief Financial Officer (appointed on March 8, 2007)	2008 2007 2006	118,956 117,283 -			16,795 16,795 -				135,751 134,078 -

Jackie You Kazmerzak Chief Financial Officer (resigned on March 8, 2007)	2008 2007 2006	- 27,599 100,000	- - -	- - -	- 36,991 84,954	- - -	- - -	- - -	- 64,590 284,954

Hong Song Chief Operating Officer （Resigned on December 9 2008）	2008 2007 2006	171,415 174,554 200,000	- - -	- - -	- - -	- - -	- - -	- - -	171,415 174,554 200,000

Jerry Yu Chief Operating Officer （Appointed on December 9 2008）	2008 2007 2006	33,166 - -	- - -	- - -	- - -	- - -	- - -	- - -	33,166

Jackie You Kazmareck resigned as CFO on March 8, 2007 and 60,000 shares were forfeited and 20,000 shares were vested at the time of termination under the Stock Option Plan. The fair value of the vested 20,000 shares was $221,945 and its remaining balance of $36,991 was amortized in 2007.

On December 9, 2008, Mr. Hong Song resigned from his position as the Chief Operating Officer of Diguang International Development Co., Ltd., the “Company”.  On the same date, Mr. Song was appointed as a Vice President of the Company.

Mr. Yi Song entered into an employment letter agreement with the Company as of April 19, 2006, to serve as the Company’s Chief Executive Officer from March 17, 2006 through March 17, 2009, the “Initial Term”, and shall continue after that for an unspecified term. During the Initial Term, the employment relationship may be terminated by: (i) Yi Song for any reason upon 30 days notice, or (ii) the Company without cause, as defined in the employment agreement, upon 30 days notice or (iii) the Company for cause, as defined in the employment agreement, with immediate effect. Following the Initial Term, the employment relationship may be terminated by Yi Song or the Company according to the Company’s policies at the time of termination. Yi Song shall receive a monthly base salary of $20,833.33, which is the RMB equivalent of $250,000 on an annualized basis, which may be increased during the Initial Term on each anniversary of March 17, 2006.

Mr. Hong Song entered into an employment letter agreement with the Company as of April 19, 2006, to serve as the Company’s Chief Operating Officer from March 17, 2006 through March 17, 2009, the “Initial Term”, and shall continue after that for an unspecified term. During the Initial Term, the employment relationship may be terminated by: (i) Hong Song for any reason upon at least 30 days written notice, or (ii) the Company without cause, as defined in the employment agreement, upon 30 days written notice, or (iii) the Company for cause, as defined in the employment agreement, with immediate effect. Following the Initial Term, the employment relationship may be terminated by Hong Song or the Company according to the Company’s policies at the time of termination. Hong Song shall receive a monthly base salary of $16,666.67, which is the RMB equivalent of $200,000 on an annualized basis, which may be increased during the Initial Term on each anniversary of March 17, 2006.

Mr. Keith Hor entered into an employment agreement, the "Employment Agreement", on March 7, 2007, to serve as the Company’s Chief Financial Officer with effect from March 8, 2007. Pursuant to the Employment Agreement, Mr. Hor shall receive a salary of $10,000 per month, payable pursuant to the Company’s normal payroll practices. In addition, Mr. Hor was granted options to purchase the equivalent of 20,000 of the Company’s shares under the Company’s 2006 Stock Incentive Plan. The vesting schedule of his options is as follows: 25% of the shares subject to the stock options shall vest on each of the first four anniversary of March 1, 2008.

Mr. Jerry Yu was appointed as the Company’s Chief Operating Officer with effect from December 9, 2008.  Prior to Mr. Yu’s appointment, Mr. Yu was an executive of the Company. On July 31, 2008, the Company entered into an employment agreement, the “Employment Agreement”, with Mr. Jerry Yu to serve as the Company’s executive with effect from September 1, 2008.

On December 17 2008, the board approved that in accordance with Jerry Yu’s Employment Agreement signed with the Company on July 31, 2008 and his subsequent appointment approved as the Chief Operation Officer of the Company on December 9, 2008, under the Company’s 2006 Stock Incentive Plan Jerry Yu was granted Three Hundred Thousand, 300,000, shares of Company common stock option, the "Stock Option Grant", by the Company for the first three years, 36 months, of service with the Company, this Stock Option Grant will vest over three (3) years in twelve (12) quarterly installments. After the initial first three (3) years of service with the Company, he shall be granted One Hundred Thousand, 100,000, shares of Company common stock option for each additional year of service with the Company, each annual Stock Option Grant will vest over one (1) year in four (4) quarterly installments, provided that he has continuously provided active services to the Company throughout each relevant quarter. The Stock Option Grant is evidenced by the Company's form of respective Notice of Stock Option Grant and the Stock Option Agreement under the 2006 Stock Incentive Plan.  He will be eligible for future additional stock grants and stock option grants at the discretion of the Board of Directors.

The Company shall also pay Messrs. Yi Song, Hong Song, Keith Hor and Jerry Yu such bonuses as may be determined from time to time by its Compensation Committee. The amount of annual bonus payable to them may vary at the discretion of the Compensation Committee. In determining the annual bonus to be paid to them, the Compensation Committee may, consider all factors they deem to be relevant and appropriate.

Grants of Plan-Based Awards

		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards; number of shares of	All other option awards; number of securities	Exercise or base price of	Grant date fair value of stock
Name	Grant date	Threshold ($)	Target ($)	Maxi-mum ($)	Threshold (#)	Target (#)	Maxi-mum (#)	stock or units (#)	underlying options (#)	option awards ($/Sh)	and option awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Song Yi Chief Executive Officer and Chairman of the Board	-	-	-	-	-	-	-	-	-	-	-
Keith Hor Chief Financial Officer	March 1, 2007							20,000		5	2.18
Jackie You Kazmerzak Chief Financial Officer	-	-	-	-	-	-	-	-	-	-	-
Song Hong Chief Operating Officer	-	-	-	-	-	-	-	-	-	-	-
Jerry Yu Chief Operating Officer	December 17, 2008	-	-	-	-	-	-	300,000	-	0.1	0.12
Fong Heung Sang director	February 27, 2008	-	-	-	-	-	-	20,000	-	1.91	1.36
Hoi S. Kwok director	February 27, 2008	-	-	-	-	-	-	20,000	-	1.91	1.36

Outstanding Equity Awards at Fiscal Year-End of 2008

	Option awards					Stock awards
Name2	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Song Yi Chief Executive Officer and Chairman of the Board	-	-	-	-	-	-	-	-	-
Keith Hor Chief Financial Officer	10,000	-	10,000	5	February 28, 2017			10,000	21,800
Jackie You Kazmerzak Former Chief Financial Officer	20,000	-	-	5	February 25, 2016	-	-	-	-
Song Hong Former Chief Operating Officer	-	-	-	-	-	-	-	-	-
Jerry Yu Chief Operating Officer	-	-	-	-	December 16, 2018	-	-	300,000	36,000
Fong Heung Sang director	5,556	-	-	-	February 26, 2018	-	-	14,444	19,644
Hoi S. Kwok director	5,556	-	-	-	February 26, 2018	-	-	14,444	19,644

Outstanding Equity Awards at Fiscal Year-End of 2007
	Option awards					Stock awards

Name[2]	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Song Yi Chief Executive Officer and Chairman of the Board	-	-	-	-	-	-	-	-	-
Keith Hor Chief Financial Officer	5,000	-	15,000	5	February 28, 2017			15,000	32,700
Jackie You Kazmerzak Chief Financial Officer	20,000	-	-	5	February 25, 2016	-	-	-	-
Song Hong Chief Operating Officer	-	-	-	-	-	-	-	-	-
Jerry Yu Chief Operating Officer	-	-	-	-	-	-	-	-	-

Pursuant to the terms of the Amended and Restated Share Exchange Agreement, the Company assumed Diguang’s outstanding 2006 stock incentive plan covering options totaling the equivalent of 1,500,000 shares of its common stock.  Options equivalent to approximately 566,000 shares of the Company’s common stock were issued under the Diguang 2006 Option Plan before the Share Exchange closed as follows: the equivalent of 20,000 and 80,000 shares were granted to Diguang’s current and former chief financial officer in 2007 Agreement, as of March 7, 2007, the date the former chief financial officer resigned, 20,000 of her options have been vested and are exercisable but none of them has been exercised as of March 7, 2007.  Under the Stock Option Agreement, the remaining of the 60,000 shares subject to the option that were unvested and hence unexercisable shall terminate and expire effective immediately on March 7, 2007, the date of her resignation. Under the Stock Option Agreement, 16,795 of her options have been vested and are exercisable but none of them has been exercised as March 1, 2008.  On December 17, 2008, the Board of Directors approved to grant 300,000 shares of stock options to the Company’s current Chief Operation Officer. The vesting commencement date of the option is January 1, 2009.  The Chief Executive Officer is not granted any options.

Director Compensation

Name[3]	Fees earned or paid in cash ($)	Stock awards ($)	Option awards[1] ($)	Non-equity incentive plan compensation[7] ($)	Change in pension value and nonqualified deferred compensation earnings[8]	All other compensation[2] ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Tuen-Ping Yang	24,000	50,962		-	-	-	74,962
Fong Heung Sang	36,000						36,000
Hoi S. Kwok	24,000						24,000

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

As of December 31, 2006, the Company had a total of 22,593,000 shares of common stock outstanding, which are its only issued and outstanding voting equity securities.  As of December 2008, the Company had repurchased a total of 521,000 shares and the Company had a total of 22,072,000 shares of common stock outstanding.

The following table sets forth, as of February 28, 2009: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company’s common stock known to us, the number of shares of common stock beneficially owned by each such person, and the percent of the Company’s common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares the Company’s common stock beneficially owned, and the percentage of the Company’s common stock so owned, by each such person, and by all of the Company’s directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of the Company’s common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

Jerry Yu (appointed on December 9, 2008)

All Officers & Directors as a Group	15,590,000	69%

(1) All percentages have been rounded up to the nearest one hundredth of one percent.

(2) Mr. Yi Song is the majority stockholder of Sino Olympics, as such he may be viewed as having beneficial ownership over all 15,590,000 shares owned by Sino Olympics.

* Individual owns less than 1% of the Company’s securities.

Pursuant to the terms of the Share Exchange, and as described above, the Company assumed Diguang’s 2006 Option Plan, which includes a total of 1,500,000 shares. Employees, as well as officers and directors, will be eligible to receive shares under Diguang’s 2006 Option Plan.

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

As part of the Share Exchange, Sino Olympics received 17,000,000 shares of the Company’s common stock in exchange for its shares of Diguang Holdings’ common stock.  Yi Song and Hong Song, two of the Company’s officers and directors as of the close of the Share Exchange, own Sino Olympics.

The Company is continually looking for opportunities to expand its business through either internal growth or by merger and acquisition.  During the process of understanding Diguang Holdings’ business operation, the Company noted that Sino Olympics owns currently owns a 32.5% interest in North Diamond, Ltd., a British Virgin Islands corporation, which owns a wholly foreign owned enterprise. Sino Olympics also has an option to acquire an additional 32.5% interest in North Diamond common stock from another stockholder for a total purchase price of $487,500. The wholly foreign owned enterprise will produce backlight products which are different from those the Company currently produces, but which the Company would like to produce in the near future. Thus, the Company entered into a Purchase Option Agreement, the “Option Agreement”, with Sino Olympics, Diguang Electronics, and Yi Song and Hong Song, the “Songs”, giving it the right to acquire the interests held in North Diamond from Sino Olympics. Under the Option Agreement, the Company has the right to purchase from Sino Olympics its entire equity interest in North Diamond, including the option to acquire the additional 32.5% ownership, for a period of one year from the date of the Option Agreement. The consideration to be paid for the exercise of the option is the amount that Sino Olympics paid for its interest, plus interest at the rate of 6% per annum, plus the assumption of any remaining obligation of Sino Olympics to contribute registered capital to North Diamond. In consideration for the Sino Olympics' entry into the Option Agreement, the Company and Shenzhen Diguang Electronics Co., Ltd. have agreed to allow Yi Song and Hong Song to devote such time and attention to the business of North Diamond as they deem appropriate, subject to the oversight of the independent members of the Company’s board of directors. In view of the possibility that the Company is going to own a significant interest in this joint venture, the Company believes that it is in its best interest to have Yi Song and Hong Song devote a portion of their business time and efforts to the joint venture.

On May 12, 2006, the Company entered into an Amended and Restated Purchase Option Agreement, the “Amended Agreement”, which superceded the Option Agreement. The parties to, and the terms and conditions of, the Amended Agreement are wholly identical to the Option Agreement except in the following respects. First, Sino Olympics’s current ownership of a 32.5% equity interest, “the Equity Interest”, in North Diamond is in exchange for a total contribution of $487,500 in registered capital, and not as was stated in the Option Agreement, in exchange for a total contribution of $20,000,000 in authorized capital. Second, Sino Olympics granted the Company the option to purchase, on or before May 12, 2007, all of the Equity Interest, including the option to acquire the additional 32.5% ownership in North Diamond, and not as was stated in the Option Agreement, on or before April 21, 2007. Third, interest at the rate of 6% per annum which forms part of the consideration applies to both the Equity Interest and the additional 32.5% interest in North Diamond. Furthermore, the Amended Agreement elaborated that the interest at the rate of 6% per annum shall commence on the date of payment made by Sino Olympics towards its registered capital of North Diamond and shall end on the date the Company exercises the option. Finally, the Amended Agreement shall terminate if the Company fails to exercise the option prior to May 12, 2007, and not as stated in the Option Agreement, prior to April 21, 2007.

As of March 31, 2006, Sino Olympics contributed only $487,500 into North Diamond, accounting for 32.5% interest whereas the other investor contributed $1.0125 million, accounting for 67.5% interest based on the actually contributed capital. On June 27, 2006, Sino Olympics injected an additional $1 million in North Diamond. So far Sino Olympics has made a total of $1,487,500 investment, accounting for 59.5% ownership out of $2.5 million of contributed capital in North Diamond. As of September 30, 2006, Sino Olympics has injected another $392,857 and so reached its targeted 65% current equity ownership of North Diamond before the exercise of the purchase option.

On May 15, 2006, the Company’s board of directors, which included all the independent directors, passed resolutions to approve the Company’s acquisition of the Equity Interest and Sino Olympics’s additional 32.5% ownership in North Diamond.

On January 3, 2007, the Company exercised the option and the purchase price determined in accordance with the Amended and Restated Purchase Option Agreement was $1,977,864.

On July 18, 2006, Yi Song entered into a license agreement with the Company to grant the Company the right to use his patents free of charge pending the transfer of the patents to us.

During the normal course of business, transactions involving the movement of funds among certain related parties have occurred from time to time. The details of amounts due from and due to related parties are summarized as follows:

Related Party Relationships

Name of Related Parties	Relationship with the Company

Mr. Yi Song	One of the shareholders of the Company
Mr. Hong Song	One of the shareholders of the Company
Shenzhen Diguang Engine & Equipment Co., Ltd., a China based entity	80% owned by Mr. Yi Song and 20% owned by Mr. Hong Song
Sino Olympics Industrial Limited	The representative of Song’s brothers

The roll forward details of amount due to related parties were summarized as follows:

Amount due to	Diguang Engine	Stockholders	Total

Balance at January 1 , 2007	$1,298,475	$-	$1,298,475
Accrued interest	77,113	-	77,113
Purchase price for acquisition of 65% interest in North diamond	-	1,977,864	1,977,864
Purchase price for acquisition of 100% interest in Dongguan Diguang S&T	-	4,200,000	4,200,000
Payments made	-	(3,977,864)	(3,977,864)
Translation adjustment	90,202	-	90,202
Balance at December 31, 2007	$1,465,790	$2,200,000	$3,665,790
Accrued interest	51,330	137,875	189,205
Payments made	(944,001)	(1,332,395)	(2,276,396)
Translation adjustment	101,429	-	101,429
Balance at December 31, 2008	$674,548	$1,005,480	$1,680,028

On December 29, 2007, Diguang Holdings entered into a sale and purchase agreement with Sino Olympics Industrial Limited, or “Sino Olympics”, and Shenzhen Diguang Engine & Equipment Co., Ltd., or “Shenzhen Diguang”, to acquire a 100% interest in Dongguan Diguang S&T. The closing date of the acquisition was December 30, 2007, which was deemed to be the date for the purpose of financial consolidation. Pursuant to local law, the acquisition is not effective until the registration of change of shareholders is approved by the Industrial and Commercial Bureau in Dongguan, Administration of Foreign investment in enterprises in Dongguan and State Administration in Foreign Exchange. On January 1, 2008, Diguang Holdings assigned 70% of interest in Dongguan Diguang S&T to Diguang Electronics.

The above acquisition was approved by the independent directors of the Registrant at the board of directors’ meeting held on November 28, 2007.

The purchase price of Dongguan Diguang S&T was $4.2 million, of which $2 million was paid in 2007.  The remaining $2.2 million should be repaid through four installment payments on June 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively.  The Company paid $1,332,395 to Sino Olympics during the year ended December 31, 2008. Among the payment of $1,332,395, $1.1 million was purchase price paid as agreed in the purchase agreement; $137,875 was accrued interest and paid in accordance with the purchase agreement; the remaining $94,520 was paid by Diguang Electronics on behalf of Sino Olympics for withholding capital gain tax during the sale and purchase transaction of Dongguan Diguang S&T.  The outstanding balance due to Stockholders was the last two installments of payment of the purchase price to be paid on March 31, 2009 and June 30, 2009, respectively.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees for professional audit services rendered by BDO Guangdong Dahua Delu, which was previously named as BDO Shenzhen Dahua Tiancheng.  BDO Shenzhen Dahua Tiancheng changed its name to BDO Guangdong Dahua Delu on May 20, 2008 after a merger took place in 2008.  BDO Guangdong Dahua audited the Company’s annual consolidated financial statements for the fiscal years 2008 and 2007 respectively.  The Audit Committee has approved all of the following fees.

	Fiscal Year Ended
	2008	2007

Audit Fees	$265,362	$275,090
Audit related Fees	-	40,000

Total Fees	$265,362	$315,090

Audit Committee’s Pre-Approval Policy

During fiscal year ended December 31, 2008, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor.  The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures.  On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year.  At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.  For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence. There was no audit committee for the fiscal year ended 2005.

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
2.1
Amended and Restated Share Exchange Agreement with Online, Diguang, Terri Wonderly, Sino Olympics, JLF Partners I, LP, JLF Partners II, LP, JLF Offshore Fund, Ltd., Craig Samuels and Hilltop Holdings Company, LP, dated March 17, 2006 (incorporated by reference from Form 8-K filed on March 21, 2006).

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference from Form S-1/A filed on October 30, 2006).

3.1(ii)	Amended and Restated By-laws (incorporated by reference from Form S-1/A filed on October 30, 2006).

4.1
Amended and Restated Share Exchange Agreement with Online, Diguang International Holdings Limited, Terri Wonderly, Sino Olympics, JLF Partners I, LP, JLF Partners II, LP, JLF Offshore Fund, Ltd., Craig Samuels and Hilltop Holdings Company, LP dated March 17, 2006 (Exhibit 2.1).

4.2	Placement Agent Agreement with Online, Chardan Capital Markets, LLC and Maxim Group, LLC dated September 27, 2005 (incorporated by reference from Form S-1 filed on June 16, 2006).

4.3	Amended and Restated Form of Registration Rights Agreement dated January 16, 2006 (incorporated by reference from Form S-1 filed on June 16, 2006).

10.1
Production Building Lease Contract with Dongguan Diguang Electronics Science & Technology Co., Ltd. and Shenzhen Diguang Electronics Co. dated March 30, 2005 (incorporated by reference from Form S-1 filed on June 16, 2006).

10.2	Employment Agreement of Yi Song (incorporated by reference from Form 8-K filed on April 21, 2006).

10.3	Employment Agreement of Hong Song (incorporated by reference from Form 8-K filed on April 21, 2006).

10.4	Amended and Restated Purchase Option Agreement dated May 12, 2006 (incorporated by reference from Form 10-QSB filed on May 15, 2006).

10.5	Lease Agreement between Wuhan Diguang Electronics Co. Ltd. and TPV Technology (Wuhan) Co. Ltd dated November 18, 2006 (incorporated by reference from Form 10-K filed on April 14, 2008).

10.6	Employment Agreement of Keith Hor dated March 7 2007 (incorporated by reference from Form 8-K filed on March 13, 2007).

10.7	Lease Agreement between Dihao Electronics (Yangzhou) Co. Ltd and Transcend Optronics (Yangzhou) Co., Ltd dated October 1, 2007 (incorporated by reference from Form 10-K filed on April 14, 2008).

10.8	Lease Agreement between Wuhan Diguang Electronics Co. Ltd and Wuhan Hannstar Technology Co. Ltd dated October 29, 2007 (incorporated by reference from Form 10-K filed on April 14, 2008).

10.9	Sale and Purchase Agreement relating to 100% interest in Dongguan Diguang Science & Technology Limited dated December 29, 2007 (incorporated by reference from Form 8-K filed on January 4, 2008).

10.10
Translation of the Comprehensive Credit Line Agreement entered into between Shenzhen Diguang Electronics and Ping An Bank dated July 1, 2008 (incorporated by reference from Form 8-K filed on July 8, 2008).

10.11	Translation of the Pledge Contract entered into between Dongguan Diguang S&T and Ping An Bank dated July 1, 2008 (incorporated by reference from Form 8-K filed on July 8, 2008).
10.12	Employment Agreement of Jerry Yu dated July 31, 2008 (incorporated by reference from Form 8-K filed on December 15, 2008).

14.1	Code of Ethics (incorporated by reference from Form S-1/A filed on October 30, 2006).

21.1	Subsidiaries of the registrant (incorporated by reference from Form S-1 filed on June 16, 2006).

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

* Filed herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009

Diguang International Development Co., Ltd. (Registrant)

/s/ Keith Hor
By: Keith Hor
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Dated: March 31, 2009	/s/ Yi Song
Yi Song
Chairman of the Board and Chief Executive Officer (Director and Principal Executive Officer)

Dated: March 31, 2009	/s/ Hong Song
Hong Song
Director

Dated: March 31, 2009	/s/ Fong Heung Sang
Fong Heung Sang
Director

Dated: March 31, 2009	/s/ Hoi S. Kwok
Hoi S. Kwok
Director

Dated: March 31, 2009	/s/ Tuen-Ping Yang
Tuen-Ping Yang
Director

FINANCIAL STATEMENTS
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONTENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors
Diguang International Development Co., Ltd

We have audited the accompanying consolidated balance sheets of Diguang International Development Co., Ltd (the “Company”) as of December 31, 2007 and 2008, and the related statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in a two-year period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diguang International Development Co., Ltd, as of December 31, 2007 and 2008, the results of its operations and its cash flows for each of the years in a two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

BDO Guangdong Dahua Delu CPAs

Shenzhen, PRC
March 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors
Diguang International Development Co., Ltd

We have audited the accompanying consolidated balance sheets of Diguang International Development Co., Ltd (the “Company”) as of December 31, 2006, and the related statements of income and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of Dongguan Diguang Electronic Science and Technology Co., Ltd., a wholly-owned subsidiary, those statements include assets which represent 16% of the consolidated assets as of December 31, 2006, and revenues which represent 0% and 0% of the consolidated revenues for the year ended December 31, 2006.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Dongguan Diguang Electronic Science and Technology Co., Ltd., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Diguang International Development Co., Ltd, as of December 31, 2006, the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

BDO Reanda

Beijing, PRC
March 23, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors
Diguang International Development Co., Ltd

We have audited the accompanying balance sheets of Dongguan Diguang Electronic Science and Technology Co., Ltd (“Dongguan Diguang S&T”) as of December 31, 2006, and the related statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2006.  These financial statements are the responsibility of Dongguan Diguang S&T’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dongguan Diguang Electronics Science and Technology Co., Ltd, as of December 31, 2006, the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

BDO Guangdong Dahua Delu CPAs
(Formerly known as BDO Shenzhen Dahua Tiancheng CPAs)

Shenzhen, PRC
December 28, 2007

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,
	2007	2008

ASSETS
Current assets:
Cash and cash equivalents	$16,250,727	$15,024,363
Accounts receivable, net of allowance for doubtful account $680,784 and $ 655,893	12,713,705	9,944,208
Inventories, net of provision $841,518 and $2,081,334	7,499,768	7,285,860
Other receivables, net of provision $102,574 and $ 101,020	389,764	535,493
VAT recoverable	407,376	112,842
Advance to suppliers	904,203	602,017
Deferred tax asset	86,572	28,485
Total current assets	38,252,115	33,533,268

Investment, net of impairment $622,194 and $ 779,302	877,806	720,698
Plant, property and equipment, net	17,449,871	19,369,200

Total assets	$56,579,792	$53,623,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loans	$-	$4,397,215
Accounts payable	18,855,416	15,643,476
Advance from customers	464,281	561,282
Accruals and other payables	3,358,199	2,337,800
Accrued payroll and related expense	795,690	626,277
Income tax payable	428,217	401,260
Amount due to related parties	1,465,790	674,548
Amount due to stockholders – current	1,100,000	1,005,480
Total current liabilities	26,467,593	25,647,338

Research funding advanced	245,730	644,925
Amount due to stockholders	1,100,000	-
Total non-current liabilities	1,345,730	644,925

Total liabilities	27,813,323	26,292,263

Minority interest	1,475,361	2,520,704
Stockholders’ equity:
Common stock, par value $0.001 per share, 50 million shares authorized, 22,593,000 and 22,593,000 shares issued, 22,340,700 and 22,072,000 shares outstanding	22,593	22,593
Additional paid-in capital	20,028,955	20,600,460
Treasury stock at cost	(429,295)	(674,455)
Appropriated earnings	1,949,839	2,114,448
Retained earnings (Accumulated deficit)	3,127,110	(1,755,869)
Translation adjustment	2,591,906	4,503,022
Total stockholders’ equity	27,291,108	24,810,199

Total liabilities and stockholders' equity	$56,579,792	$53,623,166

See accompanying notes to financial statements

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In US Dollars)

	Years Ended December 31,
	2006	2007	2008

Revenues:
Revenues, net	$34,242,617	$45,909,256	$55,430,680
Cost of sales	23,145,450	38,087,919	50,690,610

Gross profit	11,097,167	7,821,337	4,740,070

Selling expense	1,574,524	2,582,456	1,854,369
Research and development	786,322	1,054,367	1,163,830
General and administrative	6,656,469	6,476,242	5,509,517
Loss on disposing assets	-	-	3,726
Impairment loss	-	622,194	157,108
Income (loss) from operations	2,079,852	(2,913,922)	(3,948,480)

Interest income (expense), net	158,699	122,251	(259,666)
Investment income (loss)	53,676	483,311	67,523
Other income (loss)	(99,908)	(168,017)	(190,513)

Income (loss) before income taxes	2,192,319	(2,476,377)	(4,331,136)

Income tax provision	452,562	94,343	191,309

Net income (loss) before minority interests	1,739,757	(2,570,720)	(4,522,445)

Minority interests	74,941	334,617	195,925

Net income (loss)	$1,664,816	$(2,905,337)	$(4,718,370)

Weighted average common shares outstanding – basic	21,383,960	22,531,384	22,155,882

Earnings (loss) per share – basic	0.08	(0.13)	(0.21)

Weighted average common shares outstanding – diluted	21,383,960	22,531,384	22,155,882

Earning (loss) per shares – diluted	0.08	(0.13)	(0.21)

Other comprehensive income :
Net income	$1,664,816	$(2,905,337)	$(4,718,370)
Translation adjustments	851,488	1,857,709	1,911,116

Comprehensive income (loss)	$2,516,304	$(1,047,628)	$(2,807,254)

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In US Dollars)

			Additional			Retained Earnings	Accumulated
	Common Stock		Paid-in	Appropriated	Treasury	(Accumulated	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Deficit)	Income (Loss)	Total
Balance at January 1, 2006	18,250,000	$18,250	$5,162,272	$501,833	$-	$11,993,501	$237,095	$17,912,951
Reorganization and recapitalization	1,943,000	1,943	(44,425)	-	-	-	-	(42,482)
Common shares issued	2,400,000	2,400	10,256,976	-	-	-	-	10,259,376
Offsetting offering expenses	-	-	(25,718)	-	-	-	-	(25,718)
Fair value of stock option vested	-	-	2,134,342	-	-	-	-	2,134,342
Capital infused in two previously separate entities	-	-	905,357	-	-	-	-	905,357
Imputed interest on stockholder loans	-	-	79,674	-	-	-	-	79,674
Net income for the year	-	-	-	-	-	1,664,816	-	1,664,816
Appropriation	-	-	-	792,745	-	(792,745)	-	-
Translation adjustment	-	-	-	-	-	-	851,488	851,488
Balance at December 31, 2006	22,593,000	22,593	18,468,478	1,294,578	-	12,865,572	1,088,583	33,739,804

Fair value of stock option vested	-	-	1,206,091	-	-	-	-	1,206,091
Net income for the year	-	-	-	-	-	(2,905,337)	-	(2,905,337)
Appropriation	-	-	-	655,261	-	(655,261)	-	-
Treasury stock	-	-	-	-	(429,295)	-	-	(429,295)
Translation adjustment converted into capital	-	-	354,386	-	-	-	(354,386)	-
Deemed dividend distribution	-	-	-	-	-	(6,177,864)	-	(6,177,864)
Translation adjustments	-	-	-	-	-	-	1,857,709	1,857,709
Balance at December 31, 2007	22,593,000	22,593	20,028,955	1,949,839	(429,295)	3,127,110	2,591,906	27,291,108

Fair value of stock option vested	-	-	571,505	-	-	-	-	571,505
Net income for the year	-	-	-	-	-	(4,718,370)	-	(4,718,370)
Appropriation	-	-	-	164,609	-	(164,609)	-	-
Treasury stock	-	-	-	-	(245,160)	-	-	(245,160)
Translation adjustments	-	-	-	-	-	-	1,911,116	1,911,116
Balance at December 31, 2008	22,593,000	$22,593	$20,600,460	$2,114,448	$(674,455)	$(1,755,869)	$4,503,022	$24,810,199

See accompanying notes to financial statements

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008
(In US Dollars)

	Years Ended December 31,
	2006	2007	2008
Cash flows from operating activities:
Net income(loss)	$1,664,816	$(2,905,337)	$(4,718,370)
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	74,941	334,617	195,925
Depreciation	766,141	1,197,819	1,833,219
Imputed interest	79,674	-	-
Bad debts allowance	259,237	604,258	220,720
Inventory provision	545,446	296,072	1,239,816
Impairment of long-term investment	-	622,194	157,108
Loss on disposing assets	-	-	3,726
Stock compensation	2,134,342	1,206,091	571,505
Deferred tax asset	(86,572)	-	53,522
Changes in operating assets and liabilities:
Accounts receivable	(541,888)	(6,507,856)	3,079,557
Inventory	(1,221,802)	(3,170,378)	(1,073,437)
Other receivables	(152,056)	(248,711)	(134,174)
VAT recoverable	(219,860)	(184,913)	291,740
Prepayments and other assets	(638,015)	459,832	586,062
Accounts payable	734,551	10,075,059	(4,012,725)
Accruals and other payable	610,856	1,732,009	(1,273,957)
Advance from customers	(157,525)	295,936	79,739
Taxes payable	(228,046)	88,034	(23,295)

Net cash provided by (used in) operating activities	3,624,240	3,894,726	(2,923,319)

Cash flows from investing activities:
Purchase of fixed assets	(3,214,600)	(6,172,666)	(2,607,743)
Cash paid for acquisition of entities	-	(3,977,864)	(1,194,520)
Long term investment	(1,500,000)	-	-
Disposal of marketable securities	1,056,122	-	-
Deposit for office building	(1,808,773)	-	-
Disposal of fixed assets	-	-	9,161
Due from related parties	21,538	-	-

Net cash used in investing activities	(5,445,713)	(10,150,530)	(3,793,102)

Cash flows from financing activities:
Common share issued	12,000,000	-	-
Stock repurchase	-	(429,295)	(245,160)
Offering expenses	(1,740,624)	-	-
Due to related parties	(469,590)	158,876	(727,161)
Proceeds from short-term bank loan	-	-	4,397,215
Capital infused by owners of North Diamond	1,392,857	-	737,500
Research funding advanced	-	236,225	391,882
Dividend paid	(111,140)	-	-

Net cash provided by (used in) financing activities	11,071,503	(34,194)	4,554,276

Effect of changes in foreign exchange rates	738,486	1,990,693	935,781

Net increase (decrease) in cash and cash equivalents	9,988,516	(4,299,305)	(1,226,364)

Cash and cash equivalents, beginning of the year	10,561,516	20,550,032	16,250,727

Cash and cash equivalents, end of the year	$20,550,032	$16,250,727	$15,024,363

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

Well Planner Limited (“Well Planner” thereafter), was established under the laws of Hong Kong Special Administrative Region on April 20, 2001 and has been doing major business in custom forwarding related to export and import activities conducted by Diguang Electronics for a service fee based on a service agreement, pursuant to which service fees should not be less than 2% of the goods Well Planner has sold.  Well Planner mainly sales to Diguang Science and Technology (HK) Limited and has small sales to third-party customers.

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

Shenzhen Diguang Electronics Co. Ltd. (“Diguang Electronics” thereafter) was established as an equity joint venture in Shenzhen under the laws of the People’s Republic of China (the “PRC”) on January 9,1996 with the registered capital of RMB85 million (equivalent $10,573,615) as of December 31, 2006 and an operating life of 20 years starting on that date.  Diguang Electronics designs, develops and manufactures LED and CCFL backlight units.  These backlight units are essential components used in illuminating display panels such as TFT-LCD and color STN-LCD panels.  These display panels are used in products such as mobile phones, PDAs, digital cameras, liquid crystal computer or television displays and other household and industrial electronic devices.  Diguang Electronics’ customers are located in both China and overseas.

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

Acquiring 100% Interest of Dongguan Diguang Electronic Science and Technology Co., Ltd.

On December 29, 2007, Diguang Holdings entered into a sale and purchase agreement with Sino Olympics Industrial Limited (“Sino Olympics” thereafter) and Shenzhen Diguang Engine & Equipment Co., Ltd (“Diguang Engine” thereafter) to acquire a 100% interest in Dongguan Diguang Electronics Science and Technology Co. Ltd. (“Dongguan Diguang S&T” thereafter).  The closing date of the acquisition is December 30, 2007.  The consideration for the purchase transaction was $4.2 million and the initial payment was $2 million, which was paid by the end of 2007, followed by four equal installments of $550,000 payable on June 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively.  The outstanding interest shall be paid together with each principal installment in aggregate sum, whereas the interest shall be calculated on the outstanding balance at the prevailing market rate quoted by the People’s Bank of China.  Dongguan Diguang S&T was established under the laws of the People’s Republic of China on February 16, 2004 and has been used by Diguang Electronics as the production base ever since.  This transaction was accounted for as assets exchanged between the entities under common control in accordance with Appendix D of SFAS No. 141, as the owners of Dongguan Diguang S&T also own greater than 50% interest of the Company. On January 1, 2008, Diguang Holdings assigned 70% of interest in Dongguan Diguang S&T to Diguang Electronics.

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

Revenue Recognition

Revenue generated from sales of backlight units to customers is recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, the significant risks and rewards of the ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured.  Revenue presented on the Company’s income statements is net of sales taxes.

Certain sales are subject to the ultimate usage of the products by the Company’s customers.  Revenue is not recognized on these transactions until the period in which the Company is able to determine that the products shipped have been used by its customers.

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

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis.  The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2006, 2007 and 2008 were adequate, respectively.  However, actual write-off might exceed the recorded allowance.

The following table presents allowance activities in accounts receivable.

	December 31,
	2006	2007	2008

Beginning balance	$491,908	$751,145	$680,784
Additions charged to expense	259,237	501,684	286,931
Recovery	-	-	-
Write-off	-	(572,045)	(311,822)

Ending balance	$751,145	$680,784	$655,893

Inventories

Inventories are composed of raw materials and components, work in progress, finished goods and consignment goods, most of which are related to backlight products.  Inventories are valued at the lower of cost (based on weighted average method) and the market. Full mount provisions were made for obsolete inventories which are difficult to estimate their future utilization. For inventories which will be used in the ordinary course of production or sales, the net realizable value of the inventories is compared with their carrying value, if the net realizable value is lower than the carrying value, a provision for the difference between the net realizable value and the carrying value of the inventories was recognized. Net realizable value is determined based on the most recent selling price of these inventories less the estimated cost to sell.

Plant, Property and Equipment

Properties and equipment are recorded at historical cost, net of accumulated depreciation.  The Amount of depreciation is determined using the straight-line method over the shorter of the estimated useful lives and the remaining contractual life related to leasehold improvements, as follows:

Land usage right	48.5-50 years
Plant and office building	20, 50 yeas
Machinery and equipment	5-10 years
Furniture and office equipment	5 years
Software	2-5 years
Vehicles	5-10 years
Leasehold improvement	5 years

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Plant, Property and Equipment (Continued)

Maintenance and repairs are charged directly to expense as incurred, whereas betterment and renewals are generally capitalized in their respective property accounts.  When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as an item before operating income (loss).

Impairment of Long-Lived Assets

The Company adopts the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No.144”).  SFAS No.144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. The impairment loss for the years ended December 31, 2006, 2007 and 2008 was $0, $622,194, and $157,108, respectively.

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

Diguang Electronics is registered at Shenzhen and was subject to a favorable income tax rate at 15% comparing to a statutory income tax rate of 33%, 30% for the central government and 3% for the local government.  And Diguang Electronics has been deemed as a high-tech company by Shenzhen Bureau of Science, Technology & Information.  Under this category, Diguang Electronics has been entitled to enjoy a 50% exemption from enterprise income tax at the rate of 15% for the years from January 1, 2004 to December 31, 2006.  Diguang Electronics was subject to an income tax rate of 15% since January 1, 2007 according to the old tax law.  A newly enacted enterprise income tax law (“EIT Law”) was effective January 1, 2008.  The EIT Law imposes a unified EIT of 25% on all domestic-invested enterprises and foreign invested enterprises unless these foreign investment enterprises qualify under certain grand-father rules.  For enterprises like Diguang Electronics which were privileged preferential income tax rate of 15% under the old tax law, the applicable income tax rate should transit to 25% in 5 years, that is, 18% in the year ended December 31, 2008, 20%, 22%, 24% and 25% in the following four years ended December 31, 2009, 2010, 2011 and 2012, and 25% ever after.  So the applicable income tax rate for Diguang Electronics is 18% for the year ended December 31, 2008.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Well Planner is subject to an income tax rate at 17.5% under Hong Kong Inland Revenue jurisdiction.  However, Well Planner does not have Hong Kong sourced income.  In accordance with Hong Kong tax regulation, Well Planner has not been taxed since its inception.

Diguang Technology is a BVI registered company. There is no income tax for the company domiciled in the BVI. Accordingly, the Company’s financial statements do not present any income tax provision related to the British Virgin Islands tax jurisdiction.

Dihao is registered at Yangzhou and has been deemed as a high-tech company by Yangzhou Bureau of Science, Technology and Information. Under this category, Dihao entitled to enjoy a 100% exemption of corporate income tax for the two years from January 1, 2006 to December 31, 2007 and a 50% exemption of corporate income tax for the following three years from January 1, 2008 to December 31, 2010 in accordance with the preferential rules established by Yangzhou local tax authority on August 2, 1999.  Under new EIT Law, the income tax rate for Dihao is 25%; the applicable income tax rate for Dihao is 12.5% for the three years ending December 31, 2010.

Wuhan Diguang is registered in Wuhan. As a manufacturing company with foreign investment set up before March 16, 2007, Wuhan Diguang entitled to enjoy a 100% exemption of corporate income tax for the first two years of operations with a profit position and a 50% exemption of corporate income tax for the following three years.  After the five-year exemption period, Wuhan Diguang will subject to the unified income tax rate of 25% in accordance with new EIT Law. It is the first year for Wuhan Diguang to enjoy 100% exemption of income tax in 2008.

Dongguan Diguang S&T is registered at Dongguan of Guangdong Province and, the same as Wuhan Diguang, Dongguan Diguang S&T entitled to enjoy a 100% exemption of corporate income tax for the first two years of operation with a profit position and a 50% exemption of corporate income tax for the following three years and will subject to the unified income tax rate of 25% after the five-year exemption period. It is the first year for Dongguan Diguang S&T to enjoy 100% exemption of income tax in 2008 even though it suffered a loss in the year.

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

Because the consolidated financial statements were based on the respective entities’ historical financial statements, the respective effective income tax rate for the periods reported represents the effect of actual income tax provisions incurred to Diguang Electronics, Dihao, Wuhan Diguang, Dongguan Diguang S&T and Diguang International Development Co., Ltd.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Adoption of FIN 48

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109," (thereafter FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return.  A company must determine whether it is "more-likely-than-not" that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements.  The Company did not report any impact of adopting FIN 48 for the years ended December 31, 2007 and 2008, respectively.

Retained Earnings

It is the intention of the Company to reinvest earnings generated from the operations of its foreign subsidiaries and retained in those foreign subsidiaries.  Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated.  These taxes are undeterminable at this time.  The amount of earnings retained in foreign subsidiaries was $13,501,716 and $9,913,310 as of December 31, 2007 and 2008, respectively.

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

Value Added Tax

Diguang Electronics, Dihao Wuhan Diguang and Dongguan Diguang S&T are subject to value added tax (VAT) imposed by the PRC government on its domestic product sales.  VAT rate for the Company is 17%.  The input VAT can be offset against the output VAT.  VAT payable or receivable balance presented on the Company’s balance sheets represents either the input VAT less than or larger than the output VAT. The debit balance represents a credit against future collection of output VAT instead of a receivable.

Research and Development

Research and development costs are expensed as incurred. The actual research and development expense incurred for the years ended December 31, 2006, 2007 and 2008 was $1,286,527, $1,214,684 and $1,610,329, respectively.  After offsetting against the government subsidies and other revenue, which were specified as supporting research and development efforts via the proceeds collected from value added tax, the net research and development expenses for the years ended December 31, 2006 ,2007, and 2008 was $786,322, $1,054,367 and $1,306,013, respectively.

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

Earnings (Loss) Per Share

The Company presents earnings per share in accordance with the Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”).  Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share.  For the three years ended December 31, 2008, the Company issued stock options to purchase 606,000 shares of its common stock.  The outstanding shares subject to the options at December 31, 2006, 2007 and 2008 were 506,000, 407,417 and 440,667 shares respectively.  The stock options granted did not have impact on determination of the diluted EPS for the three year ended December 31, 2006, 2007 and 2008 as they were anti-diluted.  As of December 31, 2007 and 2008, the Company had repurchased 242,300 shares of stock at average price of $1.77 per share and 268,700 shares of stock at average price of $0.91 per share, resulting in 22,340,700 and 22,072,000 shares of common stock outstanding, respectively, which was used as the basis of computation of earnings per share.

Share-Based Payments

The Company adopted Statement of Financial Accounting Standards No 123(R): “Share-Based Payments” (SFAS 123R) effective January 1, 2006.  SFAS 123R amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123R generally requires such transactions be accounted for using a fair-value-based method.  As the Company did not grant any stock options and warrants before January 1, 2006 and granted stock options to purchase 540,000, 26,000 and 40,000 shares of its common stock on March 1, 2006, February 6, 2007 and February 27, 2008 the Company accounted for the stock option granted using a fair-value-based method in accordance with SFAS No. 123R.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Appropriations to Statutory Reserve

Under the corporate law and relevant regulations in China, each subsidiary of the Company located in the mainland China (Diguang Electronics, Dihao, Wuhan Diguang, Dongguan Diguang S&T) is required to appropriate a portion of its retained earnings to statutory reserve.  It is required to appropriate 10%(the proportion is 15% before 2006) of its annual after-tax income each year to statutory reserve until the statutory reserve balance reaches 50% of the registered capital.  In general, the statutory reserve shall not be used for dividend distribution purpose.

SFAS No. 157

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The partial adoption of FAS No. 157, as allowed by FSP FAS 157-2, did not have a material impact on the financial statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP is effective immediately, and includes prior period financial statements that have not yet been issued.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No.159).  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The provisions of SFAS No. 159 become effective as of the beginning of 2008.  The adoption is not expected to have a significant effect on the financial position, results of operations or cash flows.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS 141(R) changes accounting for acquisitions that close beginning in 2009.  SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 (fiscal year beginning January 1, 2009 for the Company).  The Company is currently assessing the impact that the adoption of SFAS No. 141R may have on its financial position, results of operations, and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of this statement to have a material impact on its financial statements, except that minority interest will be reclassified as part of equity.

In March 2008, the FASB issued Statement of Financial Accounting No.161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  The provisions of SFAS No. 161 are effective for the Company as of January 1, 2009.  SFAS No. 161 requires enhanced disclosures about (i) how and why the Company uses derivative instruments, (ii) how the Company accounts for derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and (iii) how derivative instruments and related hedged items affect the Company’s financial results.  The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact of the pending adoption of FSP No. 142-3 on the consolidated financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 ─ INVENTORIES

The inventories are as follows:

	December 31,
	2007	2008

Raw materials	$3,631,197	$4,629,926
Work in progress	1,603,662	704,877
Finished goods	1,802,523	3,111,681
Consignment goods	1,303,904	920,710

	$8,341,286	$9,367,194
Provision	(841,518)	(2,081,334)

Inventories, net	$7,499,768	$7,285,860

NOTE 5 ─ PLANT, PROPERTY AND EQUIPMENT

A summary of property, plant and equipment at cost is as follows:

	December 31,
	2007	2008

Land usage rights	$2,993,885	$3,201,055
Plant and office buildings	10,505,835	11,720,336
Machinery	4,090,772	5,205,448
Office equipment	937,505	1,348,348
Vehicles	277,925	334,742
Software	111,260	140,945
Leasehold improvement	1,322,537	2,147,683

	20,239,719	24,098,557
Accumulated depreciation	(2,789,848)	(4,729,357)

	$17,449,871	$19,369,200

The depreciation and amortization for the years ended December 31, 2006, 2007 and 2008, were $766,141, $1,197,819 and $ 1,833,219, respectively.

NOTE 6 ─ RELATED PARTY TRANSACTIONS

Related Party Relationships

Name of Related Parties	Relationship with the Company

Mr. Yi Song	One of the shareholders of the Company
Mr. Hong Song	One of the shareholders of the Company
Shenzhen Diguang Engine & Equipment Co., Ltd. (a China based entity)	80% owned by Mr. Yi Song and 20% owned by Mr. Hong Song
Sino Olympics Industrial Limited	The representative of Song’s brothers

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 ─ RELATED PARTY TRANSACTIONS (Continued)

The break-down details of due to related parties were summarized as follows:

Amount due to	Diguang Engine	Stockholders	Total

Balance at January 1 , 2007	$1,298,475	$-	$1,298,475
Accrued interest	77,113	-	77,113
Purchase price for acquisition of 65% interest in North diamond	-	1,977,864	1,977,864
Purchase price for acquisition of 100% interest in Dongguan Diguang S&T	-	4,200,000	4,200,000
Payments made	-	(3,977,864)	(3,977,864)
Translation adjustment	90,202	-	90,202
Balance at December 31, 2007	$1,465,790	$2,200,000	$3,665,790
Accrued interest	51,330	137,875	189,205
Payments made	(944,001)	(1,332,395)	(2,276,396)
Translation adjustment	101,429	-	101,429
Balance at December 31, 2008	$674,548	$1,005,480	$1,680,028

Shenzhen Diguang Engine & Equipment Co., Ltd

Dongguan Diguang S&T entered into a loan agreement with Shenzhen Diguang Engine and Equipment on October 20, 2006.  Pursuant to the loan agreement, Shenzhen Diguang Engine and Equipment committed to make a loan of RMB10 million to Dongguan Diguang S&T through a bank at the current market rate for this type of loan.  On October 20, 2006, Diguang Engine and Equipment advanced RMB10 million being the principal with a 5.5% interest rate to Dongguan S&T through China Merchants Bank, Shenzhen Nanyou Branch.  The loan was matured on November 30, 2008. But on December 31, 2008, there are still $674,548 (equivalent to RMB4,602,104) outstanding, of which $600,953 (equivalent to RMB4.1 million) is for principal and $73,595 (equivalent to RMB502,104) is for accumulated interest accrued till December 31, 2008. The Company did not plan to renew the loan contract and would repay the outstanding amounts recently. On February 17, 2009, Dongguan Diguang S&T received increased investment of $1.7 million from Diguang Holdings, and planned to repay full amount of outstanding balance due to Diguang Engine and Equipment after fulfilling procedures of settlement of exchange.

Stockholders

During the process of acquiring 100% interest of Dongguan Diguang Science and Technology (Dongguan Diguang S&T), Sino Olympics Industrial Limited (Sino Olympics) owns 92% of interest and Shenzhen Diguang Engine & Equipment owns the remaining 8% of interest at Dongguan Diguang S&T.  Accordingly, the entire consideration of $4.2 million was allocated $3,864,000 to Sino Olympics and $336,000 to Shenzhen Diguang Engine & Equipment.  Based on the fact that Mr. Song brothers are the owners of both Sino Olympics and Shenzhen Diguang Engine & Equipment, the entire consideration of the $4.2 million was treated as amount due to Mr. Song Brothers.  Of the $4.2 million acquisition price, $2 million was paid in cash before the end of 2007 and the remaining balance of $2.2 million was recorded as a portion of liabilities of the Company, 50% of $2.2 million was classified as a portion of current liabilities and the remaining 50% of $2.2 million was classified as a portion of long term liabilities on the Company’s balance sheet as of December 31, 2007.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 ─ RELATED PARTY TRANSACTIONS (Continued)

The purchase price of Dongguan Diguang S&T was $4.2 million, of which $2 million was paid in 2007.  The remaining $2.2 million should be repaid through four installment payments on June 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively.  The Company paid $1,332,395 to Sino Olympics during the year ended December 31, 2008. Among the payment of $1,332,395, $1.1 million was purchase price paid as agreed in the purchase agreement; $137,875 was interest accrued and paid in accordance of the purchase agreement; the remaining $94,520 was paid by Diguang Electronics on behalf of Sino Olympics for withholding capital gain tax during the sale and purchase transaction of Dongguan Diguang S&T.  The outstanding balance of due to Stockholders was the last two installments of payment of the purchase price to be paid on March 31, 2009 and June 30, 2009, respectively.

The purchase price $1,977,864 for acquiring 65% interest in North Diamond was paid out before December 31, 2007.

NOTE 7 ─ LONG-TERM INVESTMENT

The investment in the following limited liability companies was accounted for under the cost method.  Regarding investment in Huaxia (Yangzhou) Integrated O/E System Inc. (“Huaxia (Yangzhou)” thereafter), whose main product is the chips used to make backlight units, the Company committed to invest up to 15% interest by contributing cash of $3 million.  At July 6, 2006, the Company contributed investment of $1.5 million to Huaxia (Yangzhou), and planed to inject additional capital of $1.5 million in two years after Huaxia (Yangzhou) changes the Business Registration Certificate.  The Company transferred out $540,000 and $703,000 of its capital commitment of $3 million to other investors on June 6, 2007 and May 8, 2008, respectively.  After the transference, the Company’s total remaining capital commitment to Huaxia (Yangzhou) is $1,757,000, accounting for 8.79% of the total registered capital of the company.  On November 30, 2007 and on September 18, 2008, Huaxia (Yangzhou) increased its paid-in capital by two times to $18.6 million by investment from the other investors.  The Company did not increase its investment accordingly; consequently, the Company held only 8.06% of total paid-in capital in Huaxia (Yangzhou).

Since Huaxia (Yangzhou) suffered net loss for three consecutive years ended December 31, 2006, 2007 and 2008, the Company carried out an impairment review of the long-term investment based on the estimation that the carrying value of the net assets of Huaxia (Yangzhou) is deemed to be the net realizable value of the investment.  The carrying amount of $1.5 million of the long-term investment is higher than the Company’s share of the estimated net realizable value; consequently, an impairment loss of $ 622,196 and $157,108 was recognized for the years ended December 31, 2007 and 2008, respectively, in accordance with APB 18.

NOTE 8 ─ BANK LOANS

On July 1, 2008, the Board of Directors of the Company approved for Diguang Electronics to apply the banking facilities of RMB40 million from Shenzhen Ping’an Bank Co. Ltd.  The banking facilities will be used for the purpose of expanding manufacture activities in the newly built plant in Dongguan Diguang S&T, as well as the second phase capital contribution of Yangzhou Dihao.  On July 1, 2008, Shenzhen Diguang received a loan of RMB30 million (equivalent of $4,397,215 as of December 31, 2008) with an interest rate of prevailing standard rate stipulated by the People's Bank of China (7.4% per annum at the grant date) from Shenzhen Ping’an Bank. The plant in Dongguan Diguang S&T with and net book value of $4,792,296 (equivalent RMB32,695,441) was put as pledge against the RMB 30 million loan from Shenzhen Ping’an Bank.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 ─ INCOME TAXES

The income before income taxes in 2006, 2007 and 2008, respectively, was as following:

	Years Ended December 31,
	2006	2007	2008

Income (Loss) in China entities	$4,592,817	$249,932	$(3,216,935)
Income (Loss) in non-China and non-US entities	329,004	(714,511)	(2,756,626)
Income (Loss) in U.S entity	(2,632,239)	(2,246,205)	(1,294,573)
Elimination during consolidation process	(97,263)	(234,407)	2,936,998

Income (Loss) before income taxes	$2,192,319	$(2,476,377)	$(4,331,136)

The income tax provision was as follows:

	Years Ended December 31,
Current:	2006	2007	2008
China	$538,334	$60,829	$132,422
Federal	-	32,714	-
State	800	800	800
	539,134	94,343	133,222
Deferred:
China	(86,572)	-	58,087
The U.S.	-	-	-

	$452,562	$94,343	$191,309

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components that give rise to deferred tax assets as of December 31, 2007 and 2008 were as follows:

	December 31,
Current:	2007	2008
Bad debt allowance	$66,782	$78,283
Inventory provision	126,228	347,355
Accrued salary	30,643	-
	223,653	425,638

Non-current:
Net operating loss carry forwards	-	507,019

Valuation allowance	(137,081)	(904,172)

Net deferred tax assets:	$86,572	$28,485

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 ─ INCOME TAXES (Continued)

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

	Years Ended December 31,
	2006	2007		2008

Statutory rate	34.0%	(34.0	) %	(34.0)%
Income tax rate reduction	(58.0)	(33.0)		(18.5)
Permanent differences	47.1	66.0		38.7
Valuation allowance	0.2	5.4		18.2
Other	(2.7)	(0.6)		-

Effective income tax rate	20.6%	3.8%		4.4%

As of December 31, 2008, the U.S, entity has a new operating loss of approximately $120,000 for federal and state income tax purposes, which can be carried forward for 20 years and back for two years.  Management estimates that it is more likely than not that the potential economic benefits of the net operating loss will not be materialized in the near future.  Accordingly, a full amount of valuation allowance was provided at December 31, 2008.  Diguang Electronics also suffered an operating loss for the year ended December 31, 2008.  Accordingly, a full amount of valuation allowance against the deferred tax asset resulting from that operating loss incurred was provided based on the same consideration aforementioned.  Dihao kept earning profit for recent two years; a deferred tax asset of $28,485 for inventory provision was recognized in Dihao as of December 31, 2008.

NOTE 10 ─ EQUITY TRANSACTIONS

Under China laws and regulations, Diguang Electronics is required to appropriate a portion of its retained earning to a general reserve, which cannot be used for dividend distribution purpose.  In the years ended December 31, 2006, 2007 and 2008, the appropriation was $792,745, $655,261 and $164,609, respectively, which was deemed a non-cash transaction for cash flow statement purpose.

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

NOTE 10 ─ EQUITY TRANSACTIONS (Continued)

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

The Company accounts for the transactions of issuing these incentive shares based on the fair value on the grant date.  Under SFAS 123R, the Company assesses whether it is probable at the grant date the awards would be earned and if it is probably the expense would be recorded over the period (which in this case is specified as the shareholders of Diguang International Development Co., Ltd. can earn any of the amounts each year).  The after-tax profit target for the year ended December 31, 2006, 2007 and 2008, respectively, had not been met and the Company did not record any share-based compensation for Song Brothers during this reporting period.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 ─ EQUITY TRANSACTIONS (Continued)

In accordance with the board resolution of the Company dated February 21, 2007, the Company appointed Chardan Capital Markets, LLC, (“Chardan”), as the agent to purchase back up to $5 million of the Company’s common shares on behalf of the Company pursuant to Rule 10b-18 and 10b-5.  As of December 31, 2008, the Company had repurchased 521,000 shares of stock at average price of $1.29 per share, resulting in 22,072,000 shares of common stock outstanding as of December 31, 2008.  The repurchased shares at cost were presented in line of treasury stock in the stockholders’ equity section on the balance sheet as of December 31, 2007 and 2008 respectively.

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

NOTE 11 ─ STOCK OPTIONS

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payments.” The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123 (R).  There were no stock options issued before January 1, 2006.

For the years ended December 31, 2006, 2007 and 2008, the Company issued stock options to purchase 540,000 shares at $5 per share, 26,000 shares at $5 per share, 40,000 shares at $1.91 per share,  548,000 shares at $0.12 per share, and 300,000 shares at $0.10, respectively, totaling 1,454,000 shares.  The Company applied the Black-Scholes option pricing model to determine the fair value of stock options on each of the grant dates.  The fair value was $5,992,509 for 540,000 stock options granted in 2006 at $11.10 per share, $56,680 at $2.18 per share for 26,000 stock options granted in 2007, $54,400 at $1.36 per share for 40,000 stock options granted in February 2008, $54,800 at $0.10 per share for 548,000 shares and $36,000 at $0.12 per share for 300,000 shares granted in December of 2008.  Total fair value for 1,454,000 shares granted in 2006, 2007 and 2008 were $6,194,389.  The share-based compensation recognized for stock options granted was $2,134,342, $1,206,091 and $571,505 for the years ended December 31, 2006, 2007 and 2008, respectively.  With respect to the newly granted options of 548,000 and 300,000 shares in December 2008, the stock compensation would start on January 1, 2009. No tax benefit was recognized for the share-based compensation due to the stock options granted.  The total intrinsic value of warrants and options exercised during the years ended December 31, 2006, 2007 and 2008, was approximately $0, $0, and $0, respectively, as no stock options were exercised in each respective year since they were granted.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 ─ STOCK OPTIONS (Continued)

Assumptions

The disclosure of the above fair value for these awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	Years Ended December 31,
	2006	2007	2008

Expected volatility	48.04%	105.04%	129.64% to 204.74%
Weighted average volatility	N/A	N/A	N/A
Expected life	7 years	7 years	7 years
Risk free interest rate	4.60%	4.51%	0.98% to 3.75%

The expected volatilities are essentially based on the historical volatility of the Company’s stock.  Observation was made on a daily basis.  The periods of observation covered were from January 1, 2005 through March 1, 2006 for options granted on March 1, 2006, and from March 17, 2006 though the grant day for all the other options granted in 2007 and 2008.  The expected terms of stock options are based on the average vesting period and the contractual life of stock options granted.  The 400,000 shares of stock options granted to employees in 2006 would be vested on each of the first four anniversaries of the granting date.  The 60,000 shares of stock options granted to directors in 2006 would be vested at the end of each month starting from the grant date for 36 months in order to match the term of directorship.  The 80,000 shares of stock options granted to the former Chief Financial Officer in 2006 vest at the end of each month starting from the grant date for 48 months.  The 26,000 shares of stock options granted in 2007 vest on each of the first four anniversaries of the granting date.  The 40,000 shares of stock options granted to non-executive directors in February 2008 are to be vested at the end of each month starting the grant date over a period of 36 months.  The 548,000 shares of sock options granted on December 9, 2008 to employees would be vested on each of the first four anniversaries starting from January 1, 2009.  The 300,000 shares of stock option granted on December 17, 2008 to the Company’s current Chief Operation Officer will vest on each of the first days of 12 quarters starting from January 1, 2009.

For those 548,000 shares of sock options granted on December 9, 2008, the total number of stock options to be vested depends on the accomplishment of certain designated operating targets for 2009 assigned to each recipient. There is a relationship between accomplishment of operating targets for 2009 and the total vested number of options.  If an employee reaches his or her operating target partially, the total vested number of options will be determined in proportion to the accomplished target(s).  Therefore, the vesting will be associated with the accomplishment of operating targets and the length of employment with the Company by the end of 2009.  The fair value of the above options, which was determined on December 9, 2008 and December 17, 2008, is $54,800 and $36,000, to be recognized during the next four and three years, respectively.  The aggregate compensation costs based on the fair value on the grant date to be recognized in 2008 for the above options should be $3,700, which was not material at all.  According to the Company’s Boards’ meeting minutes, the effective date of the options granted was January 1, 2009.  Consequently, no stock compensation was recognized during 2008 and the recognition of stock compensation started on January 1, 2009.

The risk-free rates are consistent with the expected terms of stock option and based on the U.S. Treasury yield curve in effect at the time of grant.  The Company estimated the forfeiture rate of its stock options was 6.13%.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 ─ STOCK OPTIONS (Continued)

Stock Option Plan

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”), which is shareholder-approved, permits the grant of stock options to its employees up to 1,500,000 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards are generally granted with an exercise price per share equal to the 5-day average share price before the Board of Director’s approval.  These options have up to ten-year contractual life term.

Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date. The share-based compensation will be recognized based on graded vesting method over the four years or over the three years regarding the options granted to directors in order to match their directorship terms.  A summary of option activities under the 2006 Plan during the years ended December 31, 2006, 2007 and 2008 is presented as follows:

Stock Options	Shares	Weighted- Average Exercise Price($)	Weighted - Average Remaining Contractual Term (Years)
Outstanding at Janaury1, 2006	-	-	-
Granted	540,000	5.00	9.17
Exercised	-	-	-
Forfeited or expired	(34,000)	-	-
Outstanding at December 31, 2006	506,000	5.00	9.17
Exercisable at December 31, 2006	33,333	5.00	9.17

Granted	26,000	5.00	9.17
Exercised	-	-	-
Forfeited or expired	(124,583)	-	-
Outstanding at December 31, 2007	407,417	5.00	8.22
Exercisable at December 31, 2007	145,389	5.00	8.20

Granted	888,000	0.19	9.92
Exercised	-	-	-
Forfeited or expired	(6,750)	-	-
Outstanding at December 31, 2008	1,288,667	1.69	9.13
Exercisable at December 31, 2008	247,667	4.86	7.53

The trading price of the Company stock at December 31, 2006, 2007 and 2008 was $4.50, $2.50 and $0.06 per share, respectively.  Consequently, no intrinsic value was reported.  A summary of the Company’s non-vested stock options during the years ended December 31, 2006, 2007 and 2008 is presented below:

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 ─ STOCK OPTIONS (Continued)

As of December 31, 2008, the total unrecognized stock-based compensation based on fair value on the granting date related to non-vested stock options was $506,591.  That cost is expected to be recognized over a period of four years.

NOTE 12 ─ COMMITMENTS AND CONTINGENCIES

Operating Leases

On October 29, 2007, Wuhan Diguang entered into a lease agreement with Hannstar-TPV Display (Wuhan) Corp. to rent machinery from Hannstar-TPV Display (Wuhan) Corp. The lease agreement was revised on September 10, 2008. The revised agreement lasted from January 2008 to September 2008 with a yearly rental of RMB800,000 (approximately $117,259). And on the same day, a new lease agreement was signed with an annual rental of RMB 800,000 (approximately $117,259) for the period from October 2008 to December 2010.

Wuhan Diguang also entered into lease agreement with Wuhan TPV Display Technology Co., Ltd. to rent office place at RMB37,431 (approximately $5,486) per month from January to December of 2009.

Future minimum payments required under the lease agreement with Hannstar-TPV Display (Wuhan) Corp.  and Wuhan TPV that has an initial or a remaining lease term in excess of one year at December 31, 2008 are as follows:

Year Ended December 31,	Amount

2009	$183,096
2010	183,096
$366,192

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 ─ COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases (Continued)

In October 2007, Dihao entered into lease agreement with Transcend Optronics (Yangzhou) Co, Ltd. to rent the factory at a rental of RMB 96,747 (approximately $12,750) per month for the period from October 1, 2007 to September 30, 2009. The monthly rental increased to RMB 99,713 (approximately $14,336) from June 1, 2008.

Future minimum payments required under the lease agreement for the manufacturing facilities of Dihao that has an initial or a remaining lease term in excess of one year at December 31, 2008 are as follows:

Year Ended December 31,	Amount

2009	$131,538

Long-term Investment Commitment

The Company has committed to invest additional $257,000 of cash to Huaxia (Yangzhou).  Please refer to Note 7 for details.

NOTE 13 ─ EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods as indicated:

	Years Ended December 31,
	2006	2007	2008

Numerator:
Net income (loss) attributable to common shareholders	$1,664,816	$(2,905,337)	$(4,718,370)
Net income (loss) used in computing diluted earnings per share	$1,664,816	$(2,905,337)	$(4,718,370)

Denominator:
Weighted average common shares outstanding – basic	21,383,960	22,531,384	22,155,882
Potential diluted shares from stock options granted	-
Weighted average common share outstanding – diluted	21,383,960	22,531,384	22,155,882

Basic earnings (loss) per share	$0.08	$(0.13)	$(0.21)
Diluted earnings (loss) per share	$0.08	$(0.13)	$(0.21)

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 ─ GOVERNMENT SUBSIDIES

The local government in Shenzhen provided government subsidies sourcing from the proceeds of value added tax and corporate income tax collected to encourage Diguang Electronics’ research and development efforts.  All subsidies were accounted for based on the hard evidence that Diguang Electronics should be entitled to receive these subsidies or that cash has been received.  Government subsidies received with specification to support the research and development efforts were first offset against Diguang Electronics’ research and development expense and the remaining balance, if any, together with proceeds from other subsidy programs, were recognized as other income in accordance with internationally prevailing practice.  The government subsidies for the years ended December 31, 2006, 2007, and 2008 were $163,121, $160,317 and $304,316, respectively.

NOTE 15 ─ RESEARCH FUNDING ADVANCED

On April 23, 2007, Diguang Electronics entered a fund sharing agreement with Skyworth LCD Technology Co., Ltd. (“Skyworth LCD” thereafter) to share aggregate funding of RMB3 million  (approximately $439,722) granted by the Department of Science and Technology of Guangdong Province to support the research of large size TFT back light technology.  According to the sharing agreement, Diguang Electronics will receive 42.5% or RMB1,275,000 (approximately $186,882) of the total fund available in two installment payments.  Diguang Electronics received two installments of RMB892,500 (approximately $130,817) and RMB382,500 (approximately $56,065) on May 23, 2007 and September 24, 2008, respectively.  In accordance with the government grant agreement, if the final product resulting from the research and development project conducted by Diguang Electronics failed to meet the standards established by the designated government authorities at the appropriate level in this particular filed, the amount of fund received by the Company shall be returned in full.  In August 2008, the product resulting from this development project was tested and accepted by the Economy & Trade Commission of Guangdong Province, and the fund received was recognized as income and offset against research and development expense for the year ended December 31, 2008.

On June 22, 2007 Diguang Electronics entered a fund sharing agreement with Hisense Electric Co., Ltd. (“Hisense” thereafter) to share aggregate funding of RMB3.77 million (approximately $552,583) granted by the Ministry of Science and Technology of the People’s Republic of China for supporting technology research of LED back light products.  According to the sharing agreement, Diguang Electronics will receive 40% or RMB1,508,000 (approximately $221,033) of the total amount available in three installment payments.  On May 23, 2007, Diguang Electronics received the first installment payment of RMB900, 000 (approximately $131,916).  In accordance with the government grant agreement, if the final product resulting from the research and development project conducted by Diguang Electronics failed to meet the standards established by the designated government authorities at the appropriate level in this particular filed, any amount of fund received by the Company shall be returned in full.  This project was not completed and no further fund was received in the year ended December 31, 2008.

On August 26, 2008, Diguang Electronics entered a fund sharing agreement with the Department of Information Industry of Guangdong Province and Jingge Century Semiconductor (Shenzhen) Co., Ltd. (“Jingge” thereafter). According to the agreement, Diguang Electronics and Jingge would share aggregate funding of RMB5 million (approximately $732,869) granted by the Department of Information Industry of Guangdong Province to support research and development of “Ultra Thin, Energy Saving, and Environmental Friendly intelligent LED backlight for TFT-LCD” project and industrialization of LED Driver IC production. According to the sharing agreement, Diguang Electronics will receive RMB3.5 million (approximately $513,008) of the total amount and Jingge will receive the rest of RMB1.5 million (approximately $213,861). Diguang Electronics received its share of RMB3.5 million (approximately

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 ─ RESEARCH FUNDING ADVANCED (Continued)

$513,008) on October 27, 2008.  As stated in the agreement, if this development project failed and Diguang Electronics is deemed to be responsible for the failure, Diguang Electronics should return received fund in full and a penalty of 20% of received fund should be paid.

As of December 31, 2008, the latter two research projects were still in progress and no revenue had been generated and cost incurred was expensed.  In accordance with EITF 07-01, “Accounting for Collaborative Arrangements,” the Company believes that it does not have any significant business and financial risk associated with the participation in the above two collaborative arrangements other than  the fact that it may have the obligation to pay back the entire amount of fund received if the result of research projects conducted by the Company would not satisfy the standards established by the designated government authority at the appropriated level in this particular field.  Therefore, the amount of fund received was presented as part of liabilities until the ultimate results would pass the test successfully.

NOTE 16 ─ CONCENTRATION OF CUSTOMERS AND VENDORS

Customers and vendors who account for 10% or more of revenue, accounts receivable, purchases, and accounts payable are presented as follows:

		Accounts		Accounts
	Revenue	Receivable	Purchases	Payable
2006

Customer F	4%	14%	-	-
Customer C	10%	0%	-	-
Customer A	28%	3%	-	-
Customer H	10%	19%	-	-
	-	-	-	-
Vendor G	-	-	10%	0%
Vendor E	-	-	8%	16%
2007

Customer C	11%	7%	-	-
Customer A	12%	3%	-	-
Customer H	16%	11%	-	-
Customer I	9%	18%	-	-
Customer J	8%	13%	-	-

Vendor E	-	-	11%	11%

2008

Customer J	11%	0%	-	-
Customer K	11%	18%	-	-
Customer H	11%	6%	-	-
Customer I	20%	16%	-	-
Customer M	2%	12%	-	-
Customer N	3%	10%	-	-

No vendor accounts for 10% or more of purchases or accounts payable for the year ended December 31, 2008.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 ─ FULFILLMENT OF CAPITAL INFUSION OBLIGATION TO NORTH DIAMOND

The minority interest party infused capital of $737,500 on May 7, 2008 to North Diamond.  After the capital infusion, the minority interest stockholder has fulfilled its capital infusion obligation to North Diamond.  The Company fulfilled its part of capital $1,369,643 to North Diamond on July 25, 2008.   After the capital infusion by both parties, the registered capital requirement of Yangzhou Dihao under China laws and regulations is satisfied and the proportion of the ownership does not change.

NOTE 18 ─ SEGMENT REPORTING

The Company currently operates mainly backlight production with small portion of new products of LED general lighting and mini-computer assembly.  As the Company’s major production base is in China while export revenue and net income in overseas entities is accounted for a significant portion of total consolidated revenue and net income, management believes that the following tables present useful information to chief operation decision makers for measuring business performance, financing needs, and preparing corporate budget, etc.

	Years Ended December 31,
	2006	2007	2008

Sales to China domestic customers	$2,714,184	$7,297,447	$15,002,027
Sales to international customers	31,528,433	38,611,809	40,428,654

	$34,242,617	$45,909,256	$55,430,680

	Domestic	International
	Customers	Customers	Total

2006
Revenue	$2,714,184	$31,528,433	$34,242,617
Gross margin	45%	31%	32%
Receivable	1,039,279	5,074,974	6,384,253
Inventory	4,396,247	-	4,396,247
Property and equipment	8,321,004	-	8,321,004
Expenditures for long-lived assets	6,523,373	-	6,523,373

2007
Revenue	$7,297,447	$38,611,809	$45,909,256
Gross margin	21%	16%	17%
Receivable	1,948,355	10,765,350	12,713,705
Inventory	7,499,768	-	7,499,768
Property and equipment	17,449,871	-	17,449,871
Expenditures for long-lived assets	6,172,666	-	6,172,666

2008
Revenue	$15,002,027	$40,428,654	$55,430,680
Gross margin	4%	10%	9%
Receivable	4,180,927	5,280,271	9,461,198
Inventory	7,285,860	-	7,285,860
Property and equipment	19,369,200	-	19,369,200
Expenditures for long-lived assets	2,607,743	-	2,607,743

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 ─ SUPPLEMENTARY INFORMATION ABOUT CASH FLOWS

	Years Ended December 31,
	2006	2007	2008
Cash Paid
Interest	$-	$-	$(254,093)
Income Tax	689,049	(5,598)	(76,870)

Non-Cash Transactions	Years Ended December 31,
	2006	2007	2008
Amount due to stockholders	$-	$2,200,000	$-
Common stock	1,943	-	-
Additional paid-in capital	(27,661)	354,386	-
Appropriation	792,745	655,261	164,609
Retain Earnings	(792,745)	(2,855,261)	(164,609)
Deferred offering expense	25,718	-	-
Translation adjustments	-	(354,386)	-

NOTE 20 ─ QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2007 and 2008 is as follows:

	Quarterly Financial Data
2008	First	Second	Third	Fourth
Net sales	$16,199,591	$16,897,178	$13,599,288	$8,734,623
Gross profit	2,639,234	2,181,429	881,077	(961,670)
Net income (loss)	168,730	134,788	(1,301,553)	(3,720,335)
Basic earnings per share	$0.01	$0.01	$(0.06)	$(0.17)

2007	First	Second	Third	Fourth
Net sales	$6,762,087	$8,896,421	$15,719,648	$14,531,100
Gross profit	1,386,499	1,269,707	3,035,411	2,129,720
Net income (loss)	(1,049,328)	(660,591)	789,035	(1,984,453)
Basic earnings per share	$(0.05)	$(0.03)	$0.03	$(0.08)

Exhibit Index
Exhibit No.	Description
2.1
Amended and Restated Share Exchange Agreement with Online, Diguang, Terri Wonderly, Sino Olympics, JLF Partners I, LP, JLF Partners II, LP, JLF Offshore Fund, Ltd., Craig Samuels and Hilltop Holdings Company, LP, dated March 17, 2006 (incorporated by reference from Form 8-K filed on March 21, 2006).

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference from Form S-1/A filed on October 30, 2006).

3.1(ii)	Amended and Restated By-laws (incorporated by reference from Form S-1/A filed on October 30, 2006).

4.1
Amended and Restated Share Exchange Agreement with Online, Diguang International Holdings Limited, Terri Wonderly, Sino Olympics, JLF Partners I, LP, JLF Partners II, LP, JLF Offshore Fund, Ltd., Craig Samuels and Hilltop Holdings Company, LP dated March 17, 2006 (Exhibit 2.1).

4.2	Placement Agent Agreement with Online, Chardan Capital Markets, LLC and Maxim Group, LLC dated September 27, 2005 (incorporated by reference from Form S-1 filed on June 16, 2006).

4.3	Amended and Restated Form of Registration Rights Agreement dated January 16, 2006 (incorporated by reference from Form S-1 filed on June 16, 2006).

10.1
Production Building Lease Contract with Dongguan Diguang Electronics Science & Technology Co., Ltd. and Shenzhen Diguang Electronics Co. dated March 30, 2005 (incorporated by reference from Form S-1 filed on June 16, 2006).

10.2	Employment Agreement of Yi Song (incorporated by reference from Form 8-K filed on April 21, 2006).

10.3	Employment Agreement of Hong Song (incorporated by reference from Form 8-K filed on April 21, 2006).

10.4	Amended and Restated Purchase Option Agreement dated May 12, 2006 (incorporated by reference from Form 10-QSB filed on May 15, 2006).

10.5	Lease Agreement between Wuhan Diguang Electronics Co. Ltd. and TPV Technology (Wuhan) Co. Ltd dated November 18, 2006 (incorporated by reference from Form 10-K filed on April 14, 2008).

10.6	Employment Agreement of Keith Hor dated March 7 2007 (incorporated by reference from Form 8-K filed on March 13, 2007).

10.7	Lease Agreement between Dihao Electronics (Yangzhou) Co. Ltd and Transcend Optronics (Yangzhou) Co., Ltd dated October 1, 2007 (incorporated by reference from Form 10-K filed on April 14, 2008).

10.8	Lease Agreement between Wuhan Diguang Electronics Co. Ltd and Wuhan Hannstar Technology Co. Ltd dated October 29, 2007 (incorporated by reference from Form 10-K filed on April 14, 2008).

10.9	Sale and Purchase Agreement relating to 100% interest in Dongguan Diguang Science & Technology Limited dated December 29, 2007 (incorporated by reference from Form 8-K filed on January 4, 2008).
10.10
Translation of the Comprehensive Credit Line Agreement entered into between Shenzhen Diguang Electronics and Ping An Bank dated July 1, 2008 (incorporated by reference from Form 8-K filed on July 8, 2008).

10.11	Translation of the Pledge Contract entered into between Dongguan Diguang S&T and Ping An Bank dated July 1, 2008 (incorporated by reference from Form 8-K filed on July 8, 2008).
10.12	Employment Agreement of Jerry Yu dated July 31, 2008 (incorporated by reference from Form 8-K filed on December 15, 2008).

14.1	Code of Ethics (incorporated by reference from Form S-1/A filed on October 30, 2006).

21.1	Subsidiaries of the registrant (incorporated by reference from Form S-1 filed on June 16, 2006).

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

* Filed herewith