Form 10-Q
period 2009-03-31
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2009-05-15
CIK 1158722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of March 31, 2009, the Company had 22,072,000 shares of common stock issued and outstanding.

Diguang International Development Co., Ltd.
Form 10-Q
For the Quarter Ended March 31, 2009

Table of Contents

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED BALANCE SHEETS
 (In US Dollars)

	December 31,	March 31,
	2008	2009
	(Adjusted)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,024,363	$10,299,628
Accounts receivable, net of allowance for doubtful accounts $655,893 and $655,271	9,944,208	8,366,157
Inventories, net of provision $2,081,334 and $ 2,057,130	7,285,860	8,461,214
Other receivables, net of provision $101,020 and $ 100,968	535,493	379,679
VAT recoverable	112,842	151,091
Advance to suppliers	602,017	572,471
Deferred tax asset	28,485	28,485
Total current assets	33,533,268	28,258,725

Investment, net of impairment $779,302 and $ 779,302	720,698	720,698
Property, plants and equipment, net	19,369,200	18,740,891

Total assets	$53,623,166	$47,720,314

LIABILITIES AND EQUITY
Current liabilities:
Bank loans	$4,397,215	$4,390,522
Accounts payable	15,643,476	11,633,775
Advance from customers	561,282	534,106
Accruals and other payables	2,337,800	2,071,963
Accrued payroll and related expense	626,277	510,335
Income tax payable	401,260	400,225
Amount due to related parties	674,548	681,792
Amount due to stockholders	1,005,480	914,814
Total current liabilities	25,647,338	21,137,532

Research funding advanced	644,925	643,943

Total liabilities	26,292,263	21,781,475

Equity:
Shareholders’ equity:
Common stock, par value $0.001 per share, 50 million shares authorized, 22,593,000 and 22,593,000 shares issued, 22,340,700 and 22,072,000 shares outstanding	22,593	22,593
Additional paid-in capital	20,600,460	20,700,550
Treasury stock at cost	(674,455)	(674,455)
Appropriated earnings	802,408	809,002
Retained earnings (deficit)	(443,829)	(1,660,841)
Translation adjustment	4,503,022	4,260,948
Total shareholders’ equity	24,810,199	23,457,797
Non-controlling interest	2,520,704	2,481,042
Total equity	27,330,903	25,938,839

Total liabilities and equity	$53,623,166	$47,720,314

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In US Dollars)

	Three Months Ended March 31,
	2008	2009
	(Unaudited)	(Unaudited)
	(Adjusted)
Revenues:
Revenues, net	$16,199,591	$5,999,853
Cost of sales	13,560,357	5,378,488

Gross profit	2,639,234	621,365

Selling expense	407,566	418,234
Research and development costs	317,734	406,324
General and administrative expenses	1,349,253	1,130,978

Income (loss) from operations	564,681	(1,334,171)

Interest income (expense), net	(58,426)	(87,446)
Investment income (loss)	28,930	500
Other income (loss)	(103,390)	177,921

Income (loss) before income taxes	431,795	(1,243,196)

Income tax provision	132,985	3,088

Net income (loss)	298,810	(1,246,284)

Net income (loss) attributable to non-controlling interest	130,080	(35,866)

Net income (loss) attributable to common shares	$168,730	(1,210,418)

Weighted average common shares outstanding – basic	22,328,311	22,072,000

Earnings (loss) per share – basic	0.01	(0.05)

Weighted average common shares outstanding – diluted	22,328,311	22,072,000

Earning (loss) per shares – diluted	0.01	(0.05)

Other comprehensive income (loss):
Net income (loss)	298,810	(1,246,284)
Translation adjustment	1,198,986	(245,869)
Comprehensive income (loss)	1,497,796	(1,492,153)
Comprehensive income(loss) attributable to non-controlling interest	190,882	(39,661)

Comprehensive income (loss) attributable to common shares	$1,306,914	$(1,452,492)

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In US Dollars)

	Three Months Ended March 31,
	2008	2009
	(Unaudited)	(Unaudited)
	(Adjusted)
Cash flows from operating activities:
Net income (loss) attributable to common shares	$168,730	$(1,210,418)
Net income (loss) attributable to non-controlling interest	130,080	(35,866)
Total net income (loss)	298,810	(1,246,284)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	500,020	427,287
Inventory provision	53,763	(21,068)
Loss on disposing assets	-	14,039
Share-based compensation	139,125	100,090
Changes in operating assets and liabilities:
Accounts receivable	(6,031,996)	1,581,302
Inventory	(1,722,400)	(1,168,677)
Other receivables	(219,497)	155,994
VAT recoverable	283,570	(38,258)
Prepayments and other assets	(882,811)	29,694
Accounts payable	1,545,776	(3,801,009)
Accruals and other payable	(587,774)	(380,104)
Advance from customers	80,609	(27,290)
Taxes payable	106,541	(1,036)

Net cash provided by (used in) operating activities	(6,436,264)	(4,375,320)

Cash flows from investing activities:
Purchase of fixed assets	(1,065,861)	(56,690)
Disposal (purchase) of marketable securities	(1,426,127)	-
Proceeds from disposal of fixed assets	-	13,464

Net cash used in investing activities	(2,491,988)	(43,226)

Cash flows from financing activities:
Stock repurchase	(45,933)	-
Due to related parties	(76,486)	(83,409)

Net cash used by financing activities	(122,419)	(83,409)

Effect of changes in foreign exchange rates	807,425	(222,780)

Net increase (decrease) in cash and cash equivalents	(8,243,246)	(4,724,735)

Cash and cash equivalents, beginning of the period	16,250,727	15,024,363

Cash and cash equivalents, end of the period	$8,007,481	$10,299,628

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ─REORGANIZATION, BUSINESS AND BASE OF PRESENTATION

Diguang International Development Co., Ltd, formerly known as Online Processing, Inc., “Online” thereafter, was organized under the laws of the State of Nevada in 2000.  On January 10, 2006, Online entered into a stock exchange agreement with Diguang International Holdings Limited, “Diguang Holdings” thereafter.  Pursuant to the stock exchange agreement, without raising $12 million, the reverse acquisition will not be effective, vice versa, without reverse acquisition being effective, the private placement will be not closed.  On March 17, 2006, Online issued 2.4 million shares of its common stock in exchange for the gross proceeds of $12 million and issued another 18,250,000 shares of its common stock in exchange for 100% equity interest in Diguang Holdings, making Diguang Holdings a wholly-owned subsidiary of Online.  Consummating the above two transactions simultaneously, Online and Diguang Holdings successfully fulfilled their contractual obligations, respectively, under the stock exchange agreement on March 17, 2006.  One of the conditions to closing the transaction was changing the name from Online Processing, Inc. to “Diguang International Development Co., Ltd.”, and the name was changed on February 28, 2006.

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

The Company’s headquarter is located in Shenzhen, China. The Company owns its subsidiaries through Diguang Holdings.  Diguang Holdings was established under the law of the British Virgin Islands on July 27, 2004 and holds equity interests in the following entities:

•	Well Planner Limited, a Hong Kong based entity;
•	Diguang Science and Technology (HK) Limited, a British Virgin Islands based entity;
•	Shenzhen Diguang Electronics Co., Ltd., a China based entity;
•	North Diamond;
•	Wuhan Diguang Electronics Co., Ltd.; and,
•	Dongguan Diguang Electronics Science and Technology Co. Ltd.

Well Planner Limited, “Well Planner” thereafter, was established under the laws of Hong Kong Special Administrative Region on April 20, 2001 and has been doing major business in custom forwarding related to export and import activities conducted by Diguang Electronics for a service fee based on a service agreement, pursuant to which service fees should not be less than 2% of the goods Well Planner has sold.  Well Planner mainly sells to Diguang Science and Technology (HK) Limited and has minimal sales to third-party customers.

Diguang Science and Technology (HK) Limited, “Diguang Technology” thereafter, was established under the laws of the British Virgin Islands on August 28, 2003 and has handled all sales to international customers and procurements of electronic components and materials for Diguang Electronics.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ─REORGANIZATION, BUSINESS AND BASE OF PRESENTATION (CONTINUED)

Both Well Planner and Diguang Technology do not have any office space leased in Hong Kong and British Virgin Islands.

Shenzhen Diguang Electronics Co. Ltd., “Diguang Electronics” thereafter, was established as an equity joint venture in Shenzhen under the laws of the People’s Republic of China, the “PRC”, on January 9, 1996 with an operating life of 20 years starting on that date.  As of December 31, 2006, its registered capital was RMB85 million, equivalent $10,573,615.  Diguang Electronics designs, develops and manufactures LED and CCFL backlight units.  These backlight units are essential components used in illuminating display panels such as TFT-LCD and color STN-LCD panels.  These display panels are used in products such as mobile phones, PDAs, digital cameras, liquid crystal computer or television displays and other household and industrial electronic devices.  Diguang Electronics’ customers are located in both China and overseas.

Diguang Holdings acquired 65% interest of North Diamond since January 3, 2007.  North Diamond is a holding company of Dihao (Yangzhou) Co., Ltd., “Dihao” thereafter, an operating entity, which is registered in the Yangzhou City Development Zone, Jiangsu Province, China.  Dihao conducts business activities of developing, manufacturing and marketing backlight products for large size electronic display devices and provides relevant technical services in China.

Diguang Electronics and Diguang Holdings jointly set up Wuhan Diguang Electronics Co., Ltd., “Wuhan Diguang” thereafter, in Wuhan, Hubei Province, China, with a registered capital of $1 million, of which 70% was infused by Diguang Electronics and the remaining 30% by Diguang Holdings.  Wuhan Diguang was established on March 13, 2007 and its business license issued by Wuhan Municipal Administrative Bureau for Industry and Commerce is valid for 20 years expiring on March 12, 2027.  Wuhan Diguang manufactures and sells LED and CCFL backlight units in Central South region of China.  Wuhan Diguang started operation on July 1, 2007.

On December 29, 2007, Diguang Holdings acquired 100% interest in Dongguan Diguang Electronics Science and Technology Co. Ltd., “Dongguan Diguang S&T” thereafter.  On January 1, 2008, Diguang Holdings assigned 70% of interest in Dongguan Diguang S&T to Diguang Electronics. Dongguan Diguang S&T was established under the laws of the People’s Republic of China on February 16, 2004 and has been used by Diguang Electronics as the production base since its inception.

NOTE 2 ─ RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Adoption of SFAS No. 141R

Effective January 1, 2009, the Company adopted SFAS No 141R, “Business Combinations.”   SFAS No. 141R changes accounting for acquisitions that close beginning in 2009.  SFAS No. 141R broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS No. 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  The adoption of SFAS No. 141R did not have a material impact on the Company’s financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS (Continued)

Adoption of SFAS No. 160

Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51.”  SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.

Adoption of SFAS No. 161

Effective January1, 2009, the Company adopted SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires enhanced disclosures about (i) how and why the Company uses derivative instruments, (ii) how the Company accounts for derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and (iii) how derivative instruments and related hedged items affect the Company’s financial results.  The adoption SFAS No 161 did not have any impact on the Company’s financial statements.

Adoption of FSP FAS 142-3

Effective January 1, 2009, the Company adopted FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.”  FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The adoption of FSP FAS 142-3 did not have material impact on the Company’s financial statements.

NOTE 3 ─ ALLOWANCE FOR ACCOUNTS RECEIVABLES

During the normal course of business, the Company extends unsecured credit to its customers.  Typically credit terms require payment to be made within 90 days of the invoice date. The Company does not require collateral from its customers.  The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis.  The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2008 and March 31, 2009 were adequate, respectively.  However, actual write-off might exceed the recorded allowance.

The following table presents allowance activities in accounts receivable.

	December 31,	March 31,
	2008	2009
		(Unaudited)

Beginning balance	$680,784	$655,893
Additions charged to expense	286,931	-
Translation changes	-	(622)
Write-off	(311,822)	-

Ending balance	$655,893	$655,271

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 ─ INVENTORIES

Inventories consisted of the following:

	December 31,	March 31,
	2008	2009
		(Unaudited)

Raw materials	$4,629,926	$4,859,725
Work in progress	704,877	1,366,603
Finished goods	3,111,681	2,792,339
Consignment goods	920,710	1,499,677

	9,367,194	10,518,344
Provision	(2,081,334)	(2,057,130)

Inventories, net	$7,285,860	$8,461,214

NOTE 5 ─ PROPERTY AND EQUIPMENT

A summary of property and equipment at cost is as follows:

	December 31,	March 31,
	2008	2009
		(Unaudited)

Land usage rights	$3,201,055	$3,196,183
Plant and office buildings	11,720,336	11,482,156
Machinery	5,205,448	5,229,722
Office equipment	1,348,348	1,379,445
Vehicles	334,742	265,444
Software	140,945	140,731
Leasehold improvement	2,147,683	2,148,167

	24,098,557	23,841,848
Accumulated depreciation	(4,729,357)	(5,100,957)

	$19,369,200	$18,740,891

The depreciation and amortization for the three months ended March 31, 2008 and 2009 were $500,020 and $427,287, respectively.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 ─ RELATED PARTY TRANSACTIONS

Related Party Relationships

Name of Related Parties	Relationship with the Company

Mr. Yi Song	One of the shareholders of the Company
Mr. Hong Song	One of the shareholders of the Company
Shenzhen Diguang Engine & Equipment Co., Ltd. (a China based entity)	80% owned by Mr. Yi Song and 20% owned by Mr. Hong Song
Sino Olympics Industrial Limited	The representative of Song’s brothers

The break-down details of due to related parties were summarized as follows:

Amount due to	Diguang Engine	Stockholders	Total

Balance at January 1 , 2009	$674,548	$1,005,480	$1,680,028
Accrued interest	8,271	19,004	27,275
Payments made	-	(109,670)	(109,670)
Translation adjustment	(1,027)	-	(1,027)
Balance at March 31, 2009	$681,792	914,814	1,596,606

After acquiring 100% interest in Dongguan Diguang S&T, the Company assumed the loan of RMB10 million borrowed by Dongguan Diguang S&T from Shenzhen Diguang Engine and Equipment on October 20, 2006. The loan matured on November 30, 2008. On March 31, 2009, of the total outstanding balance of $681,792, equivalent of RMB4,658,617, accrued interest amounted to $81,754, equivalent of RMB558, 617. The total balance was repaid on April 10, 2009.

The purchase price of Dongguan Diguang S&T was $4.2 million, of which $2 million was paid in 2007.  The remaining $2.2 million presenting on the balance sheet as amount due to stockholders would be repaid through four installment payments on June 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively.  The accrued interest on the remaining amount payable for the first quarter ended March 31, 2009 was $19,004. On March 31, 2009, $109,670, equivalent of RMB800,000, was paid as part of the third installment.

NOTE 7 ─ BANK LOANS

On July 1, 2008, the Board of Directors of the Company approved for Diguang Electronics to apply for the banking facilities of RMB40 million from Shenzhen Ping’an Bank Co. Ltd.  The banking facilities will be used for the purpose of expanding manufacture activities in the newly built plant in Dongguan Diguang S&T, as well as the second phase capital contribution of Yangzhou Dihao.  On July 1, 2008, Shenzhen Diguang received a loan of RMB30 million, equivalent of $4,390,522 as of March 31, 2009, with prevailing standard rate stipulated by the People's Bank of China, 7.47% per annum on the grant date, from Shenzhen Ping’an Bank. From December of 2008, the People’s Bank of China stipulated a new standard rate at annual interest rate of 5.31%, and pursuant to the loan agreement signed by Shenzhen Ping’an Bank and Shenzhen Diguang, the reduced interest rate would be applicable from the following month of central bank’s announcement. The plant in Dongguan Diguang S&T with net book value of $4,581,115, equivalent RMB31,302,298, was put as pledge against the RMB30 million loan from Shenzhen Ping’an Bank.

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

2009
Sino Olympics Industries Limited	2,000,000
After-tax Profit Target (in million) (1)	$43.1

(1) After-tax profit targets shall be the income from operations, less taxes paid or payable with regard to such income, excluding the effect on income from operations, if any, resulting from issuance of Incentive Shares in any year.

The Company accounts for the transactions of issuing these incentive shares based on the fair value on the grant date.  Under SFAS 123R, the Company assesses whether it is probable at the grant date the awards would be earned and if it is probably the expense would be recorded over the period, which in this case is specified as the shareholders of Diguang International Development Co., Ltd. can earn any of the above presented shares each year.  The after-tax profit target for the year ended December 31, 2006, 2007 and 2008, respectively, had not been met and no share-based compensation was recorded for Song Brothers during those reporting periods. The Company estimated that the net income for three months ended March 31, 2009 would not meet the proportion of the after-tax profit target for the entire year and did not book any share-based compensation during this reporting period.

NOTE 9 ─ STOCK OPTIONS

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payments.” The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123 (R).  There were no stock options issued before January 1, 2006.  During the three months ended March 31, 2009, the Company did not grant any stock option to employees.

Assumptions

The fair value of each stock option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions, assuming no expected dividends:

	March 31,
	2008	2009

Expected volatility	95.76%	-
Weighted average volatility	N/A	-
Expected term	7 years	-
Risk free interest rate	3.75%	-

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 ─ STOCK OPTIONS (Continued)

The expected volatilities are essentially based on the historical volatility of the Company’s stock.  The observation was made on a daily basis.  The periods of observation covered were from January 1, 2005 through March 1, 2006 for options granted on March 1, 2006, and from March 17, 2006 though the grant day for all the other options granted in 2007 and 2008.  The expected terms of stock options are based on the average vesting period and the contractual life of stock options granted.  The 400,000 shares of stock options granted to employees in 2006 vest on each of the first four anniversaries of the granting date.  The 60,000 shares of stock options granted to directors in 2006 vest at the end of each month starting from the grant date for 36 months in order to match the term of directorship.  The 80,000 shares of stock options granted to the former Chief Financial Officer in 2006 vest at the end of each month starting from the grant date for 48 months.  The 26,000 shares of stock options granted in 2007 vest on each of the first four anniversaries of the granting date.  The 40,000 shares of stock options granted to non-executive directors in February 2008 are to be vested at the end of each month starting the grant date over a period of 36 months.  The 548,000 shares of sock options granted on December 9, 2008 to employees vest on each of the first four anniversaries starting from January 1, 2009.  The 300,000 shares of stock option granted on December 17, 2008 to the Company’s current Chief Operation Officer will vest on each of the first days of 12 quarters starting from January 1, 2009.

The risk-free rates are consistent with the expected terms of stock option and based on the U.S. Treasury yield curve in effect at the time of grant.  The Company estimated the forfeiture rate of its stock options was 6.13%.

Stock Option Plan

The Company’s 2006 Stock Incentive Plan, the “2006 Plan”, which is shareholder-approved, permits the grant of stock options to its employees up to 1,500,000 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards are generally granted with an exercise price per share equal to the five-day average share price before the Board of Directors’ approval.  These options have up to ten-year contractual life term.

Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date. The share-based compensation will be recognized based on graded vesting method over the four years or over the three years regarding the options granted to directors in order to match their directorship terms.  A summary of option activities under the 2006 Plan during the three months ended March 31, 2009 are presented as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value at Reporting Date
Outstanding at January1, 2009	1,288,667	$1.69	9.13	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2009	1,288,667	1.69	8.79	$-
Exercisable at March 31, 2009	359,167	$4.53	6.53	$-

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 ─ STOCK OPTIONS (Continued)

The trading price of the Company’s common stock at March 31, 2009 was $0.28 per share, no intrinsic value for options outstanding as of March 31, 2009 was reported.

As stock-based compensation expense recognized in the unaudited consolidated statements of income for the three months ended March 31, 2008 and 2009 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based on historical experience.  For the three months ended March 31, 2008 and 2009, stock-based compensation expenses recognized were $139,125 and $100,090 respectively.

NOTE 10 ─ EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended March31,
	2008	2009
	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) attributable to the Company	$168,730	$(1,210,418)
Net income (loss) used in computing diluted earnings per share	$168,730	$(1,210,418)

Denominator:
Weighted average common shares outstanding – basic	22,328,311	22,072,000
Potential diluted shares from stock options granted	-
Weighted average common share outstanding – diluted	22,328,311	22,072,000

Basic earnings (loss) per share	$0.01	$(0.05)
Diluted earnings (loss) per share	$0.01	$(0.05)

NOTE 11 ─ SEGMENT REPORTING

The Company currently operates mainly in backlight production with small portion of new products of LED general lighting and mini-computer assembly.  As the Company’s major production base is in China while export revenue and net income in overseas entities is accounted for a significant portion of total consolidated revenue and net income, management believes that the following tables present useful information to chief operation decision makers for measuring business performance, financing needs, and preparing corporate budget, etc.

	Three Months Ended March 31,
	2008	2009
	(Unaudited)	(Unaudited)

Sales to China domestic customers	$4,728,576	$1,721,751
Sales to international customers	11,471,015	4,278,102

	$16,199,591	$5,999,853

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 ─ SEGMENT REPORTING (Continued)

	China	International
	Customers	Customers	Total

As of March 31, 2008
Revenue	$4,728,576	$11,471,015	$16,199,591
Gross margin	17%	16%	16%
Receivable	5,782,259	13,212,667	18,994,926
Inventory	9,262,851	-	9,262,851
Property and equipment	18,236,772	-	18,236,772
Expenditures for long-lived assets	1,065,861	-	1,065,861

As of March 31, 2009
Revenue	$1,721,751	$4,278,102	$5,999,853
Gross margin	16%	8%	10%
Receivable	2,955,278	5,410,879	8,366,157
Inventory	8,461,214	-	8,461,214
Property and equipment	18,740,891	-	18,740,891
Expenditures for long-lived assets	56,690	-	56,690

NOTE 12 ─ ADJUSTMENT OF COMPARATIVE INFORMATION

Comparative information was adjusted to reflect impact of adoption of FAS 160.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS THAT INCLUDE THE WORDS "BELIEVES," "EXPECTS," "ESTIMATES," "ANTICIPATES" OR SIMILAR EXPRESSIONS.  SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE COMPANY’S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.  RISK FACTORS INCLUDE, BUT ARE NOT LIMITED TO, COSTS ASSOCIATED WITH FINANCING NEW PRODUCTS; THE COMPANY’S ABILITY TO COST-EFFECTIVELY MANUFACTURE THE COMPANY’S PRODUCTS ON A COMMERCIAL SCALE; THE CONCENTRATION OF THE COMPANY’S CURRENT CUSTOMER BASE; COMPETITION; THE COMPANY’S ABILITY TO COMPLY WITH APPLICABLE REGULATORY REQUIREMENTS; POTENTIAL NEED FOR EXPANSION OF THE COMPANY’S PRODUCTION FACILITY; THE POTENTIAL LOSS OF A STRATEGIC RELATIONSHIP; INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL; MANAGEMENT'S ABILITY TO EFFECTIVELY MANAGE THE COMPANY’S GROWTH; DIFFICULTIES AND RESOURCE CONSTRAINTS IN DEVELOPING NEW PRODUCTS; PROTECTION AND ENFORCEMENT OF THE COMPANY’S INTELLECTUAL PROPERTY AND INTELLECTUAL PROPERTY DISPUTES; COMPLIANCE WITH ENVIRONMENTAL LAWS; CLIMATE UNCERTAINTY; CURRENCY FLUCTUATIONS; CONTROL OF THE COMPANY’S MANAGEMENT AND AFFAIRS BY PRINCIPAL SHAREHOLDERS

THE READER SHOULD CAREFULLY CONSIDER, TOGETHER WITH THE OTHER MATTERS REFERRED TO HEREIN, THE INFORMATION CONTAINED UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008 FILED WITH THE COMMISSION ON MARCH 31, 2009 FOR A MORE DETAILED DESCRIPTION OF THESE SIGNIFICANT RISKS AND UNCERTAINTIES.  THE COMPANY CAUTION THE READER, HOWEVER, NOT TO UNDULY RELY ON THESE FORWARD-LOOKING STATEMENTS.

RISK FACTORS

Investment in the Company’s common stock involves risk. You should carefully consider the investing risks before deciding to invest. The market price of the Company’s common stock could decline due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included in this report, including the Company’s consolidated financial statements and the accompanying notes. You should pay particular attention to the fact that the Company is a holding company with substantial operations in China and is subject to legal and regulatory environments that in many respects differ from that of the United States.  The Company’s business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below and any others not foreseen. This discussion contains forward-looking statements.

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

The Company’s headquarter is in Shenzhen, China. The Company conducts its business principally through the operations of Shenzhen Diguang Electronics Co., Ltd., based in Shenzhen, thereafter “Diguang Electronics”, along with its main backlight manufacturing operation in Dongguan, Guangdong Province, China, Dihao (Yangzhou) Co., Ltd., based in Yangzhou, thereafter “Dihao”, and Wuhan Diguang Electronics Co., Ltd, based in Wuhan, thereafter “Wuhan Diguang”.

Diguang Electronics was established as an equity joint venture in Shenzhen under the laws of the People’s Republic of China, the “PRC”, on January 9, 1996. As of March 31, 2009, Diguang Electronics had approximately 2,148 full-time employees.

Dihao is a 100% wholly-owned subsidiary of North Diamond.  The Company gained controlling interest of Dihao by acquiring 65% of North Diamond on January 3, 2007.  As of March 31, 2009, Dihao has approximately 139 full-time employees.

Wuhan Diguang was established on March 13, 2007 and commenced its operation on July 1, 2007.  Wuhan Diguang was established with the capacity to provide large inches of TFT-LCD which are mainly sold to its customers from Taiwan. Wuhan Diguang had approximately 262 employees as of March 31, 2009.

Dongguan Diguang Electronics Science and Technology Co. Ltd., “Dongguan Diguang S&T”, was established to be the production base of Diguang Electronics. It became a wholly-owned subsidiary of Diguang International Holdings Limited, thereafter “Diguang Holdings”, since December 30, 2007.  As of March 31, 2009, Dongguan Diguang S&T has approximately 103 full-time employees.

Well Planner Limited, thereafter “Well Planner”, is involved in the import of raw materials into China and export of finished products from China.

Diguang Science and Technology (HK) Limited, based in Hong Kong, thereafter “Diguang Technology”, directly involved with the international buying of raw materials and selling of backlight products for Diguang Electronics.  Diguang Technology purchases raw materials from international suppliers and acts as an international sales group for both Diguang Electronics and Well Planner.

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

Results of Operations

Comparison of three months Ended March 31, 2009 and 2008

Revenue

Net revenue was approximately $6 million for the three months ended March 31, 2009, a decrease of $10.2 million, or 63%, compared with $16.2 million for the same period in the prior year.  As the worldwide financial crisis continued to show its material impact on its operating results, the Company experienced further drop in sales revenue in the first quarter of 2009 than in the last two quarters of 2008.  Meantime, the Company faced more aggressive competitions under the depressed market and was forced to reduce selling price of some products.

Of the $10.2 million decrease in net revenue, $6.2 million came from sales of CCFL and LED products by Diguang Electronics, which were manufactured in the facilities in Dongguan, Southern China; $2.5 million came from the sales of mid-size of LED and CCFL products in the Yangzhou facility; and $2.3 million came from sales of large sized CCFL products in the Wuhan facility; the above decrease in sales of CCFL and LED products was offset by an increase of $0.8 million from LCM products and new products of LED general lights and mini note-books manufactured in the Dongguan facility. The Dongguan facility, the Company’s largest manufacturing base, produces various backlight products; nearly all the sales of products manufactured in Dongguan were affected by the depressed market situation.  The backlight products manufactured at the Yangzhou facility were delivered mainly to one Taiwanese customer located in the Eastern China region, which is a big TFT-LCD panel maker. This customer ceased to manufacture TFT products this year because the market price of those products dropped so dramatically that it could not even cover its production costs by selling those products. As a result, this customer reduced its purchase from Yangzhou Dihao, which led to a $2.3 million drop of revenue in Yangzhou.  The backlight products manufactured at the Wuhan facility were delivered mainly to certain top TFT-LCD panel makers for the higher-priced 19” CCFL products.  Due to the lack of one main material, one major customer of Wuhan had limited manufacturing activities during the first quarter of 2009 and reduced its purchase orders from Wuhan Diguang accordingly.

The Company’s total net revenue can be divided into international sales and domestic sales as follows:

	Three Months Ended March 31,
	2008	2009
International sales	11,471,000	4,278,000
Domestic sales	4,729,000	1,722,000
Total	16,200,000	6,000,000

Sales to international customers totaled $4.3 million for the three months ended March 31, 2009, a decrease of $7.2 million, or 63%, compared with $11.5 million for the first quarter in the prior year. The decrease in revenue was due primarily to the global market shrinkage for digital display products such as automobile TV, portable DVD, MP3 and MP4 and LCD product series, resulting in a great drop in demand for the CCFL and LED backlight products.  Of the $7.2 million decrease, approximately $4.8 million came from sales to Taiwanese customers; the $2.5 million drop in Yangzhou discussed above and $2.3 million drop in Wuhan were both decreases in sales from Taiwanese customers; and the remaining smaller amount of decrease is from the Dongguan facility.  Approximately $2.5 million decrease came from sales to Korean customers, among which about $2.2 million came from one major customer of Diguang Electronics. Sales to Hong Kong customers in the first quarter of 2009 had a slight decrease of $0.25 million compared with the same period of 2008. The overall decrease was offset by an increase of $0.35 million in sales to the other international customers.

Sales to domestic customers were $1.7 million for the first quarter of 2009, a decrease of $3 million, or 64%, compared with $4.7 million for the same period in 2008.  $2.7 million of the decrease in domestic sales was attributable to the reduced sales of mid-size LED backlight products to a new customer in 2008 by Diguang Electronics.  This customer of Diguang Electronics experienced a loss in 2008 and is now changing its product type; as a result and has reduced its purchases from Diguang Electronics.

The Company has three manufacturing facilities located in the East China region (Yangzhou), Central China region (Wuhan), and Southern China region (Dongguan).  Especially, the Company has various capacities in its principal manufacturing facility in Dongguan to serve its customers who are LCD TV and monitor manufacturers and LCD assembly firms. Based on its three manufacturing facilities, the Company believes that it has strategically deployed overall production capacity in China for its long term growth.

From the product mix aspect, the Company’s sales can be divided into two main categories: CCFL and LED backlight products; new products of LCM, LED general lights and mini note-books became part of the Company’s products structure since the second quarter of 2008.

	Three Months Ended March 31,
	2008	2009
LED backlights	7,889,000	3,127,000
CCFL backlights	8,311,000	2,041,000
LCM	-	439,000
LED general lights	-	246,000
Mini note-books	-	147,000
Total	16,200,000	6,000,000

The Company’s product structure changed in the first quarter of 2009 as the LED backlight products became the major part of its overall backlight products instead of CCFL. The sales of LED backlight products totaled $3.1 million, accounting to 52% of its total products in the first three months of 2009, compared with 49% in the same period of prior year. As another change on its product structure, the Company presented new products of LCM, LED general lights and mini note-books since the second quarter of 2008.

During the three months ended March 31, 2009, the sales revenue of LED backlights totaled $3.1 million, a decrease of $4.8 million, or 61%, compared with $7.9 million in the first quarter of 2008.  Among the decrease of $4.8 million, $2.7 million came from Diguang Electronics’ decrease in deliveries of mid-size LED products to one major domestic customer discussed above. The other $0.7 million decrease is from reduced sales of small to mid size LED backlight products at Diguang Electronics. The remaining $1.4 million decrease in LED backlight products came from the Yangzhou facility, among a total of $2.5 million decrease of sales revenue in the Yangzhou facility, $1.4 million was contributed by mid-size LED backlight products.

Sales for CCFL products accounted for $2 million in the first quarter of 2009, a decrease of $6.3 million, or 76%, compared with $8.3 million in the same period of 2008. As discussed above, the decrease of $2.2 million at Diguang Electronics to one Korean customer and $2.3 million at Wuhan to Taiwanese customers were both decreases in CCFL products sales; and the remaining decrease of $1.1 million of the total $2.5 million decrease in sales revenue at Yangzhou was a decrease in CCFL products sales.

A decrease in sales of LED and CCFL backlight products was offset by an increase of sales of LCM, LED general lights and mini note-books in the amount of $832,000.  The Company developed these new products in the second and third quarter of 2008, respectively.

Cost of Sales

Since the basic materials for all backlight products are similar, and backlight products consisted most of its products, the Company discusses cost of sales in the aggregate for all products.  Cost of sales was $5.4 million for the first quarter of 2009, a decrease of $8.2 million, or 60%, compared with $13.6 million for the first quarter in 2008.

Decrease of cost of sales was primarily due to a decrease in sales volume in the first quarter of 2009. Due to the consecutive effect of worldwide depressed economic conditions, some of the Company’s customers ceased to place orders since the fourth quarter of 2008, and the Company’s sales volume continued to drop since then.

In the first quarter of 2009, the Company’s production volume dropped greatly, but some of the fixed production overheads remained unchanged, which resulted in relatively higher unit cost of products.  In this case, costs of some products exceeded their net realizable value and a provision was accrued for such inventories.  Of the total cost of sales, $238,000 was attributable to the inventory provision incurred in the first quarter of 2009.  Unlike a small amount of inventory provision in the first three months of 2008, the $238,000 provision in the first quarter of 2009 amounted to 4.4% of total cost of sales.

Raw material cost was $4.2 million for the first quarter of 2009, a decrease of $7.1 million, or 63%, compared with $11.3 million for the first quarter of 2008. As one measure to cut costs and expenses, the Company has concentrated on negotiation with its suppliers to get more favorable purchase prices. Raw material cost accounted for 70% of total revenue in the first quarter of 2009, compared with 70% in the first quarter of 2008.

Labor cost was $509,000 for the first quarter of 2009, representing a decrease of $891,000, or 64%, compared with $1.4 million for the same period of 2008.  As the Company did not receive enough sales orders since the last quarter of 2008, it began to reduce the total number of employees accordingly.  The Company always had a high turnover of workers and did not have to dismiss workers by enforcement measures; the Company could easily achieve its goal of worker reduction without incurring severance cost by not recruiting new workers after some workers have left.  On the other hand, the Company’s effort on cutting expenses also had an effect on reduction of labor cost.  As a percentage of revenue, labor cost accounted for 8% for the first quarter of 2009, compared with 9% for the same period in 2008.

Production overhead was $665,000 for the three months ended March 31, 2009, a decrease of $181,000, or 21%, compared with $846,000 for the same period of prior year. Since most of the production overhead items are relatively fixed, it did not decrease in line with the reduced production volume. Decrease of production overhead was mainly attributable to water and electricity charges.  Production overhead accounted for 11% of total revenue in the first quarter of 2009, compared with 5% for the same period in 2008.

Gross Margin

The overall gross margin for the first quarter of 2009 was 10%, a decrease of 6.3%, compared with a gross margin of 16.3% for the same period of prior year.

During the first quarter of 2009, the Company continued to suffer from the global financial crisis and more aggressive competitions, which forced it to reduce its selling prices to keep existing customers and spent more resources to obtain new customers in order to maintain market share in this industry. Meantime, the Company was unable to pass the entire burden of the decrease in selling prices to its vendors because the supply of certain components was limited. In addition, in the first quarter of 2009, the Company did not receive enough sales orders and did not use its production capacity effectively, so allocation of some relatively fixed production overhead increased unit costs of its products.

Gross margin of LED backlights dropped from 19% for the first quarter of 2008 to 10% for the same period of 2009 with a decrease of 9%. Increased sales of small size LED backlights used in mobile phones contributed greatly to the overall drop of gross margin.  Gross margin for sales of small size LED backlights used in mobile phones was negative in the first quarter of 2009 and sales revenue of this product was $844,000, accounting for 27% of total LED backlights sales revenue; while gross margin was positive and sales revenue accounted for 5% of total LED backlights sales revenue in the same period of prior year.  The Company kept selling small size LED backlights for mobile phones at a negative gross margin in order to compete for a share of this market segment.  The Company hopes to earn profit in mobile phone backlights segment in the future through a drastic increase in volume.

Gross margin of CCFL products was relatively stable compared with LED backlights.  The gross margin of CCFL products dropped only 1% from 13% in the first three months of 2008 to 12% in the same period of 2009. The gross margin for CCFL products increased in the Wuhan facility and at Diguang Electronics by 2% and 4% respectively, whereas it decreased by 7% in the Yangzhou facilities.

The newly developed products of mini-notebook and LED general lightings have contributed a positive impact of gross margin of 48%; however, the sales revenue from these new products was not significant enough to account for a major portion of the Company’s total revenue, accounting for only 6% of total revenue.  Combining all of these factors, the overall gross margin remained at a relatively low level.

Regarding international sales, gross margin was approximately 8% for the first quarter of 2009, a decrease of 8%, compared with 16% for the first quarter of 2008. For domestic sales, gross margin was approximately 16%, a decrease of 1%, compared with 17% for the first quarter of 2008. The decrease of gross margin for domestic sales was lower than overall decrease of gross margin.  The main reason was due to sales of high gross margin products of LED general lights in the first quarter of 2009. Sales revenue of LED general lights was $246,000, with gross margin of 56%, accounted for only 4% of total revenue, but 14% of domestic sales revenue in the first quarter of 2009.

Selling Expenses

Selling expenses were $418,000 for the first quarter of 2009, an increase of $10,000, or 2%, compared with $408,000 for the first quarter of 2008.  An increase in selling expenses was mainly due to an increase in exhibition expenses. The Company tried to promote its products by attending more exhibitions.  As a percentage of total revenue, selling expenses were approximately 7% for the first quarter of 2009 and 2.5% for the same period in the prior year, respectively.

Research and Development Expenses

The net research and development expenses were $406,000 for the first quarter of 2009, an increase of $88,000, or 28%, compared with $318,000 for the same period in 2008.  The increase was mainly on net mould charges and raw materials consumed for design and development purposes, due to increased researching and developing activities on new products.  As a percentage of total sales revenue, research and development expenses were approximately 6.8% and 2% for the three months ended March 31, 2009 and 2008, respectively.

General and Administrative Expenses

General and administrative expenses were $1.1 million for the first quarter of 2009, a decrease of $200,000, or 15%, compared with $1.3 million for the same period in 2008.  The major components of general and administrative expenses include payroll, share-based compensation, water and electricity expenses, depreciation and insurance expenses, rental expenses and professional service fee, etc. Except for depreciation and insurance expenses, all the other expenses dropped as the result of management’s efforts in cutting expenditures.  As a percentage of total sales revenue, general and administrative expenses represented 19% and 8% for the three months ended March 31, 2009 and 2008, respectively.

Interest Expense

The net interest expenses was $87,000 for the quarter ended March 31, 2009, representing an increase of $29,000, or 50%, compared with an interest expense of $58,000 in the same quarter in 2008.  The increase in interest expenses was primarily due to interest paid to Ping’an Bank for the $4.39 million bank loan received on July 1, 2008.  Net Interest expenses for the periods ended March 31, 2009 and 2008 represented 1.5% and 0.4% of total sales revenue, respectively.

Income Tax Provision

Income tax provision for the quarter ended March 31, 2009 was approximately $3,000 compared with $133,000 for the same period in 2008.  As Diguang Electronics and Dihao both suffered a loss during the first quarter of 2009, no income tax needs to be provided.  Income tax provision occurred were minor adjustments to income tax provisions in prior year.

Net Loss (Income)

Net loss was $1.2 million for the three months ended March 31, 2009, compared with a net income of $299,000 for the three months ended March 31, 2008, representing decrease of approximately $1,499,000 in net income. The net loss suffered by the Company in the first quarter of 2009 was mainly due to deeply reduced sales revenue as a result of material impact resulting from the worldwide financial crisis.

Earnings (Losses) per Share

The basic losses per share were $0.05 for the first quarter of 2009, compared with basic earnings per share of $0.01 for the first quarter of 2008.  Increase in basic losses was due to net loss occurred in the first three months of 2009 compared with the net income in the same period of 2008.

Liquidity and Capital Resources

Comparison of three months Ended March 31, 2009 and 2008

As of March 31, 2009, the Company had total assets of $47.7 million, of which cash amounted to $10.3 million, accounts receivable amounted to $8.4 million and inventories amounted to $8.5 million.  Working capital was approximately $7.1 million and the Company’s equity was $25.9 million, compared with working capital of $7.9 million and equity of $27.3 million on March 31, 2008.  Quick ratios were approximately 0.94:1 compared with 1.02:1 at March 31, 2008.

As of March 31, 2009, the Company’s cash position had a net decrease of $4.7 million as compared with cash position of $15 million at December 31, 2008.  Reduction of cash was mainly due to payments made to vendors during the first quarter of 2009.

Net cash used in operating activities was $4.4 million for the quarter ended March 31, 2009, a decrease of $2.0 million, or 31%, compared with the net cash used in the operating activities of $6.4 million for the same period of the prior year. Net cash occupied by operating assets and liabilities in the first quarter of 2009 was much less than that in the same period of prior year.

Non-cash items added approximately $520,000 back to cash outflow from operating activities for the quarter ended March 31, 2009, compared with total non-cash items of $693,000 million for the same period of the prior year.  Of the non-cash items for the quarter ended March 31, 2009, approximately $100,000 was the share-based compensation, $39,000 lower than $139,000 for the same period in 2008.  Depreciation was $427,000 for the quarter ended March 31, 2009, a $73,000 decrease than $500,000 for the prior period, primarily due to adjustments to cost of plant constructions when the Company finally settled the construction contracts with contractors in the first quarter of 2009 and consequent adjustments to accumulated depreciations estimated in prior periods.

The impact of the changes in operating assets and liabilities on cash flow was explained as follows.  The accounts receivable during the current quarter was decreased by approximately $1.6 million, compared with a $6 million increase in accounts receivable for the same period in 2008.  Inventory level increased by $1.2 million during the current quarter, compared with a $1.7 million increase in inventory for the same period in 2008.  Deposits, prepayment and other receivables decreased by $186,000 during the current period, compared with a $1.1 million increase for the same period in 2008.  VAT recoverable increased by $38,000 during the current period compared with $284,000 decrease for the same period in 2008.

Accounts payable decreased by $3.8 million for the quarter ended March 31, 2009, compared with an increase of $1.5 million in the first quarter of 2008. Advances from customers decreased by $27,000 during the current reporting period, compared with an increase of $81,000 for the same period in 2008. Accruals and other payables decreased by $380,000, compared with a decrease of $588,000 for the first quarter of 2008.  In addition, tax payable decreased by $1,000 for the current reporting period, compared with an increase of $107,000 for the same period in 2008.

The following summarized the impact of changes in operating assets and liabilities on cash flow between quarters ended March 31, 2009 and 2008:

•	$7,613,000 from Accounts receivable (positive impact)
•	$553,000 from inventory(positive impact)
•	$1,288,000 from deposits, prepayment and other receivable (positive impact)
•	$322,000 from VAT recoverable (negative impact)
•	$5,347,000 from accounts payable (negative impact)
•	$108,000 from advance from customers (negative impact)
•	$208,000 from accruals and other payable (positive impact)
•	$108,000 from taxes payable (negative impact)

The total impact from the above non-cash items and changes in operating assets and liabilities was approximately $3.7 million.

Net cash used in investing activities amounted to $43,000 for the quarter ended March 31, 2009, a decrease of $2,457,000, or 98%, compared with the $2.5 million used in investing activities during the first quarter of 2008. The Company did not spend much on investing activities during the first quarter of 2009, but spent $1.1 million and $1.4 million on purchase of fixed assets and investments in marketable securities, respectively, in the same period of prior year.

Net cash used in financing activities amounted to $83,000 for the quarter ended March 31, 2009, a decrease of $39,000 compared with the $122,000 used by financing activities during the first quarter of 2008. Cash used in financing activities were payments made to related parties for the quarter ended March 31, 2009.  For the same period of prior year, in addition to payments made to related parties, the Company paid $46,000 to repurchase common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - None

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures:

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, the “SEC”, rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer, the “CEO”, and chief financial officer, the “CFO”, as appropriate, to allow timely decisions regarding required financial disclosure.

As of March 31, 2009, the Company’s management including the CEO and CFO concluded that there have been no material changes to the control and procedures previously discussed in Part II, Item 9A of the Company's Form 10-K for the year ended December 31, 2008. The Company’s management, including the CEO and CFO, concluded that as of December 31, 2008 the Company's disclosure controls and procedures were not effective because of the material weaknesses described under “Management's Annual Report on Internal Control over Financial Reporting.”

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

The Company’s management, including CEO and CFO, concluded that there have been no material changes to the internal control condition previously discussed in Part II, Item 9A of the Company’s Form 10-K for the year ended December 31, 2008 other than the fact that the Company is in the process of taking the steps necessary for remediation of the material weaknesses identified in previously filed 10-K, and will continue to monitor the effectiveness of these steps. The Company did not carry out appropriate testing procedures during the first quarter in 2009 and therefore the Company is not able to evaluate the effectiveness of the changes made to the internal control at this time.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors previously discussed in Part II, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None.

Stock Repurchase Program

On March 26, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $5,000,000 of its common stock from the public market or in private purchases. The terms of the repurchase program permitted the Company to repurchase shares within twelve months and to repurchase shares at a pace at the discretion of management. During the three months ended March 31, 2009, no shares were repurchased in the market.  As of March 31, 2009, the shares repurchased were held under the name of a security firm and presented at line of treasury stock at cost on the balance sheet at March 31, 2009.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES – None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS –None.

ITEM 5. OTHER INFORMATION – Not applicable.

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

14.1	Code of Ethics (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on October 30, 2006)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934 (filed herewith electronically)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).

32.2	Certification of Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD

Dated: May 15, 2009	By:	/s/ Yi Song
Yi Song
Chairman and Chief Executive Officer

Dated: May 15, 2009	By:	/s/ Keith Hor
Keith Hor
Chief Financial Officer