Form 10-K/A
period 2008-12-31
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2009-06-25
CIK 1158722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, the “Amendment No. 1”, amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission, the “SEC”, on March 31, 2009, the “Original Filing”, and  is being filed for the sole purpose to include a revised Item 9A of Part II discussing the Company’s (i) disclosure controls and procedures and (ii) internal control over financial reporting.

In connection with the filing of this Amendment No. 1, and as required by Rule 12b-15 of the Securities Exchange Act of 1934, the Company is also filing as exhibits to this Amendment No. 1 the certifications pursuant to Rule 13a-14(a). Because no financial statements are contained within this Amendment No. 1, the Company is not including those parts of the Rule 13a-14(a) certifications pertaining to financial statements and is not including certifications pursuant to Rule 13a-14(b) (18 U.S.C. §1350).

This Amendment No. 1 to the Original Filing is solely for the purpose described above.  The Company has not revised, modified or updated any other disclosures that were presented in the Original Filing, unless such revisions, modification or updates were expressly set forth herein.  This Amendment No. 1 does not reflect any events that may have occurred subsequent to the Original Filing.  All other information not affected by this Amendment No. 1 remains unchanged and reflects the disclosure made at the time of the filing of the Original Filing.

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

In connection with the preparation of this annual report on Form 10-K, the “Form 10-K”, the Company carried out an evaluation as of December 31, 2008, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2008 the Company's disclosure controls and procedures were not effective because of the material weaknesses described below under “Management's Report on Internal Control over Financial Reporting.”

To address these material weaknesses, the Company performed additional analyses and other procedures, described below under the subheading “Interim Measures”, to ensure that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States, “GAAP”. Accordingly,  management believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

(b)	Management’s report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a -15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Management has conducted an assessment, including testing, of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making its assessment, management used the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in internal control over financial reporting have been identified as of December 31, 2008.  In light of the material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008.

1.	Entity level material weaknesses-control environment

In the definitions under the Sarbanes-Oxley Act, “A key control is a control that, if it fails, means there is at least a reasonable likelihood that a material error in the financial statements would not be prevented or detected on a timely basis”.

The Company did not have an appropriate level of control consciousness as it relates to the establishment and maintenance of policies and procedures with respect to key internal controls. Effective controls were not designed and in place over the process related to identifying and accumulating all required information to ensure the completeness and accuracy of consolidated financial statements and disclosures as required by Regulation S-X:-

•
Control over Information and Communication.  The Company lacks effective communication of the importance of internal control over financial reporting across its structure, and management failed to set adequate tone to increase the awareness of control consciousness.

•
Control environment.  The Company lacks an effective anti-fraud program, including an effective whistle-blower program, designed to detect and prevent fraud.  The Company fails to conduct consistent background checks of personnel in positions of responsibility and establish an ongoing program to manage identified fraud risks.

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

3.	Ineffective information technology general control

The Company currently does not have any formal documentation on the information technology general controls, including program development, program changes, computer operations and access to programs and data, which would have an impact on application-level controls and financial statements:-

(i)	Impact on application-level controls

Many control procedures are programmed into an entity’s computer system. For example, the process of matching a vendor to a database of preapproved vendors may be completely computerized. A user may submit an invoice for payment, the computer performs the match, and, if the vendor is on the list, processing is allowed to continue. The user is informed only when the computer detects an error, namely, that the vendor has not been preapproved. It is then the user’s responsibility to take the appropriate follow-up action. Again, the follow-up of the identified errors is a critical component of the control.

Ultimately, the effectiveness of computer application controls will depend on the effectiveness of relevant computer general controls, including:-

•           Systems development. The application was properly developed and tested to make sure that the control functions as designed.

•           Access. Access to the program is monitored to ensure that unauthorized changes to the program cannot be made.

The control objectives for computer application controls are the same as the objectives for manual controls—information must remain complete and accurate at all phases, from initiation (data input) through processing.

(ii)           Impact on financial statements

When designing the documentation of internal control, the Company is considering to include the following functional features in the future:-

•           Maintainability. The documentation should facilitate easy updating and maintenance as business processes and controls  change over time.

•           Ease of review. The documentation of internal control should be designed in a user—friendly fashion. For compliance purposes, the project team is the primary user, and so the documentation should allow for these individuals to:-

-           Easily assess the effectiveness of the design of internal control

-           Facilitate the design of tests of controls

•           Information gathering. To create new or update existing documentation will require people to gather information about the Company’s business processes and controls. The documentation methods should recognize this need and, to the extent possible, make it easy to gather and input the information required to create appropriate documentation.

•           Scalability. The documentation techniques should be equally adept at handling processes with many control points and those with only a few.

PCAOB Auditing Standard No. 5 requires the following information to be included in the documentation of routine transactions:-

-           The design of controls over all relevant assertions related to all significant accounts and disclosures in the financial statements. The documentation should include the five components of internal control over financial reporting.

-           Information about how significant transactions are initiated, authorized, recorded, processed, and reported.

-           Sufficient information about the flow of transactions to identify the points at which material misstatements due to error or fraud could occur.

-           Controls designed to prevent or detect fraud, including who performs the controls and the related segregation of duties.

Remediation Measures of Material Weaknesses

To remediate the material weaknesses described above in “Management’s Report on Internal Control over Financial Reporting”, the Company has implemented or planned to implement the following measures, and will continue to evaluate and may in the future implement additional measures:-

1.
The Company planned remediation measures of hiring and training of personnel who will address these material weaknesses generally as it will have sufficient personnel with knowledge, experience and training in the application of U.S. GAAP commensurate with the Company’s financial reporting requirements;

2.
Audit Committee and management will prioritize improvement of the Company’s internal control over financial reporting. The Company has a comprehensive training program in financial reporting on U.S.GAAP internally and the Company’s staff have enrolled in professional accounting seminars.

3.
The Company continues to retain the services of outside U.S. counselor to advise on SEC disclosure requirements and at the same time, the Company has the staff training plan on the disclosure requirement either internally or enrolment in professional courses.

4.
The Company is in the progress of implementing an ERP system which it considered would enable it to enhance its management capability on monitoring the Company's business operations. Besides, the Company is in the process of establishing a comprehensive IT short term development plan and long term strategic plan that are appropriately aligned with business objectives and include the following:

☐
IT short term development plan: Business departments will initialize the information technology requests in accordance with their business workflow, and senior management will develop implementation plans and procedures;

☐
IT long term strategic plan: IT long term strategic plan development is based on corporate strategic requirement, including the IT goal and mission, guidance, objectives and the Company’s actions.  The IT mission and guidance drive how IT should implement and align with the Company’s strategic goals; and

☐	Senior management of the Company will review and approve the IT strategic plan.

The Company also planned to develop an appropriate IT Organization and Relationships program to regulate IT organizational structure that adequately supports critical systems and segregation of duties, including the following:

☐	IT managers to have adequate knowledge and experience to fulfill their responsibilities to deliver high quality IT services;

☐	Significant IT processes, controls and activities documented;

☐	Job roles and responsibilities within the IT organization clearly defined and documented;

☐	IT personnel to understand and accept their responsibilities regarding internal controls; and

☐	IT management to implement a division of roles and responsibilities, segregation of duties, that reasonably prevents a single individual from subverting a critical process.

The Company expects that the overall ERP implementation, together with the above mentioned policies and procedures, will be completed before September 2009.

Subsequent to year end, the Company has taken the following actions to remedy the material weaknesses:-

To compensate for the lack of effective communication across the departments, meetings were held regularly to review the progress of the internal control implementation and remedial actions were taken. For example, the essential workflows and information were circularized on the Office Automation System to all employees. Simultaneously, training courses were conducted regularly to enhance the importance of internal controls.

Preventive and detective controls on anti-fraud

An Anti-fraud program was designed to prevent and detect kick-backs on procurement. The prohibition on fraud was clearly defined in the Company’s staff handbook and the Company encourages the whistle-blowers plan and checks were imposed by internal audit departments to investigate any possible frauds and irregularities.

Effective from the end of 2007, the Company has implemented the ERP system which includes financial reporting module and supply chain management module. It is an integrated system which currently allows the Company to generate a great deal of financial and operational information in a timely fashion to facilitate strict monitor of business transactions. However, the Company did not possess high level of formal documentation on the information technology general controls (ITGC), including program development, program changes, computer operations, and access to programs and data. Consequently, it might lessen the reliability and timeliness of the application control, including input and output control, processing control and eventually it might affect the financial statements generated from the system.

Subsequent to December 31, 2008, the Company is taking steps to document the IT general control, including the systematic control system amendments and establishment of database defaults. All these were to ensure the application system ongoing effectiveness.

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

(d) Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or the Company’s internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Amendment No. 1 to Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 25, 2009

Diguang International Development Co., Ltd. (Registrant)

/s/ Keith Hor
By: Keith Hor
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Amendment No. 1 to Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated.

Dated: June 25, 2009	/s/ Yi Song
Yi Song
Chairman of the Board and Chief Executive Officer (Director and Principal Executive Officer)

Dated: June 25, 2009	/s/ Hong Song
Hong Song
Director

Dated: June 25, 2009	/s/ Fong Heung Sang
Fong Heung Sang
Director

Dated: June 25, 2009	/s/ Hoi S. Kwok
Hoi S. Kwok
Director

Dated: June 25, 2009	/s/ Tuen-Ping Yang
Tuen-Ping Yang
Director

Exhibit Index
Exhibit Number	Description of Document

*31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *Filed herewith