Form 10-Q/A
period 2009-03-31
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2009-06-25
CIK 1158722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A, the “Amendment No. 1”, amends the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 2009, as filed with the Securities and Exchange Commission, the “SEC”, on May 15, 2009, the “Original Filing”, and is being filed for the sole purpose to include a revised Item 4 of Part I discussing the Company’s (i) disclosure controls and procedures and (ii) internal control over financial reporting.

In connection with the filing of this Amendment No. 1, and as required by Rule 12b-15 of the Securities Exchange Act of 1934, the Company is also filing as exhibits to this Amendment No.1 the certifications pursuant to Rule 13a-14(a). Because no financial statements are contained within this Amendment No.1, the Company is not including those parts of the Rule 13a-14(a) certifications pertaining to financial statements and is not including certifications pursuant to Rule 13a-14(b) (18 U.S.C. §1350).

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

 As of March 31, 2009, the Company’s management including the CEO and CFO concluded that there have been no material changes to the control and procedures previously discussed in Part II, Item 9A of the Company's Form 10-K/A No. 1 for the year ended December 31, 2008. The Company’s management, including the CEO and CFO, concluded that as of December 31, 2008 the Company's disclosure controls and procedures were not effective because of the material weaknesses described under “Management's Report on Internal Control over Financial Reporting.” In light of the material weaknesses not significantly changed since December 31, 2008, the Company’s management concluded that its disclosure controls and procedures were not effective as of March 31, 2009.

To address these material weaknesses, the Company performed additional analyses and other procedures to ensure that in all material respects, the Company’s financial position, the results of its operations and its cash flows for the period presented in this Amendment No. 1 to Form 10-Q, in conformity with the accounting principles generally accepted in the United States of America, “GAAP”.

 (b) Changes in internal control over financial reporting.

The Company’s management, including CEO and CFO, concluded that there have been no material changes to the internal control condition previously discussed in Part II, Item 9A of the Company’s Form 10-K/A No. 1 for the year ended December 31, 2008 other than the fact that the Company is in the process of taking the steps necessary for remediation of the material weaknesses identified in previously filed 10-K/A No.1, and will continue to monitor the effectiveness of these steps.

In light of the material weaknesses not significantly changed since December 31, 2008, the Company’s management concluded that its internal control over financial reporting was not effective as of March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD

Dated: June 25 2009	By:	/s/ Yi Song
Yi Song
Chairman and Chief Executive Officer

Dated: June 25, 2009	By:	/s/ Keith Hor
Keith Hor
Chief Financial Officer

    Exhibit Index

Exhibit Number	Description of Document

*31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*Filed herewith