Form 10-Q
period 2009-06-30
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2009-08-14
CIK 1158722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Yes ☐ No ☒

As of June 30, 2009, the Company had 22,072,000 shares of common stock issued and outstanding.

Diguang International Development Co., Ltd.
Form 10-Q
For the Quarter Ended June 30, 2009

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED BALANCE SHEETS
 (In US Dollars)
	December 31,	June 30,
	2008	2009
	(Adjusted)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,024,363	$7,760,533
Restrict cash	-	4,338,227
Accounts receivable, net of allowance for doubtful accounts $655,893 and $655,432	9,944,208	9,930,660
Inventories, net of provision $2,081,334 and $2,237,769	7,285,860	10,144,132
Other receivables, net of provision $101,020 and $100,981	535,493	262,057
VAT recoverable	112,842	283,582
Advance to suppliers	602,017	990,414
Deferred tax asset	28,485	-
Total current assets	33,533,268	33,709,605

Investment, net of impairment $779,302 and $779,302	720,698	720,698
Property, plants and equipment, net	19,369,200	18,339,648

Total assets	$53,623,166	$52,769,951

LIABILITIES AND EQUITY
Current liabilities:
Bank loans	$4,397,215	$8,745,908
Accounts payable	15,643,476	14,640,451
Advance from customers	561,282	430,326
Accruals and other payables	2,337,800	2,204,561
Accrued payroll and related expense	626,277	689,549
Income tax payable	401,260	383,534
Amount due to related parties	674,548	-
Amount due to stockholders	1,005,480	933,817
Total current liabilities	25,647,338	28,028,146

Research funding advanced	644,925	644,198
Total liabilities	26,292,263	28,672,344

Equity:
Common stock, par value $0.001 per share, 50 million shares authorized, 22,593,000 and 22,593,000 shares issued, 22,072,000 and 22,072,000 shares outstanding	22,593	22,593
Additional paid-in capital	20,600,460	20,800,640
Treasury stock at cost	(674,455)	(674,455)
Appropriated earnings	802,408	795,744
Accumulated deficit	(443,829)	(3,484,758)
Translation adjustment	4,503,022	4,302,993
Total shareholders’ equity	24,810,199	21,762,757
Non-controlling interest	2,520,704	2,334,850
Total equity	27,330,903	24,097,607

Total liabilities and equity	$53,623,166	$52,769,951

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In US Dollars)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Revenues, net	$33,096,769	$16,202,990	$16,897,178	$10,203,137
Cost of sales	28,276,106	15,181,644	14,715,749	9,803,156

Gross profit	4,820,663	1,021,346	2,181,429	399,981

Selling expense	782,981	938,896	375,415	520,662
Research and development costs	651,603	1,025,431	333,869	619,107
General and administrative expenses	2,461,218	2,187,411	1,111,965	1,056,433
Loss on disposing assets	-	20,179	-	20,179

Income (loss) from operations	924,861	(3,150,571)	360,180	(1,816,400)

Interest income (expense), net	(122,454)	(159,508)	(64,028)	(72,062)
Investment income (loss)	29,179	800	249	300
Other income (expense)	(213,349)	110,193	(109,959)	(67,728)

Income (loss) before income tax	618,237	(3,199,086)	186,442	(1,955,890)

Income tax provision	124,768	31,573	(8,217)	28,485

Net income (loss)	493,469	(3,230,659)	194,659	(1,984,375)

Net income (loss) attributable to non-controlling interest	189,951	(183,066)	59,871	(147,200)

Net income (loss) attributable to common shares	$303,518	$(3,047,593)	$134,788	$(1,837,175)

Weighted average common shares outstanding – basic	22,300,646	22,072,000	22,274,485	22,072,000

Earnings (losses) per share – basic	0.01	(0.14)	0.01	(0.08)

Weighted average common shares outstanding – diluted	22,300,646	22,072,000	22,274,485	22,072,000

Earning (losses) per shares – diluted	0.01	(0.14)	0.01	(0.08)

Other comprehensive income:
Translation adjustment	1,962,498	(202,817)	763,513	43,052
Comprehensive income (loss)	2,455,967	(3,433,476)	958,172	(1,941,323)
Comprehensive income(loss) attributable to non-controlling interest	293,077	(185,854)	102,195	(146,193)

Comprehensive income attributable to common shares	$2,162,890	$(3,247,622)	$855,977	$(1,795,130)

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In US Dollars)

	Six Months Ended June 30,
	2008	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities:

Net income	$493,469	$(3,230,659)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	964,979	857,492
Inventory provision	55,321	156,614
Loss on disposing assets	-	20,179
Share-based compensation	283,252	200,180
Deferred tax asset	-	28,485
Changes in operating assets and liabilities:
Accounts receivable	(8,697,643)	15,066
Inventory	(4,136,591)	(3,019,267)
Other receivables	(3,663)	273,569
VAT recoverable	315,060	(170,768)
Prepayments and other assets	(896,937)	(388,562)
Accounts payable	6,366,846	(795,191)
Accruals and other payable	(1,124,691)	(69,945)
Advance from customers	93,650	(131,108)
Accrued interest payable to related parties	-	55,057
Taxes payable	22,817	(17,745)
Net cash used in operating activities	(6,264,131)	(6,216,603)

Cash flows from investing activities:
Purchase of fixed assets	(1,788,752)	(59,948)
Disposal (purchase) of marketable securities	(1,501,655)	-
Proceeds form disposal of fixed assets	-	18,447
Net cash used in investing activities	(3,290,407)	(41,501)

Cash flows from financing activities:
Stock repurchase	(138,041)	-
Due to related parties	(1,093,119)	(800,508)
Capital infused by minority interest in North Diamond	737,500	-
Proceeds from short-term import facilities	-	4,358,561
Restricted cash pledged for import facilities	-	(4,338,227)
Net cash used by financing activities	(493,660)	(780,174)
Effect of changes in foreign exchange rates	1,433,322	(225,552)
Net increase (decrease) in cash and cash equivalents	(8,614,876)	(7,263,830)
Cash and cash equivalents, beginning of the period	16,250,727	15,024,363
Cash and cash equivalents, end of the period	$7,635,851	$7,760,533

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ─ REORGANIZATION, BUSINESS AND BASE OF PRESENTATION

Diguang International Development Co., Ltd., formerly known as Online Processing, Inc., “Online”, was organized under the laws of the State of Nevada in 2000.  On January 10, 2006, Online entered into a stock exchange agreement with Diguang International Holdings Limited., “Diguang Holdings”.  Pursuant to the stock exchange agreement, without raising $12 million, the reverse acquisition will not be effective, vice versa, without reverse acquisition being effective, the private placement will be not closed.  On March 17, 2006, Online issued 2.4 million shares of its common stock in exchange for the gross proceeds of $12 million and issued 18,250,000 shares of its common stock in exchange for 100% equity interest in Diguang Holdings, making Diguang Holdings a wholly owned subsidiary of Online.  Consummating the above two transactions simultaneously, Online and Diguang Holdings successfully fulfilled their contractual obligations, respectively, under the stock exchange agreement on March 17, 2006.  One of the conditions to closing the transaction was changing the name from Online Processing, Inc. to “Diguang International Development Co., Ltd.”, and the name was changed on February 28, 2006.

The Company specializes in the design, production and distribution of small to medium-sized Light Emitting Diode, “LED”, and Cold Cathode Fluorescent Lamp, “CCFL”, backlights for various Thin Film Transistor Liquid Crystal Displays, “TFT-LCD”, and Super-Twisted Nematic Liquid Crystal Display, “STN-LCD”, Twisted Nematic Liquid Crystal Display, “TN-LCD”, and Mono LCDs, taking together, these applications are referred to as “LCD” applications.  Those applications include color displays for cell phones, car televisions and navigation systems, digital cameras, televisions, computer displays, camcorders, PDAs and DVDs, CD and MP3/MP4 players, appliance displays and the like.

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

Well Planner Limited, “Well Planner”, was established under the laws of Hong Kong Special Administrative Region on April 20, 2001 and has been doing major business in custom forwarding related to export and import activities conducted by Diguang Electronics for a service fee based on a service agreement, pursuant to which service fees should not be less than 2% of the goods Well Planner has sold.  Well Planner mainly sells to Diguang Science and Technology (HK) Limited and has minimal sales to third-party customers.

Diguang Science and Technology (HK) Limited, “Diguang Technology”, was established under the laws of the British Virgin Islands on August 28, 2003 and has handled all sales to international customers and procurements of electronic components and materials for Diguang Electronics.

Both Well Planner and Diguang Technology do not have any office space leased in Hong Kong and British Virgin Islands.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ─ REORGANIZATION, BUSINESS AND BASE OF PRESENTATION (CONTINUED)

Shenzhen Diguang Electronics Co. Ltd., “Diguang Electronics”, was established as an equity joint venture in Shenzhen under the laws of the People’s Republic of China, the “PRC”, on January 9, 1996 with an operating life of 20 years starting on that date.  As of December 31, 2006, its registered capital was RMB 85 million, equivalent to approximately $10,573,615.  Diguang Electronics designs, develops and manufactures LED and CCFL backlight units.  These backlight units are essential components used in illuminating display panels such as TFT-LCD and color STN-LCD panels.  These display panels are used in products such as mobile phones, PDAs, digital cameras, liquid crystal computer or television displays and other household and industrial electronic devices.  Diguang Electronics’ customers are located in both China and overseas.

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

Diguang Electronics and Diguang Holdings jointly set up Wuhan Diguang Electronics Co., Ltd., “Wuhan Diguang”, in Wuhan, Hubei Province, China, with a registered capital of $1 million, of which 70% was infused by Diguang Electronics and the remaining 30% by Diguang Holdings.  Wuhan Diguang was established on March 13, 2007 and its business license issued by Wuhan Municipal Administrative Bureau for Industry and Commerce is valid for 20 years expiring on March 12, 2027.  Wuhan Diguang manufactures and sells LED and CCFL backlight units in Central South region of China.  Wuhan Diguang started operation on July 1, 2007.

On December 29, 2007, Diguang Holdings acquired 100% interest in Dongguan Diguang Electronics Science and Technology Co. Ltd., “Dongguan Diguang S&T”.  On January 1, 2008, Diguang Holdings assigned 70% of interest in Dongguan Diguang S&T to Diguang Electronics. Dongguan Diguang S&T was established under the laws of the People’s Republic of China on February 16, 2004 and has been used by Diguang Electronics as the production base since its inception.

NOTE 2 ─ RECENT ACCOUNTING PRONOUNCEMENTS

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

Adoption of SFAS No. 160

Effective January 1, 2009, the Company adopted SFAS No.160, “Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51.”  SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Adoption of SFAS No. 161

Effective January 1, 2009, the Company adopted SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires enhanced disclosures about (i) how and why the Company uses derivative instruments, (ii) how the Company accounts for derivative instruments and related hedged items under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and (iii) how derivative instruments and related hedged items affect the Company’s financial results.  The adoption SFAS No 161 did not have any impact on the Company’s financial statements.

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

Adoption of FSP APB 14-1

Effective January 1, 2009, the Company adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires entities to account separately for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods. FSP APB 14-1 requires entities to retroactively separate the liability and equity components of such debt on the entities’ balance sheets on a fair value basis. The adoption of FSP APB 14-1 did not have any impact on the Company’s financial statements.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this statement did not have any impact on the Company’s consolidated financial position or results of operations.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 ─ RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets (“SFAS No. 166”), an amendment of FASB Statement No. 140” (“SFAS No. 140”).  SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity” from SFAS No. 140 and changes the requirements for derecognizing financial assets.  SFAS No. 166 is effective for the fiscal year beginning after November 15, 2009.  The Company will adopt SFAS No. 166 as of January 1, 2010.  The Company expects that the adoption of SFAS No.166 will not have a material impact on its consolidated financial position or results of operations.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51.”  Additionally, SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity.  SFAS No. 167 is effective for the fiscal year beginning after November 15, 2010.  The Company will adopt Statement No. 167 as of January 1, 2011.  The Company expects that the adoption of SFAS No. 167 will not have a material impact on its consolidated financial position or results of operations.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). The FASB notes that the FASB Accounting Standards Codification™ “Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  Therefore, in the third quarter of 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB.  As the Codification is not intended to change or alter existing US GAAP, the Company expects that the adoption of SFAS No. 168 will not have any impact on its consolidated financial position or results of operations.

NOTE 3 ─ ALLOWANCE FOR ACCOUNTS RECEIVABLES

During the normal course of business, the Company extends unsecured credit to its customers.  Typically credit terms require payment to be made within 90 days of the invoice date. The Company does not require collateral from its customers.  The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis.  The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2008 and June 30, 2009 were adequate, respectively.  However, actual write-off might exceed the recorded allowance.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 ─ ALLOWANCE FOR ACCOUNTS RECEIVABLES (Continued)

The following table presents allowance activities in accounts receivable.

	December 31,	June 30,
	2008	2009
		(Unaudited)

Beginning balance	$680,784	$655,893
Additions charged to expense	286,931	-
Translation changes	-	(461)
Write-off	(311,822)	-
Recovery	-	-
Ending balance	$655,893	$655,432

NOTE 4 ─ INVENTORIES

Inventories consisted of the following:
	December 31,	June 30,
	2008	2009
		(Unaudited)

Raw materials	$4,629,926	$5,914,641
Work in progress	704,877	1,600,001
Finished goods	3,111,681	3,491,589
Consignment goods	920,710	1,375,670
	9,367,194	12,381,901
Provision	(2,081,334)	(2,237,769)
Inventories, net	$7,285,860	$10,144,132

NOTE 5 ─ PROPERTY AND EQUIPMENT

A summary of property and equipment at cost is as follows:
	December 31,	June 30,
	2008	2009
		(Unaudited)

Land usage rights	$3,201,055	$3,197,446
Plant and office buildings	11,720,336	11,486,695
Machinery	5,205,448	5,238,335
Office equipment	1,348,348	1,388,521
Vehicles	334,742	259,546
Software	140,945	140,787
Leasehold improvement	2,147,683	2,152,676
	24,098,557	23,864,006
Accumulated depreciation	(4,729,357)	(5,524,358)
	$19,369,200	$18,339,648

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 ─ PROPERTY AND EQUIPMENT (Continued)

The depreciation and amortization for the six-months ended June 30, 2008 and 2009 were $964,979 and $857,492, respectively.

NOTE 6 ─ RELATED PARTY TRANSACTIONS

Related Party Relationships

Name of Related Parties	Relationship with the Company

Mr. Yi Song	One of the shareholders of the Company
Mr. Hong Song	One of the shareholders of the Company
Shenzhen Diguang Engine & Equipment Co., Ltd., a China based entity	80% owned by Mr. Yi Song and 20% owned by Mr. Hong Song
Sino Olympics Industrial Limited	The representative of Song’s brothers

The break-down details of due to related parties were summarized as follows:

Amount due to	Diguang Engine	Stockholders	Total

Balance at January 1 , 2009	$674,548	$1,005,480	$1,680,028
Accrued interest	17,050	38,007	55,057
Payments made	(690,838)	(109,670)	(800,508)
Translation adjustment	(760)	-	(760)
Balance at June 30, 2009	$-	933,817	933,817

After acquiring 100% interest in Dongguan Diguang S&T, the Company assumed the loan of RMB 10 million borrowed by Dongguan Diguang S&T from Shenzhen Diguang Engine and Equipment on October 20, 2006.  The loan matured on November 30, 2008. The total balance was repaid on April 10, 2009.

The purchase price of Dongguan Diguang S&T was $4.2 million, of which $2 million was paid in 2007.  The remaining $2.2 million presenting on the balance sheet as amount due to stockholders would be repaid through four installment payments on June 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively.  The balance of $933,817 was due on June 30, 2009, among which, $38,007 was accrued interest and $895,810 was outstanding purchase consideration. The Company has agreed with stockholders to pay the balance at the end of this year, but no formal extension agreement was signed.

NOTE 7 ─ BANK LOANS

Loans from Shenzhen Ping’an Bank

On May 7 and June 5, 2009, Diguang Electronics renewed its bank loan of RMB 30 million, equivalent to $4,392,258 as of June 30, 2009, with Shenzhen Ping’an Bank as two loans of RMB 15 million each, which will mature on December 1 and December 5, 2009, respectively.  Pursuant to the renewed loan agreements, the plant in Dongguan Diguang S&T with net book value of $4,516,760, equivalent to RMB 30,850,371, was put as pledge and the prevailing annual standard rate was 5.31% and 4.86% under the stipulation from the People's Bank of China.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 ─ BANK LOANS (Continued)

Loans from Shenzhen Ping’an Bank (Continued)

Diguang Electronics received bank loans of $2,194,175 and $2,159,475 for import financing purposes from Shenzhen Ping’an Bank on May 15, 2009 and June 12, 2009, respectively.  The loans will mature in one year’s time and has an annual rate of 1.74% and 1.9425%.  The proceeds of the above $4,353,650 loans were received in U.S. Dollars, which is foreign currency to Diguang Electronics; and the loans were   guaranteed by an equivalent cash deposit in local currency of RMB 29,630,958, with an annual deposit rate of 2.25%.

Loan agreements with China Development Bank Co., Ltd.

On June 11, 2009, the Board of Directors of the Company approved the application of Diguang Electronics for banking facilities of RMB 100 million from China Development Bank Co., Ltd.  The banking facilities will be used in connection with the construction of a new plant located on another piece of land owned by Diguang Electronics.  The application of RMB 100 million bank facilities is still under procedures of approval of China Development Bank Co., Ltd.  On June 25, 2009, Diguang Electronics entered into a loan agreement with China Development Bank Co., Ltd. to borrow RMB 30 million, which will be included in the aforementioned RMB 100 million facilities when the final approval procedures are completed.

Loan agreements with China Development Bank Co., Ltd.

Diguang Electronics received RMB 30 million from China Development Bank Co., Ltd. on July 3, 2009. The loan bears an annual rate of 5.31%, the current benchmark interest rate pronounced by the People's Bank of China, and will mature in one year.  The obligations are secured by the followings: two joint and several personal guarantees of Mr. Song Yi and Mr. Song Hong, directors of the Company; a collateral placed on the office space owned by Diguang Electronics with a carrying amount of $2,267,923.49; a collateral placed on the land use rights on a piece of land located in the Bao'an District of Shenzhen with a carrying amount of $2,424,752.

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 ─ EQUITY TRANSACTIONS (Continued)

The Company accounts for the transactions of issuing these incentive shares based on the fair value on the grant date.  Under SFAS 123R, the Company assesses whether it is probable at the grant date the awards would be earned and if it is probably the expense would be recorded over the period, which in this case is specified as whether the shareholders of the Company can earn any of the above presented shares each year.  The after-tax profit target for the year ended December 31, 2006, 2007 and 2008, respectively, had not been met and no share-based compensation was recorded for the Song Brothers during those reporting periods. The Company estimated that the net income for six months ended June 30, 2009 would not meet the proportion of the after-tax profit target for the entire year and did not book any share-based compensation during this reporting period.

NOTE 9 ─ STOCK OPTIONS

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payments.” The Company recognized the share-based compensation cost based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123 (R).  There were no stock options issued before January 1, 2006.  During the six months ended June 30, 2009, the Company did not grant any stock option to employees.

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

Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date. The share-based compensation will be recognized based on graded vesting method over the four years or over the three years regarding the options granted to directors in order to match their directorship terms.  A summary of option activities under the 2006 Plan during the six months ended June 30, 2009 are presented as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value at Reporting Date
Outstanding at January 1, 2009	1,288,667	$1.69	9.13	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(750)	11.10	-	-
Outstanding at June 30, 2009	1,287,917	1.69	8.96	$-
Exercisable at June 30, 2009	389,167	$4.23	7.03	$-

The trading price of the Company’s common stock at June 30, 2009 was $0.51 per share, no intrinsic value for options outstanding as of June 30, 2009 was reported.

As stock-based compensation expense recognized in the unaudited consolidated statements of income for the six months ended June 30, 2008 and 2009 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based on historical experience.  For the six months ended June, 2008 and 2009, stock-based compensation expenses recognized were $282,352 and $200,180 respectively.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 ─ RECONCILIATION OF EQUITY

	Equity attributable to common shares	Equity attributable to non-controlling interest	Total equity
Balance at January 1, 2009	24,810,199	2,520,704	27,330,903
Fair value of stock option vested	200,180	-	200,180
Comprehensive income:
Net income (loss)	(3,047,593)	(183,066)	(3,230,659)
Other comprehensive income (loss), net of tax:
Translation adjustment	(200,029)	(2,788)	(202,817)
Comprehensive income	(3,247,622)	(185,854)	(3,433,476)
Balance at June 30, 2009	21,762,757	2,334,850	24,097,607

NOTE 11 ─ EARNINGS (LOSSES) PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) attributable to common shareholders	$303,518	$(3,047,593)	$134,788	$(1,837,175)
Net income (loss) used in computing diluted earnings per share	$303,518	$(3,047,593)	$134,788	$(1,837,175)

Denominator:
Weighted average common shares outstanding – basic	22,300,646	22,072,000	22,274,485	22,072,000
Potential diluted shares from stock options granted	-	-	-	-
Weighted average common share outstanding – diluted	22,300,646	22,072,000	22,274,485	22,072,000

Basic earnings (losses) per share	$0.01	$(0.14)	$0.01	$(0.08)
Diluted earnings (losses) per share	$0.01	$(0.14)	$0.01	$(0.08)

As previously noted, all outstanding options are considered anti-dilutive for the six and three months ended June 30, 2009.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 ─ SEGMENT REPORTING

The Company currently operates mainly in backlight production with small portion of new products of LED general lighting, Liquid Crystal Display and mini-computer assembly.  As the Company’s major production base is in China while export revenue and net income in overseas entities is accounted for a significant portion of total consolidated revenue and net income, management believes that the following tables present useful information to chief operation decision makers for measuring business performance, financing needs, and preparing corporate budget, etc.

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales to China domestic customers	$8,698,474	$6,090,837	$3,969,898	$4,369,086
Sales to international customers	24,398,295	10,112,153	12,927,280	5,834,051
	$33,096,769	$16,202,990	$16,897,178	$10,203,137

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 ─ SEGMENT REPORTING (Continued)

	China	International
	Customers	Customers	Total

For six months ended and as of June 30, 2008
Revenue	$8,698,474	$24,398,295	$33,096,769
Gross margin	16%	14%	15%
Receivable	5,226,564	16,538,113	21,764,677
Inventory	11,788,520	-	11,788,520
Property and equipment	18,479,851	-	18,479,851
Expenditures for long-lived assets	1,788,752	-	1,788,752

For six months ended and as of June 30, 2009
Revenue	$6,090,837	$10,112,153	$16,202,990
Gross margin	9%	5%	6%
Receivable	4,811,194	5,119,466	9,930,660
Inventory	10,144,132	-	10,144,132
Property and equipment	18,339,648	-	18,339,648
Expenditures for long-lived assets	59,948	-	59,948

For three months ended and as of June 30, 2008
Revenue	$3,969,898	$12,927,280	$16,897,178
Gross margin	15%	12%	13%
Receivable	5,226,564	16,538,113	21,764,677
Inventory	11,788,520	-	11,788,520
Property and equipment	18,479,851	-	18,479,851
Expenditures for long-lived assets	1,788,752	-	1,788,752

For three months ended and as of June 30, 2009
Revenue	$4,369,086	$5,834,051	$10,203,137
Gross margin	6%	2%	4%
Receivable	4,811,194	5,119,466	9,930,660
Inventory	10,144,132	-	10,144,132
Property and equipment	18,339,648	-	18,339,648
Expenditures for long-lived assets	59,948	-	59,948

NOTE 13 ─SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009, the date the Company issued these financial statements.  During this period the Company did not have any material recognizable subsequent events.

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

Business Overview

The Company specializes in the design, production and distribution of small to medium-sized Light Emitting Diode, “LED”, and Cold Cathode Fluorescent Lamp, “CCFL”, backlights for various Thin Film Transistor Liquid Crystal Displays, “TFT-LCD”, and Super-Twisted Nematic Liquid Crystal Display, “STN-LCD”, Twisted Nematic Liquid Crystal Display, “TN-LCD”, and Mono LCDs, taking together, these applications are referred to as “LCD” applications.  Those applications include color displays for cell phones, car televisions and navigation systems, digital cameras, televisions, computer displays, camcorders, PDAs and DVDs, CD and MP3/MP4 players, appliance displays and the like.

The Company’s headquarter is located in Shenzhen, China. The Company conducts its business principally through the operations of Shenzhen Diguang Electronics Co., Ltd., “Diguang Electronics”, based in Shenzhen along with its main backlight manufacturing operation in Dongguan, Guangdong Province, China, Dihao (Yangzhou) Co., Ltd., based in Yangzhou, thereafter “Dihao” and Wuhan Diguang Electronics Co., Ltd, based in Wuhan, “Wuhan Diguang”. Diguang Electronics had approximately 1,841 full-time employees as of June 30, 2009.

Dihao is a 100% wholly-owned subsidiary of North Diamond.  The Company gained controlling interest of Dihao by acquiring 65% of North Diamond on January 3, 2007.  As of June 30, 2009, Dihao had approximately 138 full-time employees.

Wuhan Diguang was established on March 13, 2007 and commenced its operation on July 1, 2007.  Wuhan Diguang was established with the capacity to provide large inches of TFT-LCD which are mainly sold to its customers from Taiwan.  Wuhan Diguang had approximately 267 employees as of June 30, 2009.

Dongguan Diguang Electronics Science and Technology Co. Ltd., “Dongguan Diguang S&T”, was established to be the production base of Diguang Electronics.   It became a wholly-owned subsidiary of Diguang International Holdings Limited, “Diguang Holdings”, since December 30, 2007 upon acquisition.  As of June 30, 2009, Dongguan Diguang S&T had approximately 65 full-time employees.

Well Planner Limited, “Well Planner”, is involved in the import of raw materials into China and export of finished products from China.

Diguang Science and Technology (HK) Limited, “Diguang Technology”, based in Hong Kong, is directly involved with the international buying of raw materials and selling of backlight products for Diguang Electronics.  Dongguan Diguang S&T purchases raw materials from international suppliers and acts as an international sales group for both Diguang Electronics and Well Planner.

Critical Accounting Policies and Estimates

There have been no significant changes in the critical accounting polices and estimates as disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 7, Part II of the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009.

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

Results of Operations

Comparison of Three Months Ended June 30, 2009 and 2008

Revenue

Net revenue was approximately $10.2 million for the three months ended June 30, 2009, a decrease of $6.7 million, or 40%, compared with $16.9 million for the same period in the prior year.  The decrease in revenue was mainly due to the negative effect of the worldwide financial crisis on the digital display products’ market.  Markets for automobile TV, portable DVD, MP3 and MP4 and LCD product series shrank as a result of weak demand for CCFL and LED backlights. Despite the market has started recovering gradually, market purchase power is still weaker than the same period in 2008.  Purchase orders received by the Company from some major customers declined greatly during the second quarter of 2009, compared to the same period of 2008.

Of the total $6.7 million decrease, $2.8 million came from the sales of CCFL products at the Wuhan facility, $2.4 million of decrease was attributable to Diguang Electronics, and the remaining decrease of $1.5 million came from the sales of small and mid-size LED and CCFL products at the Yangzhou facility.  The backlight products manufactured at the Wuhan facility were delivered mainly to certain top TFT-LCD panel makers for the higher-priced large size products; the $2.8 million decrease in sale revenue at Wuhan Diguang was due to the decline of delivery to one big customer.  The $2.4 million decrease of revenue at Diguang Electronics came mainly from the reduced sales volume of $4.3 million for CCFL products, which was offset by the increase of $1.9 million in the sales of LED, LCM and new products of LED general lightings, Liquid Crystal Display (LCD) and Mini Note-books.  The $1.5 million decrease of sales in Yangzhou was mainly due to decline of purchase orders from one of its major customers.  Since this customer is planning to change its product structure, it reduced most of its purchase orders for backlight products from the Yangzhou facility from the beginning of 2009.

The Company’s total net revenue can be divided into international sales and domestic sales as follows:

	Three Months Ended June 30,
	2009	2008
International sales	5,834,000	12,927,000
Domestic sales	4,369,000	3,970,000
Total	10,203,000	16,897,000

Sales to international customers totaled $5.8 million for the three months ended June 30, 2009, a decrease of $7.1 million, or 55%, compared with $12.9 million for the same period in the prior year.  Of the $7.1 million decrease, approximately $3.1 million was mainly attributable to sales of mid-size CCFL products to a giant Korean customer, and $1.1 million was generated from the sales of mid-size LED products to a Hong Kong customer of Diguang Electronics. Decrease of $2.8 million was generated at Wuhan Diguang for sales of large size CCFL backlights to Taiwanese customer. A total of $1.5 million decrease in revenue at the Yangzhou facility was attributed to all international sales, mainly a decrease in sales to Taiwanese customers.  However, the management’s strategy in developing new markets resulted in a $1.1 million increase in sales to new international customers and $0.3 million increase in sales to existing international customers.

Sales to domestic customers were $4.4 million for the second quarter of 2009, an increase of $0.4 million, or 10%, compared with $4.0 million for the same period in 2008.  The increase in domestic sales mainly came from sales of new products of LED general lightings, LCD and mini note-books at Diguang Electronics. Meanwhile, about $1 million reduction in sales of mid- size LED backlight products to one major customer was mitigated by $0.6 million increase in sales of small size LED backlight products used in mobile phones to the same customer.

The Company currently has three manufacturing facilities located in the East China region (Yangzhou), Central China region (Wuhan), and Southern China region (Dongguan).  Especially, the Company has various capacities at its principal manufacturing facility located in Dongguan to serve its customers who are LCD TV and monitor manufacturers and LCD module assembly firms. Moreover, to expand the market, Dongguan facility developed and commenced to produce new products of LED general lightings from the second quarter of 2008, Mini Note-books production from the fourth quarter of 2008, and LCD from the second quarter of 2009.  Based on the three manufacturing facilities, the Company believes that it has strategically deployed overall production capacity in China for its long term growth.

From the product mix aspect, the Company’s sales can be divided into six main categories: CCFL backlight, LED backlight, LCM, LED general lighting, Mini Note-books and Liquid Crystal Display products as follows.

	Three Months Ended June 30,
	2009	2008
LED backlight	5,520,000	5,488,000
CCFL backlight	2,507,000	10,702,000
LCM	1,545,000	621,000
LED general lighting	317,000	87,000
Mini Note-books	211,000	-
Liquid Crystal Display	103,000	-
Total	10,203,000	16,898,000

Sales revenue of LED backlight products totaled $5.5 million for the second quarter of 2009 and the absolute amount of $5.5 million was almost the same as the sales for the second quarter in 2008.  However, the sales revenue of LED backlight products accounted for 54% of total sales revenue for the second quarter of 2009, an increase of 22% compared with 32% of total sales revenue for the second quarter of 2008, such an increase represented the trend that the market demand switching from CCFL products to LED products.

During the three months ended June 30, 2009, sales revenue of CCFL backlights totaled $2.5 million, a decrease of $8.2 million, or 77%, compared with $10.7 million in the same period of 2008.  The sales revenue for CCFL products accounted for 25% of total revenue, a big drop of 63% compared with the same period in 2008.  The decrease was due to the joint effect of the overall slide in the ending digital display products market and the market trend of replacing CCFL products by LED products.

Under the harsh market conditions, the Company’s management actively developed new products while looking for new customers for its existing products.  The Company developed new products of LED general lightings, Mini Note-books, and Liquid Crystal Display since the second quarter of 2008.  The above new products and LCM products contributed an increase of $1.5 million in sales revenue in the second quarter of 2009, compared with the same period of 2008.

Cost of Sales

Since the basic materials for all backlight products are similar, the Company discusses cost of sales in the aggregate for all products.  Cost of sales was $9.8 million for the second quarter of 2009, a decrease of $4.9 million, or 33%, compared with $14.7 million for the second quarter in 2008. Decrease in cost of sales was primarily due to a decrease in sales revenue, but the decrease of 33% in cost of sales was lower than the decrease of 40% in total revenue for the second quarter.  The major reason for a lesser decrease in cost of sales was that, due to limited supply of certain components, the Company was unable to reduce the procurement cost in the same percentage as the reduction in the selling price pressured by market force as a general trend.

Raw material cost was $7.9 million for the second quarter of 2009, a decrease of $4 million, or 34%, compared with $11.9 million for the second quarter of 2008.  The decrease in raw materials cost was mainly due to the decrease in sales volume.  The proportion of 81% for raw materials in cost of sales remained the same during the second quarter of 2009 and 2008, respectively. Raw material cost accounted for 77% of total revenue in the second quarter of 2009, compared with 70% in the second quarter of 2008.

Labor cost was $924,000 for the second quarter of 2009, representing a decrease of $876,000, or 49%, compared with $1.8 million for the same period of 2008.  The decrease of 49% in labor cost was higher than the decrease of 33% in cost of sales.  As a percentage of labor cost to revenue, labor cost accounted for 9% of total net revenue for the second quarter of 2009, compared with 11% of total net revenue for the same period in 2008.  The Company has exercised more control over labor costs and has reduced the number of workers along with a drop in sales volume and production.

Production overhead was $979,000 for the three months ended June 30, 2009, which was in line with $1.0 million for the second quarter of 2008. Since most of the production overhead expenses are relatively fixed, it did not decrease in line with the reduced production volume.

Gross Margin

The overall gross margin for the second quarter in 2009 was 3.9%, a 9% decrease, compared with 12.9% for the same period in 2008.  During the second quarter of 2009, the Company continued to suffer from price reduction pressure on nearly all its products, which continuously reduced the gross margin.  In the meantime, under the impact of the worldwide financial crisis, the Company did not receive as many sales orders and could not use its production capacity effectively, so allocation of relatively fixed production overhead increased unit costs of its products. The Wuhan and Yangzhou facilities suffered a great sharp reduction in gross margin as they suffered reduction in both production volume and selling prices and had a negative gross margin during the second quarter of 2009.

Regarding international sales, gross margin was approximately 2% for the second quarter of 2009, a 10% decrease, compared with 12% for the second quarter of 2008, the decrease was mainly due to a decrease in gross margin at the Wuhan and Yangzhou facilities.  Regarding domestic sales, gross margin was approximately 6.4%, a 9% decrease, compared with 15.4%, for the second quarter of 2008, the decrease was primarily due to increase in sales of small size LED products used in mobile phones, which had an average negative gross margin of 10%; The Company kept selling small size LED backlights for mobile phones at negative gross margin in order to compete for a share of this market segment.

Selling Expenses

Selling expenses were $521,000 for the second quarter of 2009, an increase of $146,000, or 39%, compared with $375,000 for the second quarter of 2008.  During the first half year of 2009, the Company put more effort to promote its products and explore the market, which resulted in a $142,000 increase in expenses of payroll, exhibition, and advertising.  As a percentage of total revenue, selling expenses were approximately 5.1% for the second quarter of 2009 and 2.2% for the same period of 2008, respectively.

Research and Development Expenses

The net research and development expenses were $620,000 for the second quarter of 2009, an increase of $286,000, or 86%, compared with $334,000 for the same period in 2008.  The increase was mainly on net mould charges and raw materials consumed for design and development purposes, due to increased researching and developing activities on new products. As a percentage of total sales revenue, research and development expenses were approximately 6.0% and 2.0% for the three months ended June 30, 2009 and 2008, respectively.

General and Administrative Expenses

General and administrative expenses were $1.06 million for the second quarter of 2009, a decrease of $50,000, or 4.5%, compared with $1.11 million for the same period in 2008.  The major components of general and administrative expenses include payroll, share-based compensation, water and electricity expenses, rental fee and professional service etc. With the management’s efforts in cutting expenditures, there has been a decrease in nearly all expenses.   As a percentage of total sales revenue, general and administrative expenses represented 10.4% and 6.6% for the three months ended June 30, 2009 and 2008, respectively.

Interest Expense

The net interest expense was $72,000 for the quarter ended June 30, 2009, representing an increase of $8,000, compared with interest expenses of $64,000, in the same quarter in 2008.  Total interest expenses incurred in the second quarter of 2009 included interest expense of $58,000 paid for bank loans, $36,000 payable to related parties for purchase consideration in acquiring 100% interest in Dongguan Diguang S&T and amount due to related parties by Dongguan Diguang S&T, netting by interest income of $22,000.  While interest expensed for the same period of 2008 included short-term financing interest of $44,000, interests paid or payable to related parties of $53,000, netting by interest income of $33,000.  Net Interest expenses for the three months ended June 30, 2009 and 2008 represented 0.71% and 0.38% of total sales revenue, respectively.

Income Tax Provision

Income tax provision for the quarter ended June 30, 2009 was approximately $28,000, compared with negative $8,000 for the same period in 2008. Considering the poor operating results, the Company reversed the previous recognized deferred tax assets of $26,000 during the second quarter of 2009.

Net Income (loss)

Net loss was $1.8 million for the three months ended June 30, 2009, compared with a net income of $135,000 for the same period of 2008, representing an increase of approximately $2.0 million in net loss.  As in the first quarter of 2009, the huge loss suffered by the Company in the second quarter was mainly due to the reduced sales revenue and decreased gross margin, as a result of material impact from the worldwide financial crisis.

Earnings (Losses) per Share

The basic losses per share were $0.08 for the second quarter of 2009, compared with basic earnings per share of $0.01 for the second quarter of 2008. Increase in basic losses per share was due to net loss occurred in the second quarter of 2009 compared with the net income in the same period of 2008.

Comparison of Six Months Ended June 30, 2009 and 2008

Revenue

Net revenue was approximately $16.2 million for the six months ended June 30, 2009, a decrease of $16.8 million, or 51%, compared with $33 million for the same period in the prior year.  The decrease in revenue was mainly due to the negative effect of the worldwide financial crisis on the digital display products’ market.  Markets for automobile TV, portable DVD, MP3 and MP4 and LCD product series shrank as a result of weak demand for CCFL and LED backlights.
Of the $16.8 million decrease, $7.8 million came from the sales of CCFL and LED products in Diguang Electronics, and $5.0 million came from the sales of large size CCFL products at the Wuhan facility.  The remaining decrease of $4.0 million came from the sales of small and mid-size LED and CCFL products manufactured at the Yangzhou facility.

The Company’s total net revenue can be divided into international sales and domestic sales as follows:
	Six Months Ended June 30,
	2009	2008
International sales	10,112,000	24,398,000
Domestic sales	6,091,000	8,699,000
Total	16,203,000	33,097,000

Sales to international customers totaled $10.1 million for the six months ended June 30, 2009, a decrease of $14.3 million, or 59%, compared with $24.4 million for the first half year of 2008.  The decrease in sales revenue to international customers amounted to 85% of total decrease in revenue. The $5.3 million decrease in Diguang Electronics resulted from a reduction in sales to Korean customers; all of the $5.0 million and $4.0 million decrease in sales revenue at the Wuhan and Yangzhou facilities were as a result of reduction in delivery to international customers.

Sales to domestic customers were $6.1 million for the first half year of 2009, a decrease of $2.6 million, or 30%, compared with $8.7 million for the same period in 2008.  The decrease in domestic sales was mainly due to a $3.7 million reduction in sales of mid-size LED backlight products to one major customer, mitigated by an increase of $1.1 million in sales of small size LED backlight products used in mobile phones to the same customer and other newly developed domestic customers.

From the product mix aspect, the Company’s sales can be divided into six main categories: CCFL backlight, LED backlight, LCM, LED general lighting, Mini Note-books and Liquid Crystal Display products as follows.
	Six Months Ended June 30,
	2009	2008
LED backlight	8,648,000	13,376,000
CCFL backlight	4,547,000	19,013,000
LCM	1,985,000	621,000
LED general lighting	566,000	87,000
Mini Note-books	354,000	-
Liquid Crystal Display	103,000	-
Total	16,203,000	33,097,000

Sales of LED backlight products totaled $8.6 million for the first half of 2009, a decrease of $4.8 million, or 36%, compared with $13.4 million for the same period in 2008.  The rate of decrease in sales of LED backlights was a little lower than the rate of decrease in the whole sales revenue; and sales of LED products accounted for 53% of total sales for the first half year of 2009, 13% higher than 40% in the same period of 2008.  Sales of LED backlight decreased in absolute amount, but increased as a portion of total revenue, from 40% in 2008 to 53%, such a change represented the trend that the market demand switching from CCFL products to LED products.

Sales of CCFL backlights totaled $4.5 million for the first half year of 2009, a decrease of $14.5 million, or 76%, compared with $19.0 million for 2008.  CCFL products accounted for 28% of the total sales revenue, compared with 57% for the same period in 2008.

However, the decrease in sales of backlight products was mitigated by the increase of $1.4 million in sales of LCM and $937,000 in sales of new products of LED general lightings, mini note-books and liquid crystal display.  The Company is trying to increase its product variety to expand new markets as there is weak market demand for existed backlight products.

Cost of Sales

Since the basic materials for all backlight products are similar, the Company discusses cost of sales in the aggregate for all products.  Cost of sales was $15.2 million for the first half year of 2009, a decrease of $13.1 million, or 46%, compared with $28.3 million for the first half year of 2008.  Decrease in cost of sales was primarily due to a decrease in sales revenue, but the decrease of 46% in cost of sales was lower than the decrease of 51% in total revenue for the first two quarters.  The major reason for a lesser decrease in cost of sales was that, due to limited supply of certain components, the Company was unable to reduce the procurement cost in the same percentage as the reduction in the selling price pressured by market force as a general trend.

Raw material cost was $12.1 million for the half year of 2009, a decrease of $11 million, or 48%, compared with $23.1 million for the same period of 2008.  The decrease in raw materials cost was mainly attributable to the decrease in sales volume. Raw material cost accounted for 75% of total revenue in the first half year of 2009, compared with 70% in the first half year of 2008.  The increase in material cost proportion was mainly due to the reason that the Company was unable to reduce the procurement cost of material in the same range as the selling prices dropped.

Labor cost was $1.4 million for the first half year of 2009, representing a decrease of $1.9 million, or 58%, compared with $3.3 million for the same period of 2008.  The decrease of 58% in labor cost was higher than the decrease of 46% in cost of sales.  As a percentage of labor cost to revenue, labor cost accounted for 9% of total net revenue for the first half year of 2009, compared with 10% for the same period of 2008.  The Company has exercised more control over labor costs and has reduced the number of workers along with a drop in sales volume and production.

Production overhead was $1.7 million for the first half year of 2009, a slight decrease of $0.2 million, or 11%, compared with $1.9 million for the same period of 2008.  Since most of the production overhead expenses are relatively fixed, it did not decrease in line with the reduced production volume.

Gross Margin

The overall gross margin for the first half year of 2009 was 6.3%, an 8.3% decrease, compared with 14.6% gross margin for the same period of 2008.  During the first half year of 2009, the Company continued to suffer from price reduction pressure on nearly all its products, which continuously reduced the gross margin.  In the meantime, under the impact of the worldwide financial crisis, the Company did not receive as many sales orders and could not use its production capacity effectively, so allocation of relatively fixed production overhead increased unit costs of its products. The Yangzhou and Wuhan facilities suffered a great sharp reduction in gross margin.  They suffered reduction in both production volume and selling prices and had lower gross margin, especially Yangzhou facility, with a negative gross margin during the first half year of 2009.

Regarding international sales, gross margin was approximately 4.5% for the first half year of 2009, a 9.5% decrease, compared with 14% for the same period of 2008, the decrease was mainly due to a decrease in gross margin at the Wuhan and Yangzhou facilities.  Regarding domestic sales, gross margin was approximately 9.2%, a 7% decrease compared with 16.2% for the first half year of 2008, the decrease was primarily due to increase in sales of small size LED products used in mobile phones, which had an average negative gross margin of 10%; The Company kept selling small size LED backlights for mobile phones at negative gross margin in order to compete for a share of this market segment.

Selling Expenses

Selling expenses were $939,000 for the first half year of 2009, an increase of approximately $156,000, or 20%, compared with $783,000 for the same period of 2008.  During the first half year of 2009, the Company put more effort to promote its products and explore the market, which resulted in a $200,000 increase in expenses of payroll, exhibition, and advertising.  The increase in selling expenses was mitigated by decrease in transportation charges, etc.

Research and Development Expenses

The net research and development expense was $1.03 million for the first half year of 2009, an increase of $378,000 or 58%, compared with $652,000 for the same period of 2008.  The increase was mainly on net mould charges and raw materials consumed for design and development purposes, due to increased research and development activities on new products.  As a percentage of total sales revenue, research and development expenses were approximately 6.3% and 2.0% for the six months ended June 30, 2009 and 2008, respectively.

General and Administrative Expenses

General and administrative expenses was $2.2 million for the first half year of 2009, a decrease of $274,000, or 11%, compared with $2.5 million for the same period in 2008.  The major components of general and administrative expenses include payroll, share-based compensation, water and electricity expenses, rental fee and professional service etc.  With the management’s efforts in cutting expenditures, there has been a decrease in nearly all expenses.  As a percentage of total sales revenue, general and administrative expenses represented 13.5% and 7.4% for the first half year of 2009 and 2008, respectively.

Interest Expense

The net interest expense was $160,000 for the first half year of 2009, representing an increase of $38,000, compared with interest expense of $122,000 in the same period of 2008.  Total interest expenses incurred in the first half year of 2009 included interest expense of $121,000 paid for bank loans, $65,000 paid or payable to related parties for purchase consideration in acquiring 100% interest in Dongguan Diguang S&T and amount due to related parties by Dongguan Diguang S&T, netting by interest income of $26,000.  While interest expensed for the same period of 2008 included short-term financing interest of $44,000, interests paid or payable to related parties of $119,000, netting by interest income of $41,000.  Net Interest expenses for the periods ended June 30, 2009 and 2008 represented 0.98% and 0.37% of total sales revenue, respectively.

Income Tax Provision

Income tax provision for the half year ended June 30, 2009 was approximately $32,000, a decrease of $93,000, or 74%, compared with $125,000 provision for the same period of 2008.  $26,000 of the income tax provision for the first half year of 2009 was a result of reversing deferred tax assets recognized in the prior year.

Net Income (Loss)

Net loss was $3 million for the half year ended June 30, 2009, compared with a net income of $304,000 for the half year ended June 30, 2008, representing an increase of approximately $3.3 million in net loss.  The loss suffered by the Company in the first half year of 2009 was mainly due to the reduced sales revenue and decreased gross margin, as a result of material impact from the worldwide financial crisis.

Earnings (losses) per Share

The basic losses per share were $0.14 for the first half year of 2009, compared with basic earnings per share of $0.01 for the same period of 2008.  Increase in basic losses per share was due to net loss occurred in the first half year of 2009 compared with the net income in the same period of 2008.

Liquidity and Capital Resources

As of June 30, 2009, the Company had total assets of $52.8 million, of which cash amounted to $7.8 million, and restrict cash amounted to $4.3 million.  Accounts receivable amounted to $9.9 million and inventories amounted to $10.1 million respectively.  The working capital was approximately $5.7 million and the Company’s equity was $21.8 million compared with working capital of $7.9 million and equity of $24.8 million on December 31, 2008.  The quick ratio was approximately 0.84:1 as of June 30, 2009, compared with 1.02:1 as of December 31, 2008.

As of June 30, 2009, the Company’s cash position had a net decrease of $7.3 million as compared with cash position of $15 million as of December 31, 2008.  The decrease in cash was used in operating activities and payments made to related parties during the first half year of 2009.  Facing the harsh market situation, the Company is trying everything to increase its sales and reduce its operating expense.  Dealing with the upcoming purchase orders and working capital needs, the Company obtained a credit line of RMB30 million, equivalent to $4.4 million, as of June 30, 2009, which is a portion of the credit line totaling RMB100 million.  The remaining credit line of RMB70 million is under the approval process.  The Company believes that the current available credit line will be sufficient to meet its working capital needs.

Net cash used in operating activities was $6.2 million for the half year ended June 30, 2009, which was in line with net cash used in the operating activities for the same period of 2008.

Non-cash items added approximately $1.3 million back to cash inflow from operating activities for the half year ended June 30, 2009, remained the same as total non-cash items for the same period of the prior year.  Of the non-cash items for the half year ended June 30, 2009, approximately $200,000 was share-based compensation, $83,000 lower than $283,000 for the same period of the prior year; depreciation expenses was $857,000, $108,000 lower than $965,000 for the same period of the prior year.

The impact of changes in operating assets and liabilities on cash flow was explained as follows.  The accounts receivable decreased $15,000, comparing with $8,698,000 increase for the first half year of 2008.  Inventory increased by $3,019,000 during the first half year, compared to a $4,137,000 increase in inventory for the same period of the prior year.  Deposits, prepayment and other receivables increased by $115,000, compared with the $901,000 increased for the first half year of 2008.  VAT recoverable increased $171,000, compared with a $315,000 decrease for the first half year of 2008.

Accounts payable decreased by $795,000, compared with a $6,367,000 increase in the first half year of 2008. Advances from customers decreased by $131,000, compared with a $94,000 increase for the first half year of 2008.  Tax payable decreased $18,000, compared with an increase of $23,000 for the same period of the prior year.  Accruals and other payables decreased by $70,000, compared to a $1,125,000 decrease for the first half year of 2008. Accrued interest payable to related party increased $55,000.  The following summarized the impact of changes in operating assets and liabilities on cash flow between the first half year of 2009 and 2008:

•	$8,713,000 from Accounts receivable (positive impact)
•	$1,118,000 from inventory (positive impact)
•	$786,000 from deposits, prepayment and other receivable (positive impact)
•	$486,000 from VAT recoverable (negative impact)
•	$7,162,000 from accounts payable (negative impact)
•	$1,055,000 from accruals and other payable (positive impact)
•	$225,000 from advance from customers (negative impact)
•	$55,000 from accrued interest payable to related part (positive impact)
•	$41,000 from taxes payable (negative impact)

The total impact from the above non-cash items and changes in operating assets and liabilities was approximately $3.8 million (positive impact).

Net cash used in investing activities amounted to $42,000 for the first half year ended June 30, 2009, a decrease of $3,249,000 or 99%, compared to $3,291,000 in the first half year of 2008. During the first half year of 2008, the Company purchased $1.5 million marketable securities and invested $1.8 million into plant, property and equipment, but the Company did not incur much on investing activities in the same period of 2009.

Net cash used in financing activities amounted to $780,000 for the first half year of 2009, a decrease of $286,000 compared with $494,000 for the same half year of 2008.  Among the amount of cash used in financing activities during the first half year of 2009, $801,000 was repayment to related parties, while the Company repaid $1.1 million to related parties during the same period of 2008. The Company also paid $138,000 to repurchase common stock during the first half year of 2008. The Company received $738,000 from minority interest during the first half year of 2008, which mitigated cash used for repayment to related parties and repurchase of common stock.  The Company did not repurchase common stock in the first half year of 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – None

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

As of June 30, 2009, the Company’s management including the CEO and CFO concluded that there have been no material changes to the disclosure control and procedures previously discussed in Part II, Item 9A of the Company's Form 10-K/A No. 1 for the year ended December 31, 2008. The Company’s management, including the CEO and CFO, concluded that as of December 31, 2008 the Company's disclosure controls and procedures were not effective because of the material weaknesses described under “Management's Report on Internal Control over Financial Reporting.” In light of the material weaknesses not significantly changed since December 31, 2008, the Company’s management concluded that its disclosure controls and procedures were not effective as of June 30, 2009.

To address these material weaknesses, the Company performed additional analyses and other procedures to ensure that in all material respects, the Company’s financial position, the results of its operations and its cash flows for the period presented in this Form 10-Q, in conformity with the accounting principles generally accepted in the United States of America, “GAAP”.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors.

There have been no material changes to the risk factors previously discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On March 26, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $5,000,000 of its common stock from the public market or in private purchases. The terms of the repurchase program permitted the Company to repurchase shares within twelve months and to repurchase shares at a pace at the discretion of management. During the six months ended June 30, 2009, no shares were repurchased in the market.  As of June 30, 2009, the shares repurchased were held under the name of a security firm and presented at line of treasury stock at cost on the balance sheet at June 30, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES – None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None.

ITEM 5. OTHER INFORMATION – None.

ITEM 6. EXHIBITS

a. EXHIBITS

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

DIGUANG INTERNATIONAL
DEVELOPMENT CO., LTD

Dated: August 14, 2009	By:	/s/Yi Song
Yi Song
Chairman and Chief Executive Officer

Dated: August 14, 2009	By:	/s/ Keith Hor
Keith Hor
Chief Financial Officer