Form 10-Q
period 2009-09-30
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2009-11-16
CIK 1158722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Yes ☐ No ☒

As of September 30, 2009, the Company had 22,072,000 shares of common stock issued and outstanding.

Diguang International Development Co., Ltd.
Form 10-Q
For the Quarter Ended September 30, 2009

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited consolidated balance sheets, statements of income and comprehensive income, and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

The results of operations for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
 (In US Dollars)

	December 31,	September 30,
	2008	2009
	(Adjusted)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,024,363	$9,447,864
Restricted cash	-	4,340,769
Accounts receivable, net of allowance for doubtful accounts $655,893 and $655,671	9,944,208	13,238,497
Inventories, net of provision $2,081,334 and $2,649,290	7,285,860	9,668,601
Other receivables, net of provision $101,020 and $100,002	535,493	424,701
VAT recoverable	112,842	369,811
Advance to suppliers	602,017	973,688
Deferred tax asset	28,485	-
Total current assets	33,533,268	38,463,931

Investment, net of impairment $779,302 and $779,302	720,698	720,698
Property, plants and equipment, net	19,369,200	17,983,687

Total assets	$53,623,166	$57,168,316

LIABILITIES AND EQUITY
Current liabilities:
Bank loans	$4,397,215	$13,143,314
Accounts payable	15,643,476	15,687,458
Advance from customers	561,282	549,832
Accruals and other payables	2,337,800	2,238,520
Accrued payroll and related expense	626,277	660,845
Income tax payable	401,260	383,759
Amount due to related parties	674,548	-
Amount due to stockholders	1,005,480	935,853
Total current liabilities	25,647,338	33,599,581

Research funding advanced	644,925	644,575

Total liabilities	26,292,263	34,244,156

Equity:
Common stock, par value $0.001 per share, 50 million shares authorized, 22,593,000 and 22,593,000 shares issued, 22,072,000 and 22,072,000 shares outstanding	22,593	22,593
Additional paid-in capital	20,600,460	20,901,940
Treasury stock at cost	(674,455)	(674,455)
Appropriated earnings	802,408	795,740
Accumulated deficit	(443,829)	(4,702,304)
Translation adjustment	4,503,022	4,309,975
Total shareholders’ equity	24,810,199	20,653,489
Non-controlling interest	2,520,704	2,270,671
Total equity	27,330,903	22,924,160

Total liabilities and equity	$53,623,166	$57,168,316

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(In US Dollars)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Revenues, net	$46,696,057	$29,659,356	$13,599,288	$13,456,366
Cost of sales	40,994,317	27,699,850	12,718,211	12,518,206

Gross profit	5,701,740	1,959,506	881,077	938,160

Selling expense	1,264,818	1,653,102	481,837	714,206
Research and development costs	978,377	1,486,377	326,774	460,946
General and administrative expenses	3,766,713	3,185,343	1,305,495	997,932
Loss on disposing assets	-	30,487	-	10,308

Loss from operations	(308,168)	(4,395,803)	(1,233,029)	(1,245,232)

Interest expense, net	(170,604)	(285,759)	(48,150)	(126,251)
Investment income (loss)	66,052	800	36,873	-
Other income (expense)	(189,730)	197,937	23,619	87,744

Loss before income tax	(602,450)	(4,482,825)	(1,220,687)	(1,283,739)

Income tax provision	125,653	30,927	885	(646)

Net loss	(728,103)	(4,513,752)	(1,221,572)	(1,283,093)

Net income (loss) attributable to non-controlling interest	269,932	(248,609)	79,981	(65,543)

Net loss attributable to common shares	$(998,035)	$(4,265,143)	$(1,301,553)	$(1,217,550)

Weighted average common shares outstanding – basic	22,245,762	22,072,000	22,137,326	22,072,000

Losses per share – basic	(0.04)	(0.19)	(0.06)	(0.06)

Weighted average common shares outstanding – diluted	22,245,762	22,072,000	22,137,326	22,072,000

Losses per shares – diluted	(0.04)	(0.19)	(0.06)	(0.06)

Other comprehensive income:
Translation adjustment	2,232,841	(194,471)	270,344	8,346
Comprehensive income (loss)	1,504,738	(4,708,223)	(951,228)	(1,274,747)
Comprehensive income (loss) attributable to non-controlling interest	397,073	(250,033)	103,996	(64,179)

Comprehensive income attributable to common shares	$1,107,665	$(4,458,190)	$(1,055,224)	$(1,210,568)

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In US Dollars)

	Nine Months Ended September 30,
	2008	2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(728,103)	$(4,513,752)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,417,240	1,219,618
Inventory provision	55,884	568,265
Loss on disposing assets	-	30,487
Share-based compensation	427,378	301,480
Deferred tax asset	-	28,485
Changes in operating assets and liabilities:
Accounts receivable	(4,963,204)	(3,294,841)
Inventory	(2,045,807)	(2,953,544)
Other receivables	69,051	110,788
VAT recoverable	403,225	(256,989)
Prepayments and other assets	(443,110)	(371,720)
Accounts payable	209,445	238,456
Accruals and other payable	(1,411,569)	(64,672)
Advance from customers	244,442	(11,404)
Accrued interest payable to related parties	-	57,103
Taxes payable	3,355	(17,492)

Net cash used in operating activities	(6,761,773)	(8,929,732)

Cash flows from investing activities:
Purchase of fixed assets	(3,336,543)	(87,631)
Purchase of marketable securities	(41,126)	-
Due to related parties	(101,478)	-
Proceeds from disposal of fixed assets	-	29,152

Net cash used in investing activities	(3,479,147)	(58,479)

Cash flows from financing activities:
Stock repurchase	(242,870)	-
Due to related parties	(1,108,264)	(800,912)
Capital infused by minority interest in North Diamond	737,500
Proceeds from short-term bank facilities	4,292,521	8,741,354
Restricted cash pledged for import facilities	-	(4,340,769)
Research funding advanced	72,995	-

Net cash received from financing activities	3,751,882	3,599,673

Effect of changes in foreign exchange rates	1,608,514	(187,961)

Net increase (decrease) in cash and cash equivalents	(4,880,524)	(5,576,499)

Cash and cash equivalents, beginning of the period	16,250,727	15,024,363

Cash and cash equivalents, end of the period	$11,370,203	$9,447,864

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ─BUSINESS AND BASIS OF PRESENTATION

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

The Company’s headquarter is in Shenzhen, China. The Company owns its subsidiaries through Diguang Holdings.  Diguang Holdings was established under the law of the British Virgin Islands on July 27, 2004 and holds equity interests in the following entities:

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

NOTE 1 ─BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

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

NOTE 2 ─ RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of FASB Accounting Standards Codification

The issuance of FASB Accounting Standards Codification (“FASB ASC”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009) establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC, the Company has updated references to U.S. GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC did not impact the Company’s financial position or results of operations.

Adoption of FASB ASC 805

Effective January 1, 2009, the Company adopted FASB ASC 805, “Business Combinations.”   FASB ASC 805 changed accounting for acquisitions that close beginning in 2009.  FASB ASC 805 extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  FASB ASC 805 expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  The adoption of FASB ASC 805 did not have a material impact on the Company’s financial statements.

NOTE 2 ─ RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Adoption of FASB ASC 805-20

Effective January 1, 2009, the Company adopted FASB ASC 805-20, “Noncontrolling Interests in Consolidated Financial Statements.”  FASB ASC 805-20 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  FASB ASC 805-20 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.

Adoption of FASB ASC 815

Effective January 1, 2009, the Company adopted FASB ASC 815, “Disclosures about Derivative Instruments and Hedging Activities.”  FASB ASC 815 requires enhanced disclosures about (i) how and why the Company uses derivative instruments, (ii) how the Company accounts for derivative instruments and related hedged items, and (iii) how derivative instruments and related hedged items affect the Company’s financial results.  The adoption FASB ASC 815 did not have any impact on the Company’s financial statements.

Adoption of FASB ASC 350-30

Effective January 1, 2009, the Company adopted FASB ASC 350-30, “Determination of the Useful Life of Intangible Assets.”  FASB ASC 350-30 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The adoption of FASB ASC 350-30 did not have material impact on the Company’s financial statements.

Adoption of FASB ASC 470-20

Effective January 1, 2009, the Company adopted FASB ASC 470-20, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FASB ASC 470-20 requires entities to account separately for the liability and equity components of a convertible debt security by measuring the fair value of a similar nonconvertible debt security when interest cost is recognized in subsequent periods.  FASB ASC 470-20 requires entities to retroactively separate the liability and equity components of such debt on the entities’ balance sheets on a fair value basis.  The adoption of FASB ASC 470-20 did not have any impact on the Company’s financial statements.

NOTE 3 ─ ALLOWANCE FOR ACCOUNTS RECEIVABLE

During the normal course of business, the Company extends unsecured credit to its customers.  Typically credit terms require payment to be made within 90 days of the invoice date. The Company does not require collateral from its customers.  The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis.  The Company includes any account balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2008 and September 30, 2009 were adequate, respectively.  However, actual write-off might exceed the recorded allowance.

The following table presents allowance activities in accounts receivable.

	December 31,	September 30,
	2008	2009
		(Unaudited)

Beginning balance	$680,784	$655,893
Additions charged to expense	286,931	-
Translation changes	-	(222)
Write-off	(311,822)	-

Ending balance	$655,893	$655,671

NOTE 4 ─ INVENTORIES

Inventories consisted of the following:

	December 31,	September 30,
	2008	2009
		(Unaudited)

Raw materials	$4,629,926	$5,749,176
Work in progress	704,877	1,559,245
Finished goods	3,111,681	2,960,611
Consignment goods	920,710	2,048,859

	9,367,194	12,317,891
Provision	(2,081,334)	(2,649,290)

Inventories, net	$7,285,860	$9,668,601

NOTE 5 ─ PROPERTY AND EQUIPMENT

A summary of property and equipment at cost is as follows:
	December 31,	September 30,
	2008	2009
		(Unaudited)

Land usage rights	$3,201,055	$3,199,320
Plant and office buildings	11,720,336	11,493,426
Machinery	5,205,448	5,145,049
Office equipment	1,348,348	1,415,221
Vehicles	334,742	259,698
Software	140,945	153,302
Leasehold improvement	2,147,683	2,126,981

	24,098,557	23,792,997
Accumulated depreciation	(4,729,357)	(5,809,310)

	$19,369,200	$17,983,687

The depreciation and amortization for the nine-months ended September 30, 2008 and 2009 were $1,417,240 and $1,219,618 respectively.

NOTE 6 ─ RELATED PARTY TRANSACTIONS

Related Party Relationships

Name of Related Parties	Relationship with the Company

Mr. Yi Song	One of the shareholders of the Company
Mr. Hong Song	One of the shareholders of the Company
Shenzhen Diguang Engine & Equipment Co., Ltd., a China based entity	80% owned by Mr. Yi Song and 20% owned by Mr. Hong Song
Sino Olympics Industrial Limited	The representative of Song’s brothers

The break-down details of due to related parties were summarized as follows:

Amount due to	Diguang Engine	Stockholders	Total

Balance at January 1 , 2009	$674,548	$1,005,480	$1,680,028
Accrued interest	17,060	40,043	57,103
Payments made	(691,242)	(109,670)	(800,912)
Translation adjustment	(366)	-	(366)
Balance at September 30, 2009	$-	935,853	935,853

After acquiring 100% interest in Dongguan Diguang S&T, the Company assumed the loan of RMB 10 million borrowed by Dongguan Diguang S&T from Shenzhen Diguang Engine and Equipment on October 20, 2006.  The loan matured on November 30, 2008 and was repaid in full on April 10, 2009.

The purchase price of Dongguan Diguang S&T was $4.2 million, of which $2 million was paid in 2007.  The remaining $2.2 million presenting on the balance sheet as amount due to stockholders would be repaid through four installment payments on June 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively.  The balance of $935,853 was due on September 30, 2009, among which, $40,043 was accrued interest and $895,810 was outstanding purchase consideration. The Company has agreed with stockholders to pay the balance at the end of this year, but no formal extension agreement was signed.

NOTE 7 ─ BANK LOANS

Loans from Shenzhen Ping’an Bank

On May 7 and June 5, 2009, Diguang Electronics renewed its bank loan of RMB 30 million, equivalent to $4,394,832 as of September 30, 2009, with Shenzhen Ping’an Bank as two stand alone loans of RMB 15 million each, which will mature on December 1 and December 5, 2009, respectively.  Pursuant to the renewed loan agreements, the plant in Dongguan Diguang S&T with net book value of $4,475,264 was put as pledge and the prevailing annual standard rate was 5.31% and 4.86% under the stipulation from the People's Bank of China.

Diguang Electronics received bank loans of $2,194,175 and $2,159,475 for import financing purposes from Shenzhen Ping’an Bank on May 15, 2009 and June 12, 2009, respectively.  The loans will mature in one year and have annual rates of 1.74% and 1.9425%.  The proceeds of the above $4,353,650 loans were received in U.S. Dollars, which is foreign currency to Diguang Electronics; and the loans were guaranteed by an equivalent cash deposit in local currency of RMB 29,630,958, with an annual deposit rate of 2.25%.

Loan agreements with China Development Bank Co., Ltd.

On May 18, 2009, the Board of Directors of the Company approved the application of Diguang Electronics for banking facilities of RMB100 million from China Development Bank Co., Ltd.  The banking facilities will be used in connection with the construction of a new plant located on another piece of land owned by Diguang Electronics.  The application of RMB100 million bank facilities is still under procedures of approval of China Development Bank Co., Ltd.

On June 25, 2009, Diguang Electronics entered into a loan agreement with China Development Bank Co., Ltd. to borrow RMB30 million, which will be included in the aforementioned RMB100 million facilities when the final approval procedures are completed.  Diguang Electronics received RMB30 million from China Development Bank Co., Ltd. on July 3, 2009.  The loan bears an annual rate of 5.31%, the current benchmark interest rate pronounced by the People's Bank of China, and will mature in one year.  The obligations are secured by the followings: two joint and several personal guarantees from Mr. Song Yi and Mr. Song Hong, directors of the Company; a collateral placed on the office space owned by Diguang Electronics with a carrying amount of $2,261,339; a collateral placed on the land use rights on a piece of land located in the Bao'an District of Shenzhen with a carrying amount of $2,413,517.

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

The Company accounts for the transactions of issuing these incentive shares based on the fair value on the grant date.  Under SFAS 123R, the Company assesses whether it is probable at the grant date the awards would be earned and if it is probably the expense would be recorded over the period, which in this case is specified as whether the shareholders of the Company can earn any of the above presented shares each year.  The after-tax profit target for the year ended December 31, 2006, 2007 and 2008, respectively, had not been met and no share-based compensation was recorded for the Song Brothers during those reporting periods. The Company estimated that the net income for nine months ended September 30, 2009 would not meet the proportion of the after-tax profit target for the entire year and did not book any share-based compensation during this reporting period.

NOTE 9 ─ STOCK OPTIONS

The Company recognized the share-based compensation cost based on estimated grant-date fair value.  There were no stock options issued before January 1, 2006.

On July 15, 2007, the Company entered into a two years Consultancy Agreement with Mr. Chen Min. On July 10, 2009, just before termination of the Consultancy Agreement, the Board of Directors of the Company granted 50,000 shares of stock option to Mr. Chen Min for the past consulting service rendered.  The 50,000 shares of stock option vested at the grant date and the option may be exercised for sixty months after termination of the above mentioned Consultancy Agreement.  The share option has a fair value of $24,500 and was recognized as compensation cost immediately upon the granting.

Assumptions

The fair value of each stock option granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions, assuming no expected dividends:

	September 30,
	2008	2009

Expected volatility	95.76%	271.4%
Weighted average volatility	N/A	N/A
Expected term	7 years	2.5 years
Risk free interest rate	3.75%	1.32%

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

Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date. The share-based compensation will be recognized based on graded vesting method over the four years or over the three years regarding the options granted to directors in order to match their directorship terms.  A summary of option activities under the 2006 Plan during the nine months ended September 30, 2009 are presented as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value at Reporting Date
Outstanding at January 1, 2009	1,288,667	$1.69	9.13	-
Granted	50,000	0.51	-	-
Exercised	-	-	-	-
Forfeited or expired	(10,750)	11.10	-	-
Outstanding at September 30, 2009	1,327,917	1.62	8.96	$-
Exercisable at September 30, 2009	465,278	$3.59	7.03	$-

The trading price of the Company’s common stock at September 30, 2009 was $0.40 per share, no intrinsic value for options outstanding as of September 30, 2009 was reported.

As stock-based compensation expense recognized in the unaudited consolidated statements of income for the nine months ended September 30, 2008 and 2009 was based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Forfeitures were estimated based on historical experience.  For the nine months ended September, 2008 and 2009, stock-based compensation expenses recognized were $427,378 and $301,480 respectively.

NOTE 10 ─ RECONCILIATION OF EQUITY

	Equity attributable to common shares	Equity attributable to non-controlling interest	Total equity
Balance at January 1, 2009	24,810,199	2,520,704	27,330,903
Fair value of stock option vested	301,480	-	301,480
Comprehensive income:
Net loss	(4,265,143)	(248,609)	(4,513,752)
Other comprehensive income (loss), net of tax:
Translation adjustment	(193,047)	(1,424)	(194,471)
Comprehensive loss	(4,458,190)	(250,033)	(4,708,223)
Balance at September 30, 2009	20,653,489	2,270,671	22,924,160

NOTE 11 ─ EARNINGS (LOSSES) PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods indicated:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) attributable to common shareholders	$(998,035)	$(4,265,143)	$(1,301,553)	$(1,217,550)
Net income (loss) used in computing diluted earnings per share	$(998,035)	$(4,265,143)	$(1,301,553)	$(1,217,550)

Denominator:
Weighted average common shares outstanding – basic	22,245,762	22,072,000	22,137,326	22,072,000
Potential diluted shares from stock options granted	-	-	-	-
Weighted average common share outstanding – diluted	22,245,762	22,072,000	22,137,326	22,072,000

Basic earnings (losses) per share	$(0.04)	$(0.19)	$(0.06)	$(0.06)
Diluted earnings (losses) per share	$(0.04)	$(0.19)	$(0.06)	$(0.06)

As previously noted, all outstanding options are considered anti-dilutive for the nine and three months ended September 30, 2008 and 2009.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales to China domestic customers	$12,929,883	$11,745,244	$4,231,409	$5,654,407
Sales to international customers	33,766,174	17,914,112	9,367,879	7,801,959

	$46,696,057	$29,659,356	$13,599,288	$13,456,366

NOTE 12 ─ SEGMENT REPORTING (Continued)

	China	International
	Customers	Customers	Total

For nine months ended and as of September 30, 2008
Revenue	$12,929,883	$33,766,174	$46,696,057
Gross margin	11%	12%	12%
Receivable	5,971,824	11,934,943	17,906,767
Inventory	9,587,866	-	9,587,866
Property and equipment	18,639,295	-	18,639,295
Expenditures for long-lived assets	3,336,543	-	3,336,543

For nine months ended and as of September 30, 2009
Revenue	$11,745,244	$17,914,112	$29,659,356
Gross margin	8%	6%	7%
Receivable	6,716,631	6,521,866	13,238,497
Inventory	9,668,601	-	9,668,601
Property and equipment	17,983,687	-	17,983,687
Expenditures for long-lived assets	87,631	-	87,631

For three months ended and as of September 30, 2008
Revenue	$4,231,409	$9,367,879	$13,599,288
Gross margin	(8)%	13%	6%
Receivable	5,971,824	11,934,943	17,906,767
Inventory	9,587,866	-	9,587,866
Property and equipment	18,639,295	-	18,639,295
Expenditures for long-lived assets	3,336,543	-	3,336,543

For three months ended and as of September 30, 2009
Revenue	$5,654,407	$7,801,959	$13,456,366
Gross margin	7%	7%	7%
Receivable	6,716,631	6,521,866	13,238,497
Inventory	9,668,601	-	9,668,601
Property and equipment	17,983,687	-	17,983,687
Expenditures for long-lived assets	87,631	-	87,631

NOTE 13 ─ SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 14, 2009, the date the Company issued these financial statements.  During this period the Company did not have any material recognizable subsequent events.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements, including statements that include the words "believes," "expects," "estimates," "anticipates" or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements.  Risk factors include, but are not limited to, costs associated with financing new products; the Company’s ability to cost-effectively manufacture its products on a commercial scale; the concentration of the Company’s current customer base; competition; the Company’s ability to comply with applicable regulatory requirements; potential need for expansion of the Company’s production facility; the potential loss of a strategic relationship; inability to attract and retain key personnel; management's ability to effectively manage the Company’s growth; difficulties and resource constraints in developing new products; protection and enforcement of the Company’s intellectual property and intellectual property disputes; compliance with environmental laws; climate uncertainty; currency fluctuations; control of the Company’s management and affairs by principal shareholders.

The reader should carefully consider, together with the other matters referred to herein, the information contained under the caption "Risk Factors" in the Company’s most recent Annual Report on Form 10-K for a more detailed description of these significant risks and uncertainties.  The Company cautions the reader, however, not to unduly rely on these forward-looking statements.

RISK FACTORS

Investment in the Company’s common stock involves risk. The investor should refer to information contained under the caption “Risk Factors” in the Company’s most recent Annual Report on Form 10-K. You should carefully consider the investing risks before deciding to invest. The market price of the Company’s common stock could decline due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included in this report, including the Company’s consolidated financial statements and the accompanying notes. You should pay particular attention to the fact that the Company is a holding company with substantial operations in China and is subject to legal and regulatory environments that in many respects differ from that of the United States.  The Company’s business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below and any others not foreseen. This discussion contains forward-looking statements.

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

The Company’s headquarter is in Shenzhen, China. The Company conducts its business principally through the operations of Shenzhen Diguang Electronics Co., Ltd., “Diguang Electronics”, based in Shenzhen along with its main backlight manufacturing operation in Dongguan, Guangdong Province, China, Dihao Co., Ltd., based in Yangzhou, “Dihao” and Wuhan Diguang Electronics Co., Ltd, based in Wuhan, “Wuhan Diguang.” Shenzhen Diguang Electronics had approximately 1,954 full-time employees as of September 30, 2009.

Dihao is a 100% wholly-owned subsidiary of North Diamond.  The Company gained controlling interest of Dihao by acquiring 65% of North Diamond on January 3, 2007.  As of September 30, 2009, Dihao had approximately 183 full-time employees.

Wuhan Diguang was established on March 13, 2007 and commenced its operation on July 1, 2007.  Wuhan Diguang was established with the capacity to provide large inches of TFT-LCD which are mainly sold to its customers from Taiwan. Wuhan Diguang had approximately 254 employees as of September 30, 2009.

Dongguan Diguang Electronics Science and Technology Co. Ltd., “Dongguan Diguang S&T”, was established to be the production base of Shenzhen Diguang Electronics Co Ltd.   It became a wholly-owned subsidiary of Diguang Holdings since December 30, 2007 following acquisition.  As of September 30, 2009, Dongguan Diguang S&T had approximately 89 full-time employees.

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

Results of Operations

Comparison of Three Months Ended September 30, 2009 and 2008

Revenue

Net revenue was approximately $13.5 million for the three months ended September 30, 2009, nearly the same as $13.6 million for the third quarter of the prior year. During the third quarter of the prior year, the worldwide finance crisis has adversely affected and weakened market demand; and during the third quarter of this year, the deeply depressed market demand has just slowly recovered from the impact of the worldwide crisis. The similar amount of revenue during these two quarters reflected such an impact. The Company’s effort to expand new market mitigated a decrease of revenue in traditional products.

Although the sale revenue was almost the same during the third quarter of 2009 and 2008, the sales revenue varied in the three manufacturing facilities in Dongguan, Wuhan and Yangzhou.  There is a significant decrease of $1.4 million in sales of mid-size LED CCFL and Liquid Crystal Module (LCM) products in the Yangzhou facility, which was mainly due to loss of purchase orders from one of its major customers since the fourth quarter of last year.  The sales revenue increase of $0.9 million and $0.4 million respectively in Shenzhen Diguang Electronics, which has manufacture factory in Dongguan, and the Wuhan facility, mitigated the decrease of sales revenue in the Yangzhou facility.

The total net revenue can be divided into international sales and domestic sales as follows:

	Three Months Ended September 30,
	2009	2008
International sales	7,802,000	9,368,000
Domestic sales	5,654,000	4,231,000

Total	13,456,000	13,599,000

Domestic sales amounted to 42% of total sales revenue in the third quarter of 2009, compared with 31% in the same period of 2008. The increase trend in proportion of domestic sales reflected both the adverse impact of the world wide financial crisis in the international market and management’s effort in developing the domestic market.

Sales to international customers totaled $7.8 million for the three months ended September 30, 2009, a decrease of $1.6 million, or 17%, compared with $9.4 million for the same period in the prior year.  Loss of one major Hong Kong customer led to a $2.3 million decrease of revenue, which was mitigated partially by an $1.5 million increase of revenue from other new Hong Kong customers. At the same time, loss of one major Taiwanese customer led to a $1.2 million decrease in revenue, which was slightly mitigated by an $0.4 million increase in sales revenue from other Taiwanese customers.

Sales to domestic customers were $5.7 million for the third quarter of 2009, an increase of $1.5 million, or 36%, compared with $4.2 million for the same period in 2008. The increase was mainly attributed to the high volume sales of approximately $1.7 million to a new customer which was developed during the second quarter of 2009 by Shenzhen Diguang Electronics.  In the meantime, the sales revenue to existing domestic customers had a small decrease of $0.2 million.

The Company currently has three manufacturing facilities in the East China region (Yangzhou), Central China region (Wuhan), and Southern China region (Dongguan).  In particular, the Company has various capacities in the principal manufacturing facility in Dongguan to serve customers who are Liquid Crystal Display TV and monitor manufacturers and Liquid Crystal Display (LCD) module assembly firms. Moreover, to expand the market, the Dongguan facility developed and commenced to produce new products of LED general lightings from the second quarter of 2008 and LCD from the second quarter of 2009.  Based on the three manufacturing facilities, the Company believes that it has strategically deployed the production capacity in China for long term growth.

From the product mix aspect, the sales can be divided into six main categories: CCFL backlight, LED backlight, Liquid Crystal Module (LCM), LED general lighting, Mini Note-books and Liquid Crystal Display (LCD) products as follows.

	Three Months Ended September 30,
	2009	2008
LED backlight	6,757,000	7,650,000

CCFL backlight	2,884,000	4,722,000

LCM	3,694,000	1,160,000

LED general lighting	21,000	-

Mini note-books	15,000	67,000

Liquid Crystal Display	85,000	-

Total	13,456,000	13,599,000

Sales revenue of LED backlight products totaled $6.8 million for the third quarter of 2009, a small decrease of $0.9 million compared with $7.7 million for the same period in 2008.  Loss of the major Taiwanese customer in Yangzhou resulted in $0.6 million decrease in sales of LED backlight products. Also, the Company lost a major Hong Kong customer, which contributed nearly $2.3 million of mid size LED product sales in the third quarter of 2008; the decrease was mitigated partially by increase in sales to other customers.

During the three months ended September 30, 2009, sales revenue of CCFL backlights totaled $2.9 million, a decrease of $1.8 million, or 38%, compared with $4.7 million in the same period of 2008.  The sales revenue for CCFL products accounted for 21% of total revenue, a decrease of 14% compared with 35% for the same period in 2008. The decrease was the joint effect of the overall slide in ending digital display products market and the market trend of replacing CCFL products by LED products.

Under the depressed market conditions, management concentrated on development of new products in addition to looking for new customers for existing products.  The Company developed new products of LCM, LED general lightings and Liquid Crystal Display since the second quarter of 2008.  Sales of LCM amounted to $3.7 million in the third quarter of 2009, $2.5 million, or 208%, higher than $1.2 million in the same period of the prior year. The Company successfully won $2.5 million sales orders of LCM primarily from new customers during the third quarter of 2009.

The Company ceased to produce mini note-books since the second quarter of 2009 due to the aggressive market competition. Sales of mini note-books in the third quarter of 2009 were to get rid of the inventory.

The Company lost two of the major sales managers during the third quarter of 2009.  Loss of these two sales managers may have an adverse impact on the Company’s sales revenue in the near future.

Cost of Sales

Since the basic materials for all backlight products are similar, the Company discusses cost of sales in the aggregate for all products. Cost of sales was $12.5 million for the third quarter of 2009, a slight decrease of $0.2 million, or 1.6%, compared with $12.7 million for the third quarter in 2008.

Raw material cost was $10.7 million for the third quarter of 2009, an increase of $0.7 million, or 7%, compared with $10 million for the third quarter of 2008.  The increase of raw material cost was mainly due to an increase of $412,000 inventory provision estimated in the third quarter of 2009. Yangzhou Dihao recognized an impairment on inventory of $103,000 due to loss of its major customers and subsequently obsolescence of inventories.  Shenzhen Diguang Electronics recognized $335,000 for obsolescent raw materials. The obsolescence of raw material in Shenzhen Diguang was mainly caused by changes in demands from customers as a result of the worldwide financial crisis.  Affected by the worldwide financial crisis, some customers cancelled their orders and raw material prepared for such orders became idle and obsolescent.  The Company tried to reorganize its Business Unit model during 2008 in order to enhance operating efficiency and effectiveness.  After the trial period, management realized that its Business Unit model resulted in significant increases in slow-moving raw materials and subsequently abandoned this model in the second quarter of 2009.  Under the abandoned Business Unit Model, a business unit would not use existing expensive raw materials in order to maximize its gross margin even though all Business Units had been facing cancellation of sales orders, revision of products design, and some over-purchased raw materials become slow-moving raw materials. Management uses its best knowledge and judgment to estimate the provision for slow-moving raw materials based on its current understanding of future usage. If its current understanding of usage is reduced in the future, further provision will be provided based on the estimates made by management on the next reporting date.

Labor cost was $948,000 for the third quarter of 2009, representing a decrease of $752,000, or 44%, compared with $1.7 million for the same period of 2008. The decrease of 44% for labor cost was higher than the decrease of 1.6% in cost of sales. The Company has enhanced its control over labor costs and cut headcounts of employees during the first nine months of 2009.  As a percentage of labor cost to revenue, labor cost accounted for 7% of total net revenue for the third quarter of 2009, compared with 12% of total net revenue for the same period in 2008.

Production overhead was $818,000 for the three months ended September 30, 2009, a slight decrease of $177,000, compared with $995,000 for the third quarter of 2008. Since most of the production overhead expenses are relatively fixed, it did not vary too much between periods.

Gross Margin

The overall gross margin for the third quarter of 2009 was 7%, a slight increase of 0.5%, compared with 6.5% for the same period in 2008. The Company’s effort in reducing labor cost contributed to an increase of gross margin.

Selling Expenses

Selling expenses were $714,000 for the third quarter of 2009, an increase of $232,000, or 48%, compared with $482,000 for the third quarter of 2008.  The increase of selling expenses was mainly due to the Company’s effort in promoting its products and exploring the market. As a percentage of total revenue, selling expenses were approximately 5.3% for the third quarter of 2009 and 3.5% for the same period of 2008, respectively.

Research and Development Expenses

Research and development expenses were $461,000 for the third quarter of 2009, an increase of $134,000, or 41%, compared with $327,000 for the same period in 2008. The increase was attributable mainly to mould charges which were incurred for design and development of new products. As a percentage of total sales revenue, research and development expenses were approximately 3.4% and 2.4% for the three months ended September 30, 2009 and 2008, respectively.

General and Administrative Expenses

General and administrative expenses were $998,000 for the third quarter of 2009, a decrease of $302,000, or 23%, compared with $1.3 million for the same period in 2008.  The major components of general and administrative expenses include payroll, share-based compensation, water and electricity fee, rental fee and professional service etc.  With the management’s efforts in cutting expenditures, nearly all the expenses decreased to varying extents.  As a percentage of total sales revenue, general and administrative expenses represented 7.4% and 9.6% for the three months ended September 30, 2009 and 2008, respectively.

Interest Expense

The net interest expense was $126,000 for the quarter ended September 30, 2009, representing an increase of $78,000, or 163%, compared with interest expenses of $48,000, in the same period of 2008.  Under the depressed economic situation, the Company has to borrow more cash through bank loans to support its operating and research and development activities, which resulted in higher interest expenses.  Net interest expenses for the three months ended September 30, 2009 and 2008 represented 0.94% and 0.35% of total sales revenue, respectively.

Income Tax Provision

Income tax provision was approximately negative $1,000 for the quarter ended September 30, 2009, compared with $1,000 for the same period in 2008. Considering the depressed operating results, the Company did not recognize any deferred tax assets for accumulated operating loss.

Net Loss

Net loss was $1.2 million for the three months ended September 30, 2009, compared with a net loss of $1.3 million for the same period of 2008, representing a slight decrease of approximately $100,000 in net loss.

Losses per Share

The basic losses per share were $0.06 for the third quarter of 2009, which was same as the basic losses per share for the third quarter of 2008.

Comparison of Nine Months Ended September 30, 2009 and 2008

Revenue

Net revenue was approximately $29.7 million for the nine months ended September 30, 2009, a decrease of $17 million, or 36%, compared with $46.7 million for the same period in the prior year.  The decrease in revenue was mainly due to the adverse effect of the worldwide financial crisis on the digital display products market. The shrinkage market for automobile TV, portable DVD, MP3 and MP4 and LCD product series resulted in a weak demand for the CCFL and LED backlights.  Although the market began to warm up since the third quarter of 2009, the overall trend of decrease in sale revenue has not changed yet.

Total net revenue can be divided into international sales and domestic sales as follows:

	Nine Months Ended September 30,
	2009	2008
International sales	17,914,000	33,766,000

Domestic sales	11,745,000	12,930,000

Total	29,659,000	46,696,000

Sales to international customers totaled $17.9 million for the nine months ended September 30, 2009, a decrease of $15.9 million, or 47%, compared with $33.8 million for the same period of 2008.  The decrease of international sales contributed 93% of the overall decrease in sales revenue.  The world wide finance crisis has much more adverse impact on international sales than on domestic sales. The Company lost some major international customers during the finance crisis, which resulted in greatly diminished international sales revenue.

Sales to domestic customers were $11.7 million for the first nine months of 2009, a decrease of $1.2 million, or 9%, compared with $12.9 million for the same period in 2008.  The decrease in domestic sales was mainly due to reduction in sales of small and mid size LED backlight products used in mobile phones and GPS products.  On the other hand, there was an increase of $2.2 million in sales to a new domestic customer of mid size LED backlight used for portable DVD.

From the product mix aspect, the sales can be divided into six main categories: CCFL backlight, LED backlight, LCM, LED general lighting, Mini Note-books and Liquid Crystal Display products as follows.

	Nine Months Ended September 30,
	2009	2008
CCFL backlight	7,431,000	23,734,000

LED backlight	15,405,000	21,114,000

LCM	5,679,000	1,781,000

LED general lighting	587,000	-

Mini Note-books	369,000	67,000

Liquid Crystal Display	188,000	-

Total	29,659,000	46,696,000

Sales of LED backlight products totaled $15.4 million for the nine months ended September of 2009, a decrease of $5.7 million, or 27%, compared with $21.1 million for the same period in 2008. The degree of decrease in sales of LED backlights was less than the degree of decrease in the total sales revenue; and sales of LED products accounted for 52% of total sales for the first nine months of 2009, 7% higher than 45% in the same period of 2008.

Sales of CCFL backlights totaled $7.4 million for the first nine months of 2009, a decrease of $16.3 million, or 69%, compared with $23.7 million for 2008.  The rate of decrease in sales of CCFL products was higher than that of the total sales revenue; and, CCFL products accounted for 25% of the total sales revenue, compared with 51% for the same period in 2008. The changes reflected the market trend of replacement of CCFL products by LED products.  In particular, one major customer changed its purchase orders from CCFL to LED products during 2009.

Sales of LCM had increased greatly in the first nine months of 2009. Total sales of LCM products amounted to $5.7 million for the nine months ended on September 30, 2009, an increase of $3.9 million, or 217%, compared with sales of $1.8 million in the same period of 2008.  The market demand for LCM products, especially large size LCM products, is growing during the year of 2009; the Company seized the opportunity and actively acquired new customers to expand its sales volume.

The Company lost two of its major sales managers during the third quarter of 2009.  Loss of these two sales managers may have an adverse impact on the Company’s sales revenue in the near future.

Cost of Sales

Since the basic materials for all backlight products are similar, the Company discusses cost of sales in the aggregate for all products. Cost of sales was $27.7 million for the first nine months of 2009, a decrease of $13.3 million, or 32%, compared with $41 million for the first nine months of 2008.  The decrease in cost of sales was primarily due to decline of sales revenue, but the decrease of 32% in cost of sales was lower than the decrease of 36% in total revenue for the period. The major reason for the lower decrease rate in cost of sales was that the Company recorded inventory provision of $570,000 in the first nine months of 2009.

Raw material cost was $22.9 million for the first nine months of 2009, a decrease of $10.2 million, or 31%, compared with $33.1 million for the same period of 2008. The decrease in raw materials cost was mainly attributable to the decrease of sales volume. Raw material cost accounted for 77% of total revenue in the first nine months of 2009, compared with 71% in the first nine months of 2008. The increase in material cost proportion was mainly due to an inventory provision of $570,000 recorded in the first nine months of 2009 and the Company’s inability to reduce the procurement cost of material in the same range as the decrease in selling prices.

Labor cost was $2.4 million for the first nine months of 2009, representing a decrease of $2.6 million, or 52%, compared with $5 million for the same period of 2008. The decrease of 52% in labor cost was higher than the decrease of 32% in cost of sales.  The Company has enhanced its control over labor costs and cut  headcounts of employees following the drop in sales volume and production.  As a percentage of labor cost to revenue, labor cost accounted for 8% of total net revenue for the first nine months of 2009, compared with 11% for the same period of 2008.

Production overhead was $2.4 million for the first nine months of 2009, a slight decrease of $0.4 million, or 14%, compared with $2.8 million for the same period of 2008.  Since most of the production overhead expenses are relatively fixed, it did not decrease in line with the reduced production volume.

Gross Margin

The overall gross margin for the first nine months of 2009 was 7%, a 5% decrease, compared with 12% gross margin for the same period of 2008.  Under the world wide financial crisis, reduced sales volume brought out relatively higher production cost, which had an adverse impact on gross margin.  On the other hand, inventory provision of $570,000 recorded in the first three quarters of 2009 contributed 2% of decrease in gross margin. The Company continued to suffer price reduction pressure on nearly all its products, which continuously reduced the gross margin, too.

Selling Expenses

Selling expenses were $1.7 million for the first nine months of 2009, an increase of approximately $400,000, or 31%, compared with $1.3 million for the same period of 2008.  During the first nine months of 2009, the Company increased its effort to promote its products and explore the market, which resulted in an increase in expenses of payroll, exhibition, products samples and travelling.  The increase in promotion expenses has been mitigated by a decrease in transportation charges, etc.  As a percentage of total sales revenue, selling expenses were approximately 5.6% and 2.7% for the nine months ended September 30, 2009 and 2008, respectively.

Research and Development Expenses

The net research and development expense was approximately $1.5 million for the first nine months of 2009, an increase of approximately $508,000, or 52%, compared with $978,000 for the same period of 2008. The increase was mainly attributable to mould charges incurred for new product design and development purposes. As a percentage of total sales revenue, research and development expenses were approximately 5% and 2% for the nine months ended September 30, 2009 and 2008, respectively.

General and Administrative Expenses

General and administrative expenses was $3.2 million for the first nine months of 2009, a decrease of $600,000, or 16%, compared with $3.8 million for the same period in 2008.  The major components of general and administrative expenses include payroll, share-based compensation, water and electricity fee, rental fee and professional service etc.  With the management’s efforts in cutting expenditures, nearly all the expenses decreased to varying extents.  As a percentage of total sales revenue, general and administrative expenses represented 10.7% and 8.1% for the first nine months of 2009 and 2008, respectively.

Interest Expense

The net interest expense was $286,000 for the first nine months of 2009, representing an increase of $115,000, compared with interest expense of $171,000 in the same period of 2008. Under the depressed economic situation, the Company has to borrow more cash through bank loans to support its operating and research and development activities, which resulted in higher interest expenses.  Net Interest expenses for the periods ended September 30, 2009 and 2008 represented 0.96% and 0.37% of total sales revenue, respectively.

Income Tax Provision

Income tax provision for the first nine months ended September 30, 2009 was approximately $31,000, a decrease of $95,000 or 75%, compared with $126,000 provision for the same period of 2008.  The income tax provision accrued in 2009 was adjustment to the prior year provision. Considering the continued suffering operating losses, the Company reversed the previously recognized deferred tax assets of $28,000 and did not recognize any deferred tax assets in relation to the accumulated operating losses incurred so far.

Net Loss

Net loss was $4.3 million for the nine months ended September 30, 2009, compared with net loss of $998,000 for the same period of 2008, representing an increase of approximately $3.3 million in net loss.  The loss suffered by the Company in the first nine months of 2009 was mainly due to reduced sales revenue and dropped gross margin, as a result of material impact from the worldwide financial crisis.  The increase in selling expenses, in research and development expenses also contributed to the increase in net loss for the three quarters in 2009.

Losses per Share

The basic losses per share were $0.19 for the first nine months of 2009, compared with basic losses per share of $0.04 for the same period of 2008. Increase in basic losses per share was due to increased net loss occurred in the first nine months of 2009 compared with the net income in the same period of 2008.

Liquidity and Capital Resources

As of September 30, 2009, the Company had total assets of $57.2 million, of which cash amounted to $9.4 million and restrict cash amounted to $4.3 million.  Accounts receivable amounted to $13.2 million and inventories amounted to $9.7 million respectively.  The working capital was approximately $4.9 million and the equity was $20.7 million compared with working capital of $7.9 million and equity of $24.8 million on December 31, 2008.  The quick ratio was approximately 0.86:1 as of September 30, 2009, compared with 1.02:1 as of December 31, 2008.

As of September 30, 2009, the cash position had a net decrease of $5.6 million as compared with cash position of $15 million as of December 31, 2008.  During the first nine months of 2009, the operating activities used $8.9 million of cash, among which $6.6 million was tied in working capital. The Company increased $4.4 million bank loans to supplement its cash used in operating activities.  The Company is working with China Development Bank for application of the total RMB100 million bank facilities, among which RMB30 million was already received in early July and the remaining RMB70 million will be available recently after some routine procedures. The Company believes that the current available credit line will be sufficient to meet its working capital needs.

Net cash used in operating activities was $8.9 million for the nine months ended September 30, 2009, an increase of $2.1 million, compared with $6.8 million for the same period of 2008.

Non-cash items added approximately $2.1 million back to cash inflow from operating activities for the nine months ended September 30, 2009, a slight increase of $0.2 million, compared with $1.9 million for the same period of the prior year.  Of the non-cash items for the nine months ended September 30, 2009, approximately $301,000 was the share-based compensation, $126,000 lower than $427,000 for the same period of the prior year; depreciation expenses was $1,220,000, $197,000 lower than $1,417,000 for the same period of the prior year. Inventory provision was $568,000 for the first three quarters of 2009, approximately $512,000 higher than $56,000 for the same period of 2008.

The impact of the changes in operating assets and liabilities on cash flow was explained as follows.  The accounts receivable increased $3,295,000, compared with $4,963,000 increase for the first nine months of 2008.  Inventory increased by $2,954,000 during the first nine months, compared to a $2,046,000 increase in inventory for the same period of the prior year.  Deposits, prepayment and other receivables increased by $261,000, compared with the $374,000 increased for the first nine months of 2008. VAT recoverable increased $257,000, compared with a $403,000 decrease for the first nine months of 2008.

Accounts payable increased by $238,000, compared with a $209,000 increase in the first nine months of 2008. Advances from customers decreased by $11,000, compared with a $244,000 increase for the first nine months of 2008.  Tax payable decreased $17,000, compared with an increase of $3,000 for the same period of the prior year.  Accruals and other payables decreased by $70,000, compared to a $1.4 million decreased for the first nine months of 2008.  The following summarized the impact of changes in operating assets and liabilities on cash flow between the first nine months of 2009 and 2008:

•	$1,668,000 from Accounts receivable (positive impact)
•	$908,000 from inventory(negative impact)
•	$113,000 from deposits, prepayment and other receivable (positive impact)
•	$660,000 from VAT recoverable (negative impact)
•	$29,000 from accounts payable (positive impact)
•	$1,347,000 from accruals and other payable (positive impact)
•	$255,000 from advance from customers (negative impact)
•	$20,000 from taxes payable (negative impact)

The total impact from above non-cash items and changes in operating assets and liabilities was approximately $1.3 million (positive impact).

Net cash used in investing activities amounted to $58,000 for the nine months ended September 30, 2009, a decrease of $3,421,000, or 98%, compared to $3,479,000 in the first nine months of 2008. During the first nine months of 2008, the Company purchased $1.5 million marketable securities and paid $1.8 million to acquire plant, property and equipment, but the Company did not have much investing activities during the first nine months of 2009.

Net cash provided by financing activities amounted to $3,600,000 for the first nine months of 2009, compared with $3,752,000 for the same period of 2008.  The Company borrowed $4.4 million and $4.3 million from banks during the first three quarters of 2009 and 2008, respectively.  Finance from non-controlling interest was $738,000 for the first nine months of 2008 compared with none in 2009.  The Company repurchased its common stocks at $243,000 during the first three quarters of 2008 but did not repurchase any stock in 2009. Repayment to related parties was $801,000 and $1.1 million, respectively, during the first nine months of 2009 and 2008, respectively.

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

As of September 30, 2009, the Company’s management including the CEO and CFO concluded that there have been no material changes to the disclosure control and procedures previously discussed in Part II, Item 9A of the Company's Form 10-K/A No. 1 for the year ended December 31, 2008. The Company’s management, including the CEO and CFO, concluded that as of December 31, 2008 the Company's disclosure controls and procedures were not effective because of the material weaknesses described under “Management's Report on Internal Control over Financial Reporting.”  In light of the material weaknesses not significantly changed since December 31, 2008, the Company’s management concluded that its disclosure controls and procedures were not effective as of September 30, 2009.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On March 26, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $5,000,000 of its common stock from the public market or in private purchases. The terms of the repurchase program permitted the Company to repurchase shares within twelve months and to repurchase shares at a pace at the discretion of management. During the nine months ended September 30, 2009, no shares were repurchased in the market.  As of September 30, 2009, the shares repurchased were held under the name of a security firm and presented at line of treasury stock at cost on the balance sheet at September 30, 2009.

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD

Dated: November 16, 2009	By:	/s/Yi Song
Yi Song
Chairman and Chief Executive Officer

Dated: November 16, 2009	By:	/s/ Keith Hor
Keith Hor
Chief Financial Officer