Form 10-K
period 2009-12-31
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2010-03-31
CIK 1158722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number 000-06217

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
(Exact name of registrant as specified in its charter)

Nevada	22-3774845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23rd Floor, Building A, Galaxy Century, No. 3069, Caitian Road, Futian District, Shenzhen, the PRC	518026
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2009, based upon the closing price of the common stock as reported by the OTC Bulletin Board under the symbol “DGNG” on such date, was approximately $5.9 million

22,072,000 shares of common stock outstanding as of February 28, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

The Company specializes in the design, production and distribution of Light Emitting Diode, or “LED”, and Cold Cathode Fluorescent Lamp, or “CCFL”, backlights for various Thin Film Transistor Liquid Crystal Displays, or “TFT-LCD”, and Super-Twisted Nematic Liquid Crystal Display, or “STN-LCD”, Twisted Nematic Liquid Crystal Display, or “TN-LCD”, and Mono LCDs as well as the LED lighting, LED displays and Notebook, which are widely developed in production, taking together, these applications are referred to as “LCD” applications. Those applications not only include color displays for cell phones, car televisions and navigation systems, digital cameras, televisions, computer displays, camcorders, PDAs and DVDs, CD and MP3/MP4 players, appliance display and the like, but also include indoor and outdoor lighting, home and office use with energy saving and environmental protections.

The Company conducts that business principally through the operations of Shenzhen Diguang Electronics, based in Shenzhen, thereafter “Diguang Electronics”, along with its main backlight manufacturing operation in Dongguan, Guangdong Province of China, Dihao (Yangzhou) Co., Ltd., based in Yangzhou, thereafter “Dihao”, and Wuhan Diguang Electronics Co., Ltd, based in Wuhan, thereafter “Wuhan Diguang”. As of December 31, 2009, Diguang Electronics has approximately 1,512 full-time employees, which changes from time to time as needed; Diguang Electronics is headquartered in Shenzhen, China, with its backlight manufacturing operations in Dongguan, China. As of December 31, 2009, Dihao has approximately 179 full-time employees, which changes from time to time as needed. Dihao is a subsidiary of North Diamond, 65% of which was acquired by the Company on January 3, 2007. Wuhan Diguang was established as in-house facilities mainly for a Taiwan-based customer with the capacity to provide large inches TFT-LCD and it has approximately 221 employees as of December 31, 2009.

Dongguan Diguang Electronics Science and Technology Co., Ltd., thereafter “Dongguan Diguang S&T”, was established under the laws of the People’s Republic of China in 2004 as the production base of Diguang Electronics. Dongguan Diguang completed its construction of Plant No. 1 and Dormitory Nos. 1 and 2 in 2005 , which were subsequently rented to Diguang Electronics in 2005. The construction of Plant No. 3 and Dormitory No. 3 was completed in 2007 and the total acreage of the property is 67,176 m2. Dongguan Diguang has become a new manufacturing base for backlight, LED lighting R&D and production after it was acquired on December 30, 2007 and the expended space of the plant provides a vast opportunity to enlarge the production capacity for business expansion. Dongguan Diguang S&T started its own manufacturing activities since the second half year of 2008. As of December 31 2009, Dongguan Diguang has approximately 64 full-time employees.

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

In 2009, the Company generated revenues of $44.1 million, net loss of $7.2 million and cash flow used by operations of $9.1 million. The Company has been profitable and cash flow positive each year since 1999 to 2006, and 2007 to 2009 are the years it has recorded a loss.

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

On January 10, 2006, Online entered into a share exchange agreement to acquire all of the issued and outstanding shares of the stock of Diguang Holdings in exchange for 18,250,000 shares of Online common stock. In connection with the Share Exchange, Online’s name was changed to Diguang. References to “we”, “us” and “our” in this section refer to Diguang, formerly known as Online. The total outstanding shares of common stock immediately prior to the Share Exchange were 1,943,000. Taking into account the shares issued in the Share Exchange and the private placement of $12 million described below, the “Offering”, the Company now has 22,593,000 shares of common stock issued and 22,072,000 shares outstanding.

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

The address of the Company’s executive and administrative offices is 23rd Floor, Building A, Galaxy Century, No. 3069, Caitian Road, Futian District, Shenzhen, the PRC. The Company’s telephone number is 86-755-2655-3152.

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

Diguang Electronics is the principal operating subsidiary of Diguang. Diguang Electronics was established as an equity joint venture in Shenzhen under the laws of China on January 9, 1996 with original registered capital of RMB1,380,000, approximately $170,160 at an exchange rate of 8.11 RMB per dollar, and an operating life of 20 years starting on that date. Yi Song and Hong Song became the owner of this equity joint venture on August 14, 2003. On September 8, 2003, the Board of Diguang Electronics resolved to increase its registered capital to RMB5 million by transferring retained earnings into capital and by infusing capital of $142,000 from Well Planner, which accounted for 23.4% of the above RMB5 million, and thereby causing Well Planner to became a new investor in this equity joint venture. Diguang Electronics’ management increased the registered capital to RMB5 million, approximately $616,000, by transferring retained earnings into capital. Well Planner invested $142,000 of the approximately $616,000, as a result of acquiring a 23.4% interest in this equity joint venture.

Diguang Electronics is now a wholly-owned subsidiary of Diguang. On October 8, 2005, Diguang Electronics converted its retained earnings of RMB10 million, equivalent $1,236,445, into the registered capital resulting in a total registered capital amount of RMB15 million, equivalent $1,840,845, which was approved by the relevant government agency and verified by a CPA firm. On April 30, 2006, Diguang Electronics increased its registered capital from RMB15 million to RMB85 million and the total investment from RMB15 million to RMB150 million, which was also approved by the relevant government agency.

Diguang Electronics designs, develops and manufactures LED and CCFL backlight units. These backlight units, as more fully described in the Narrative Description of Business Section, are essential components used in illuminating display panels such as TFT-LCD and color STN-LCD panels. These display panels are used in products such as mobile phones, PDAs, digital cameras, computers or television displays and other household and industrial electronic devices. Diguang Electronics’ customers are located in both China and overseas. Diguang Electronics’ address is 23rd Floor, Building A, Galaxy Century, No. 3069, Caitian Road, Futian District, Shenzhen, the PRC.

Well Planner was established under the laws of Hong Kong, Special Administrative Region on April 20, 2001. Originally owned directly by Yi Song and Hong Song, it is now a wholly-owned subsidiary of Diguang. Well Planner’s principal business is custom forwarding of Diguang Electronics’ products, which assists Diguang Electronics in meeting export and import requirements that apply to the international sale of its products and the importation into China of raw materials that Diguang Electronics uses in its manufacturing operations. Well Planner performs these services under a service agreement that provides for a service fee of not less than 2% of the goods Well Planner has handled for Diguang Electronics. Well Planner mainly sells to Diguang Technology and has smaller sales to third-party customers since 2008. Well Planner’s address is 10/F, 579 Nathan Road, Mongkok, Kowloon, Hong Kong SAR.

Diguang Technology was established under the laws of British Virgin Islands on August 28, 2003. Originally owned directly by Yi Song and Hong Song, it is now a wholly-owned subsidiary of Diguang. The business predecessor of Diguang Technology was an unlimited liability company named Diguang Electronics (Hong Kong) Co., which was established under Hong Kong laws on October 12, 1998, also owned directly by Yi Song and Hong Song. Diguang Electronics (HK) was engaged in the business of distributing Diguang Electronics’ products and purchasing electronic components and raw materials for Diguang Electronics’ operations in international markets. On October 31, 2003, all of the substantial business operations of Diguang Electronics (HK) were transferred to Cheer Top Capital Limited, a company incorporated in the British Virgin Islands that was acquired by the Songs for the purpose of basing those operations in the British Virgin Islands. In June 2004 the name was changed to Diguang Science and Technology (HK) Limited. After businesses were transferred, a dividend of approximately $2.65 million was distributed. Diguang Technology’s address is Commonwealth Trust Limited, Drake Chambers, Tortola, British Virgin Islands.

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

Historically, the capital expenditures have included the purchase of production equipment, office equipment and leasehold improvements, all within the PRC. In connection with the expansion and ramp-up of the Company’s PRC production capability and capacity, Diguang incurred capital expenditures of $6.17 million, $2.61 million and $0.16 million in 2007, 2008 and 2009, respectively. The Company depreciates its production equipment and office equipment on a straight-line basis over an estimated useful life of five to ten years, and land usage right and plant and buildings over 20 to 50 years.

The Company plans to construct a manufacturing facility for production of large size LED products with a total capital commitment of $10.5 million. Please refer to Note 4 ─ Plant, Property and Equipment to Financial Statements.

Additional capital expenditures are being considered and may be made if the demand for the Company’s products justifies doing so.

Description of the Amended and Restated Share Exchange Agreement

The transactions contemplated by the Amended and Restated Share Exchange Agreement dated as of March 17, 2006 to acquire Diguang Holdings, a British Virgin Islands company with operating subsidiaries in the People’s Republic of China, Hong Kong and the British Virgin Islands, closed on March 17, 2006. As a result, Diguang Holdings became the Company’s wholly owned subsidiary. The Company had previously changed its name from Online Processing, Inc. to Diguang International Development Co., Ltd., “Diguang” or the “Company” or “we” or “our”. Pursuant to the name change, the Company has a new OTCBB trading symbol, DGNG, which it disclosed in a Form 8-KA filed on March 6, 2006.

On March 17, 2006, the Company accepted subscriptions from 94 accredited investors to acquire 2,400,000 shares of its common stock through a private offering at a per share price of $5.00, generating gross proceeds of $12,000,000. This private equity financing was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Securities Act of 1933, as amended for issuances not involving a public offering and Rule 506 of Regulation D promulgated thereunder.

The parties modified the Share Exchange Agreement to provide for the assumption of an option plan adopted by Diguang Holdings prior to the closing of the Share Exchange. No option issued by the Company has been exercised and total outstanding options amounted to 1,201,917 shares as of December 31, 2009. As the limit on the total options to be issued remains at 1,500,000 shares, under the assumed plan approximately 298,083 shares remain available for future issuances.

In the Share Exchange, the Company acquired all of Diguang Holdings’ issued and outstanding shares of common stock in exchange for 18,250,000 shares of its common stock. Prior to that, the Company effected a 3 for 5 reverse stock split and 4,967,940 shares of the Company’s stock standing in the name of Terri Wonderly were cancelled. As a result of all of the foregoing and the issuance of 2,400,000 shares in the Offering, the Company now has 22,593,000 shares of common stock issued.

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

The Company did not meet the 2006, 2007, 2008 and 2009 after-tax profit target. No incentive shares have been issued to date.

Financial Information about Geographic Areas

Total revenues by category of activity and geographic market

The Company currently operates mainly in backlight production with portions of new products of LED monitor, LED general lighting, and LED TV sets assembly. Since the Company’s major production base is in China, and since export revenue and net income in overseas entities accounted for a significant portion of total consolidated revenue and net income, management believes that the following table presents useful information for measuring business performance, financing needs, and preparing the Company’s corporate budget, among other things.

	Years Ended December 31,
	2007	2008	2009
Sales to China domestic customers	$7,297,447	$15,002,027	$17,785,350
Sales to overseas customers	38,611,809	40,428,654	26,289,899

	$45,909,256	$55,430,680	$44,075,249

Financial Information about Geographic Areas

During 2007, 2008 and 2009 the Company derived $7,297,447, $15,002,027 and $17,785,350 respectively, of its revenues from customers in China, excluding Hong Kong and Taiwan, the domicile of the Company’s four principal operating subsidiaries, Diguang Electronics, Dihao, Wuhan Diguang and Dongguan Diguang .

Revenues from customers outside of China for 2007, 2008 and 2009 totaled $38,611,809, $40,428,654 and $26,289,899 respectively. The Company attributes sales to individual foreign countries based on the destination to which it ships the products.

There are certain risks associated with the concentration of the Company’s operations in China. These include currency risks and political risks. See Risk Factors below. Until recently, the Chinese government pegged its currency, the renminbi (RMB) to the United States dollar, adjusting the relative value only slightly and on infrequent occasion. Many people viewed this practice as leading to a substantial undervaluation of the RMB relative to the dollar and other major currencies, providing China with a competitive advantage in international trade. China now allows the RMB to float to a limited degree against a basket of major international currencies, including the dollar, the Euro and the Japanese yen. This change in policy produced a cumulative revaluation of the RMB of about 17.7% so far.

This 17.7% increase in the value of the RMB has produced certain effect on the Company’s business or its financial performance. If the Chinese government allows significant further revaluations of the RMB in the near future, it could have adverse consequences on the Company’s ability to compete internationally. In particular, such a revaluation would make the Company’s products relatively more expensive in markets outside of China than before the revaluation, representing about 60% of the Company’s product revenues, including those from Hong Kong, which could slow or eliminate the Company’s anticipated growth.

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

The Company achieved some success in expanding its customer base and its geographic markets during 2009. Sales to the Company’s largest customer generated 11% of its revenues for 2009 compared with 20% in 2008. Sales to the Company’s three largest customers decreased to 22% of 2009 revenue compared to 42% in 2008. The Company’s top three customers in 2009 are Hannstar-TPV Display (Wuhan) Corp., Shinco Group and Action Asia (Shenzhen) Co. Ltd. The Company is continuing its efforts to diversify and broaden its customer base to become less reliant on these customers, including the development of new products, such as backlights for flat panel televisions.

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

Diguang Electronics caters to the global demand for backlight products on the basis of quality, cost and order fulfillment time. Diguang Electronics’ focus on product quality includes the use of quality materials obtained from selected international suppliers, and thorough quality control inspection of raw materials prior to use in production and finished products prior to shipment. Diguang Electronics also strives to offer its products at a lower cost than most competitors. This is made possible through Diguang Electronics’ skilled labor force with a relative lower labor cost level after the enactment and effectiveness of the new labor law in China on April 1, 2008. Existing economies of scale also contribute to keeping costs low. Diguang Electronics also has the ability to deliver its initial run of products within 15 to 30 days from the time an order is placed, while many of its competitors may require more time. This rapid fulfillment capability is possible because of Diguang Electronics’ large and skilled product development team, and it provides an important advantage to Diguang Electronics in this competitive market.

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

As a full-service manufacturer of CCFL, LED backlights for LCDs Diguang Electronics works with its customers to design the proper backlight to meet the customers’ specifications for a particular product and application. Nearly all of Diguang Electronics’ products are customized in terms of customers’ specific applications. Diguang Electronics currently co-develops 30-50 new products with customers each month. Diguang Electronics has developed or co-developed more than 2,600 different products and over 2300 sets of molds for LED/CCFL backlights meeting different customer specifications to date and has put more than 2,000 LED/CCFL products meeting unique customer specifications into mass production. Diguang Electronics typically does not receive direct payments from customers to develop products, but includes such costs of developing products to meet customers’ specification in current period expenses and takes consideration of the costs in its pricing with the customers.

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

Significant Recent Events

Credit facilities provided by banks

1.      On July 1, 2008, Diguang Electronics entered into a Facility Agreement, the “Facility Agreement”, with Shenzhen Ping An Bank Co. Ltd., “Ping An Bank”, as lender, pursuant to which, Ping An Bank would provide Diguang Electronics with bank loan facilities for up to RMB40,000,000, or $5,863,000.

The facilities under the Facility Agreement, the “Facilities”, consist of (i) a RMB30,000,000, or $4,397,000, term loan that was available until June 30, 2009 at a prevailing benchmark interest rate stipulated by the People’s Bank of China and (ii) a RMB10,000,000, or $1,466,000, bankers’ acceptance. The Facilities were expected to be used in connection with the purchase of raw materials relating to Diguang Electronics’ business and would mature on December 1, and 2, 2009 respectively.

To renew bank loans of RMB30 million with Shenzhen Ping’an Bank, Diguang Electronics repaid RMB30 million on December 1 and December 2, 2009 respectively when the loans fell due. Diguang Electronics received RMB10 million, equivalent to $1,465,008 as of December 31, 2009 from the Bank on December 25, 2009 and the remaining RMB20 million was received on January 6, 2010. The renewed bank loan will mature in one year. Pursuant to the renewed loan agreements, the plant in Dongguan Diguang S&T with net book value of $4,409,253 was put as pledge and the prevailing annual standard rate was 5.46% under the stipulation from the People's Bank of China.

The abovementioned RMB30 million loans were borrowed under the RMB30 million bank loan facilities provided by Shenzhen Ping’an Bank. Diguang Electronics also received pledged import financing loans from Shenzhen Ping’an Bank. The import financing loans were guaranteed by equivalent deposit of cash.

The Company borrowed bank loans of $2,194,175 and $2,159,475 for import financing purposes from Shenzhen Ping’an Bank on May 15, 2009 and June 12, 2009, respectively. The loans will mature in one year and have annual rates of 1.68% and 1.9425%. The proceeds of the above $4,353,650 loans were received in U.S. Dollars, and Diguang Electronics was required to repay the loans in RMB at fixed exchange rate of 6.8354 and 6.8336 between U.S. Dollar and RMB respectively when the loans mature. The impact of change in exchange rate on the loan is immaterial as of December 31, 2009. The loans were guaranteed by an equivalent cash deposit in local currency of RMB 29,631,994, with an annual deposit rate of 2.25%.

On January 12, 2010, Diguang Electronics received import financing loan of $2,996,989 from Shenzhen Ping’an Bank with annual interest of 2.31%, which will mature on January 12, 2011. Diguang Electronics was required to repay the loan in RMB at the fixed exchange rate of 6.7601 between U.S. Dollar and RMB when the loan matures. The cash deposit to guarantee the loan was RMB20,461,641, equivalent to $2,997,018 as of December 31, 2009 with an annual deposit rate of 2.25%.

2.      On May 18, 2009, the Board of Directors of the Company approved the application of Diguang Electronics for banking facilities of RMB100 million from China Development Bank Co., Ltd. The banking facilities will be used in connection with the construction of the new facility located on the land owned by Diguang Electronics in Guangming District of Shenzhen City. The application of RMB100 million bank facilities had been approved by China Development Bank Co., Ltd.

On June 25, 2009, before the application procedures were finalized, Diguang Electronics entered into a loan agreement with China Development Bank Co., Ltd. to borrow RMB30 million, which will be included in the aforementioned RMB100 million facilities when the final approval procedures are completed. Diguang Electronics received RMB30 million from China Development Bank Co., Ltd. on July 3, 2009. The loan bears an annual rate of 5.31%, the current benchmark interest rate pronounced by the People's Bank of China, and will mature in one year.

The RMB100 million banking facilities are secured by the followings: two joint and several personal guarantees from Mr. Song Yi and Mr. Song Hong, directors of the Company; a collateral placed on the office space owned by Diguang Electronics with a carrying amount of $2,253,525.44; a collateral placed on the land use rights on a piece of land located in the Guangming District of Shenzhen with a carrying amount of $2,400,967.

On December 30, 2009, Diguang Electronics paid RMB3 million to China Development Bank as 5 years’ guarantee expense for the RMB100 million bank facilities and the bank facilities formally became effective then. Diguang Electronics received RMB30 million from the bank on January 5, 2010 and repaid RMB25 million of the abovementioned RMB30 million bank loans on the same day. On February 1, 2010, Diguang Electronics received a further RMB15 million from the bank and repaid the remaining RMB5 million of the RMB30 million loan.

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

The Company has spent $1,214,684, $1,610,329 and $3,049,703 for the years ended 2007, 2008 and 2009 respectively on research and development efforts to improve existing products and processes and to develop new products, not including the expenses to develop particular backlight products utilizing existing technology to meet customer specifications for products.

The Company’s major manufacturing processes are “dry,” meaning that they do not involve significant quantities of solvents, plating solutions or other types of materials that lead to the generation of large amounts of hazardous wastes, process wastewater discharges or air pollutant emissions. The Company has moved into its state-of-the-art manufacturing facility in Dongguan in 2005, and is now constructing a new manufacturing facilities in Guangming District of Shenzhen City. But environment-related costs are not expected to be a material portion of the costs of constructing that facility, given the nature of the Company’s processes.

Customers

The Company’s customer base consists of many large and medium sized companies, which include Hannstar-TPV Display (Wuhan) Corp., ALCO, HOT TRACKS, Transcend Optronics , LG Philips, Shinco, Action Asia( Shenzhen) Co Ltd., LG Philips, DLong Group, IZ Technology, GREE, Shanghai Tianma, Zhejiang Tianle Group, Konka Group, Arima Display Corporation etc In 2009, the Company’s largest customer by sales volume accounted for approximately 11% of total revenues. The Company’s top three customers accounted for approximately 22% of revenues and collectively. The Company’s top three customers included Hannstar-TPV Display (Wuhan) Corp., Shinco Group and Action Asia (Shenzhen) Co Ltd. As a result, the loss of one or more of the Company’s top customers or a significant decrease in the volume of business that the Company does with those customers would have a material adverse effect on its business. To help protect against that risk, the Company continually seeks to diversify its customer base, in particular by expanding its international sales efforts. The Company also expects to introduce new backlight technologies for a variety of applications that will help expand and diversify its customer base.

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

As with most other products, competitive advantages in backlights derive from a favorable combination of price, quality and customer service. The Company believes that it is well-positioned to compete effectively in all three of those areas. The Company has moved into a new state-of-the-art manufacturing facility, which provides it with significant efficiencies and the space to increase its output from 100,000 small and medium units per day to 200,000-300,000 units per day, depending on size of products. In addition, China’s well-known labor cost advantages relative to Japan, Korea and Taiwan have enabled the Company to put price pressure on its foreign rivals, thereby helping the Company to gain market share while maintaining certain margins. The Company currently expects that growth to continue. However, as more of the world’s backlight productions shift to China, the Company’s comparative advantage of lower costs comparing to other Asian countries will diminish.

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

Intellectual Property

Diguang Electronics owns 28 current patents. The patent transfer agreement for seven unexpired Chinese is in the process of being drafted as the Company is discussing with Mr. Yi Song, the owner of the patents and Diguang’s Chairman and CEO, whether or not any consideration, either cash or stock or both, would be paid for the contemplated patents transfer. However, prior to the completed patent transfer, Yi Song by way of a written license allowed Diguang Electronics to use his backlight patents free of charge until the relevant patents have been transferred to Diguang Electronics. Two of these patents expire in March 2008 and October 2009, which are not significant to the Company’s operation, respectively, and the remaining six have expiration dates ranging from 2010 to 2013.

These patents include:

Patent Name		Patent Number	Holder	Effective date of Patents	Expiry date of Patents

1	Efficiency Backlight and front Backlight of Side radiation	ZL 00 2 33726.6.	Yi Song	12/05/2000	11/05/2010

2	Efficiency Photosensitive Sensor for Graphic Content	ZL 01 2 01714.0	Yi Song	20/01/2001	19/01/2011

3	Efficiency Uniform Illuminance Equipment	ZL 02 2 05116.3	Yi Song	10/02/2002	9/02/2012

4	Advanced Efficiency Backlight of Side radiation	ZL 01 2 19472.7	Yi Song	13/04/2001	12/04/2011

5	Efficiency Uniform Backlight of Front Backlight and White Backlight radiation	ZL 01 2 71009.1	Yi Song	19/11/2001	18/11/2011

6	High Efficiency of Light Source for Planar Fluorescent Lamp	ZL 200420006645.8	Yi Song	11/03/2004	10/03/2014

7	Improved Uniform and Luminous Side Backlight Device with High Efficiency	ZL 090220868	Yi Song	30/11/2001	29/11/2011

8	Efficiency Fluorescent Lamp of New Model	ZL 200320130305.1	Diguang Electronics	23/12/2003	22/12/2013

9	Efficiency Photosensitive Sensor for Graphic Content	Taiwan Patent	Yi Song	22/03/2001	22/03/2011

10	LED Optic Display	ZL200410074672.3	Yi Song	13/09/2004	13/09/2024

11	LED Grouping with Parallel Connected Backlight Modules for Big Sized TFT-LCD TV	ZL200620120892.X	Diguang Electronics	11/07/2006	11/07/2016

12	LED backlight module with adiabatic euphotic material radiator system	ZL200720005429.5	Diguang Electronics	23/04/2007	23/04/2017

13	Backlight Modules with LED Reflect Concave	ZL200620120893.4	Diguang Electronics	11/07/2006	11/07/2016

14	arrayed LED backlight modules with direct type	ZL200620120894.9	Diguang Electronics	11/07/2006	11/07/2016

15	Lightings and Lamps	ZL200720001219.9	Diguang Electronics	09/01/2007	09/01/2017

16	Inserted CCFL Backlight Module	ZL200620139418.1	Diguang Electronics	30/12/2006	30/12/2016

17	LED Light Source System with Heat Conduction and Heat Dissipation System	200710305676.1	Diguang Electronics	19/12/2007	19/12/2027

18	Side Lighting Backlight with Integrated Light Guide Plate and Braced Frame	ZL200720156070.1	Diguang Electronics	26/07/2007	26/07/2017

19	LED Lightings (Streetlight)	ZL200720126525.5	Diguang Electronics	08/08/2007	08/08/2017

20	Direct Type Backlight	ZL200510090917.6	Diguang Electronics	19/08/2005	19/08/2025

21	Lightings and Lamps	ZL200720177852.3	Diguang Electronics	12/10/2007	12/10/2017

22	Video Controlled LED Backlight and Its Controlling Calculation	200610090989.5	Diguang Electronics	06/07/2006	06/07/2026

23	Efficiency Planar Light Source	ZL200410039145.9	Diguang Electronics	12/02/2004	12/02/2024

24	High-Efficient Flat Fluorescent Light Source	ZL200420006645.8	Yi Song	11/3/2004	11/3/2014

25	TFT-LCD Use LED Backlight Module	ZL200610127036.1	Diguang Electronics	21/09/2006	21/09/2026-

26	LED Light Source Product	ZL200510103516.X	Diguang Electronics	19/09/2005	19/09/2025

27	PCB Structure of Downward-Type LED Backlight Module	ZL200820117364.8	Diguang Electronics	23/06/2008	23/06/2018

28	Slim Type Integrated TFT-LCD Display	ZL200820124984.4	Diguang Electronics	31/07/2008	31/07/2018

29	LED Dynamic Backlight Control Circuit	ZL200610150425.6	Diguang Electronics	27/10/2006	27/10/2026

30	Strip Shape LED PCB and LED Light Source Structure	ZL200820133517.8	Diguang Electronics	29/08/2008	29/08/2018

31	LED Light with Function of Landscape Lighting	ZL200820131088.0	Diguang Electronics	02/09/2008	02/09/2018

32	Double Screen Notebook	200920135543.9	Diguang Electronics	13/03/2009	13/03/2019

33	Double Screen Display	200920135540.5	Diguang Electronics	13/03/2009	13/03/2019

34	LED Dynamic Backlight Control Calculation Method	200610170237.X	Diguang Electronics	21/12/2006	21/12/2026

35	LED Sensor Light (Type A)	200930001801.X	Diguang Electronics	07/01/2009	07/01/2019

36	LED Sensor Light (Type C )	200930001802.4	Diguang Electronics	07/01/2009	07/01/2019

37	Video-controlled Dynamic LED Backlight Components	ZL200920149307.2	Diguang Electronics	08/04/2009	08/04/2019

38	Ultra Slim LCD Device Which Dissipates Heat Efficiently	ZL200920132753.2	Diguang Electronics	12/06/2009	12/06/2019

Almost all of the Company’s products incorporate technology from one or more of the above patents. As these patents expire, the technology that they represent will become available to other backlight manufacturers. The expiration of two patents in 2008 and 2009 did not have material adverse impact on the Company’s operation results. However, the pace of change in this field will generally mean that the technology represented by the expired patents is out-of-date. The Company’s efforts will remain directed toward the development of new patents for leading-edge technologies that will help the Company to maintain its technological advantage. The Company also intends to patent its new inventions both in China and internationally, and it continues to work closely with leading Chinese universities and research institutions in the development of such technology.

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

•  The Company will be able to capitalize on economic reforms ;

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

A significant portion of the Company’s revenue is generated from a small number of customers. 22% of the total revenue was generated from top three customers in the year ended December 31, 2009. Roughly 11% of the total revenue comes from one largest customer. Under present conditions, the loss of any of these customers, or a significant reduction in the Company’s level of sales to any or all of them, could have a material adverse effect on the Company’s business and operating results.

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

Moreover, the Company’s cost structure is subject to fluctuations from inflationary pressures in China and other geographic regions where the Company conducts business. China's economy is currently growing. This growth may lead to continued pressure on wages and salaries that may exceed increases in productivity. In addition, these may not be compensated for and may be exacerbated by currency movements.

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

The Company extends credit to its customers based on assessments of their financial circumstances, generally without requiring collateral. As of December 31, 2009, the Company’s accounts receivable, after deducting an allowance for bad debts, was $14 million. The Company’s overseas customers may be subject to economic cycles and conditions different from those of its domestic customers. The Company may also be unable to obtain satisfactory credit information or adequately secure the credit risk for some of these overseas customers. The extension of credit presents an exposure to risk of uncollected receivables. Additionally, the Company may not realize from receivables denominated in a foreign currency the anticipated amounts in United States dollar terms due to fluctuations in currency values. The Company’s inability to collect on these accounts may reduce on the Company’s immediate and long term liquidity.

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

Diguang Electronics currently possesses 38 Chinese patents, and the Company utilizes the additional patented technologies that are material to its business, which are in the process of being transferred to Diguang Electronics from Yi Song, referred to in its prior filings as Song Yi to conform to Chinese convention of last name first, its Chairman, CEO and the current owner of the patents. If the patents are not successfully transferred, the Company will not be able to use the same patents, which would hamper the Company’s production and this would have a material and adverse effect on its business and revenues. If a patent is infringed upon by a third party, the Company may need to devote significant time and financial resources to attempt to halt the infringement. The Company may not be successful in defending the patents involved in such a dispute. Similarly, while the Company does not knowingly infringe on patents, copyrights or other intellectual property rights owned by other parties; it may be required to spend a significant amount of time and financial resources to resolve any infringement claims against it. The Company may not be successful in defending its position or negotiating an alternative remedy. Any litigation could result in substantial costs and diversion of the Company’s management resources and could reduce the Company’s revenues and profits.

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

The Company’s success is dependent, to a large extent, on its ability to retain the services of its executive management, who have contributed to its growth and expansion to date. The executive directors play an important role in the Company’s operations and the development of its new products. Accordingly, the loss of their services, in particular Mr. Yi Song without suitable replacements, will have an adverse affect on the Company’s business generally, operating results and future prospects.

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

The Company may be subject to fines and legal sanctions imposed by State Administration of Foreign Exchange(SAFE) or other Chinese government authorities if it or its Chinese directors or employees fail to comply with recent Chinese regulations relating to employee share options or shares granted by offshore listed companies to Chinese domestic individuals

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by SAFE on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans with Chinese domestic individuals’ participation require approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese domestic individuals who are granted share options or shares by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with the SAFE and complete certain other procedures. As the Company is an offshore listed company, its Chinese domestic directors and employees who may be granted share options or shares shall become subject to the Stock Option Rule. Under the Stock Option Rule, employees stock holding plans, share option plans or similar plans of offshore listed companies with Chinese domestic individuals’ participation must be filed with the SAFE. After the Chinese domestic directors or employees exercise their options, they must apply for the amendment to the registration with the SAFE. The Company is reviewing the procedures for such SAFE registration. If the Company or its Chinese domestic directors or employees fail to comply with these regulations, the Company or its Chinese domestic directors or employees may be subject to fines or other legal sanctions imposed by the SAFE or other Chinese government authorities.

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

The value of the Renminbi, the main currency used in China, fluctuates and is affected by, among other things, changes in China’s political and economic conditions. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate had remained stable over the past several years. However, Chinese Government recently adopted a floating rate with respect to the value of Renminbi against foreign currencies, with a 0.3% fluctuation. As a result, the exchange rate was slightly increased to RMB 6.83 against the dollar at December 31, 2009, accounting for a 0.05% increase of Renminbi within one year. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various effects on the Company’s business, which include making its products more expensive relative to those of its competitors than has been true in the past, or increasing the Company’s profitability when stated in dollar terms. It is not possible to predict if the net effects of the appreciation of the Renminbi, if it occurred, would be positive or negative for the Company’s business.

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

Diguang Electronics is registered in Shenzhen and was subject to a favorable income tax rate of 15% compared to a statutory income tax rate of 33%, 30% for the central government and 3% for the local government. Diguang Electronics has been deemed a high-tech company by Shenzhen Bureau of Science, Technology & Information. Diguang Electronics was subject to an income tax rate of 15% since January 1, 2007 according to the old tax law. A newly enacted enterprise income tax law (“EIT Law”) was effective January 1, 2008. The EIT Law imposes a unified EIT of 25% on all domestic-invested enterprises and foreign invested enterprises unless these foreign investment enterprises qualify under certain grand-father rules. For enterprises like Diguang Electronics which were taxed under the privileged preferential income tax rate of 15% under the old tax law, the applicable income tax rate should transit to 25% in 5 years, that is, 18% in the year ended December 31, 2008, 20%, 22%, 24% and 25% in the following four years ending December 31, 2009, 2010, 2011 and 2012, and 25% thereafter. So the applicable income tax rate for Diguang Electronics is 20% for the year ended December 31, 2009.

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

Though a company's nominal share price by itself may not provide much assistance in judging its business prospects, however, stocks at low levels can negatively impact investors' psychology and therefore it will limit such company ’ s ability to raise new equity capital or make acquisitions using stock as currency, and it limits institutional ownership and brokerage research coverage. In addition, some brokerages discourage customers from buying lowly priced stocks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTY

Neither the Company, Diguang Holdings, Well Planner nor Diguang Technology own or lease any property. The Company’s indirect subsidiary, Diguang Electronics, was headquartered in Shenzhen, China. Diguang Electronics acquired an office space of 1,220 square meters at a cost of RMB15,369,877, or approximately equivalent to $2,252,822, and occupied the office in May 2007 as the office building of the Company and Diguang Electronics. On June 29, 2007, Diguang Electronics acquired a land with land usage right of 34,930 square meters in Shenzhen, at a total cost of RMB17,278,052, or approximately equivalent to $2,532,510.

Dongguan Diguang S&T owned property with a cost of RMB67,718,277, or approximately equivalent to $9,925,728, which was constructed by Dongguan Diguang S&T in the year 2005 and 2007. The property of Dongguan Diguang S&T was used as production base for Diguang Electronics.

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

Future minimum payments required under the lease agreement with Hannstar-TPV Display (Wuhan) Corp. and Wuhan TPV that has an initial or a remaining lease term in excess of one year at December 31, 2009 are as follows:

Year Ended December 31,	Amount
2010	$183,096

In October 2007, Dihao entered into a lease agreement with Transcend Optronics (Yangzhou) Co, Ltd. to rent the factory at a rental of RMB 96,747, or approximately $12,750, per month for the period from October 1, 2007 to September 30, 2009. The monthly rental increased to RMB 99,713, or approximately $14,336, from June 1, 2008. The new lease rental is RMB 120,882, or approximately $17,379 per month, which started from October 2009.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) MARKET PRICES OF COMMON STOCK

The Company’s common stock currently trades in the over-the-counter market on the OTC Bulletin Board under the symbol “DGNG. The following table shows for the periods indicated the high and low bid quotations for Diguang’s common stock, as reported by financial reporting services. These quotations are believed to represent inter-dealer quotations without adjustment for retail mark-up, mark-down or commissions, and may not represent actual transactions.

PERIOD	HIGH BID	LOW BID
FISCAL 2008
First Quarter	$2.5	$0.95
Second Quarter	$1.30	$0.75
Third Quarter	$1.0	$0.46
Fourth Quarter	$0.95	$0.06

FISCAL 2009
First Quarter	$0.28	$0.06
Second Quarter	$0.60	$0.16
Third Quarter	$0.60	$0.30
Fourth Quarter	$0.40	$0.24

(b) STOCKHOLDERS

The Company’s common shares are issued in registered form. Signature Stock Transfer, Inc. in Plano, Texas is the registrar and transfer agent for the Company’s common stock. As of December 31, 2009 there were 22,593,000 shares of the Company’s common stock issued and 22,072,000 shares outstanding and the Company had approximately 100 stockholders of record as of December 31, 2009.

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

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The securities authorized for issuance under equity compensation plan are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights($/sh)	Number of securities remaining available for future issuance
Equity Compensation Plan approved by security holders	1,201,917	1.77	298,083

As of December 31, 2009, 1,201,917 of the Company’s common stock are subject to outstanding options. This is because approximately 540,000, 26,000, 888,000 and 50,000 shares of option of the Company’s common stock were granted in 2006, 2007, 2008 and 2009 respectively, under the Diguang 2006 Option Plan. None of these options has been exercised. But 302,083 shares subject to the option were forfeited due to staff resignation. Pursuant to the terms of the Amended and Restated Share Exchange Agreement, the Company assumed Diguang’s outstanding 2006 stock incentive plan covering options totaling the equivalent of 1,500,000 shares of the Company’s common stock. The exercise price for each of these options is $5 per share for 566,000 shares, $1.19 per share for 40,000 shares, $0.12 per share for 548,000 shares, $0.10 per share for 300,000 shares and $0.51 for 50,000 shares. Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date, but options granted to independent directors vest monthly at the end of each month, options granted to chief operating officer vest quarterly at the beginning of each quarter over three years, and options granted in 2009 vested immediately. The options that have been issued expire ten years from their grant date.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements, including statements that include the words "believes," "expects," "estimates," "anticipates" or similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. Risk factors include, but are not limited to, costs associated with financing new products; the Company’s ability to cost-effectively manufacture its products on a commercial scale; the concentration of the Company’s current customer base; competition; the Company’s ability to comply with applicable regulatory requirements; potential need for expansion of the Company’s production facility; the potential loss of a strategic relationship; inability to attract and retain key personnel; management's ability to effectively manage the Company’s growth; difficulties and resource constraints in developing new products; protection and enforcement of the Company’s intellectual property and intellectual property disputes; compliance with environmental laws; climate uncertainty; currency fluctuations; control of the Company’s management and affairs by principal shareholders

The reader should carefully consider, together with the other matters referred to herein, the information contained under the caption "Risk Factors" in the Company’s current Report on Form 8-k filed with the commission on March 21, 2006 for a more detailed description of these significant risks and uncertainties. The Company cautions the reader, however, not to unduly rely on these forward-looking statements.

RISK FACTORS

Investment in the Company’s common stock involves risk. You should carefully consider the investing risks before deciding to invest. The market price of the Company’s common stock could decline due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included in this report, including the Company’s consolidated financial statements and the accompanying notes. You should pay particular attention to the fact that the Company is a holding company with substantial operations in China and is subject to legal and regulatory environments that in many respects differ from that of the United States. The Company’s business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed in this report and any others not foreseen. This discussion contains forward-looking statements.

Business Overview

The Company specializes in the design, production and distribution of Light Emitting Diode, “LED”, and Cold Cathode Fluorescent Lamp, “CCFL”, backlights for various Thin Film Transistor Liquid Crystal Displays, “TFT-LCD”, and Super-Twisted Nematic Liquid Crystal Display, “STN-LCD”, Twisted Nematic Liquid Crystal Display, “TN-LCD”, and Mono LCDs, taken together, these applications are referred to as “LCD” applications. Those applications include color displays for cell phones, car televisions and navigation systems, digital cameras, televisions, computer displays, camcorders, PDAs and DVDs, CD and MP3/MP4 players, appliance displays and the like. The Company started its trial run of producing LED TV sets with two sizes in later 2009.

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

Diguang Electronics was established as an equity joint venture in Shenzhen under the laws of the People’s Republic of China (the “PRC”) on January 9, 1996. As of December 31, 2009, Diguang Electronics had approximately 1,512 full-time employees.

Dihao is a 100% wholly owned subsidiary of North Diamond. We gained controlling interest of Dihao by acquiring 65% of North Diamond on January 3, 2007. As of December 31, 2009, Dihao has approximately 179 full-time employees.

Wuhan Diguang was established on March 13, 2007 and commenced its operation on July 1, 2007. Wuhan Diguang was established with the capacity to provide large inches of TFT-LCD which are mainly sold to its customers from Taiwan. Wuhan Diguang had approximately 221 employees as of December 31, 2009.

Dongguan Diguang Electronics Science and Technology Co. Ltd., “Dongguan Diguang S&T”, was originally established to be the production base of Diguang Electronics. It became a wholly-owned subsidiary of Diguang Holdings since December 30, 2007 upon acquisition. Dongguan Diguang S&T started its own manufacturing activities since the second half year of 2008. As of December 31, 2009, Dongguan Diguang S&T has approximately 64 full-time employees.

Well Planner is involved in the import of raw materials into China and export of finished products from China. It established a wholly owned subsidiary in 2009 named Shenzhen Optimum, a China based entity focusing on sales of LED TV sets in China in 2010.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition presented in this section are based on the Company’s financial statements, which have been prepared in accordance with the generally accepted accounting principles in the United States. During the preparation of its financial statements the Company is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that we believe are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

Revenue generated from sales of backlight units to customers is recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, the significant risks and rewards of the ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured. The Company will sign sales order (or purchase order prepared by customers) with customers for each sales transaction. A sales order signed by both parties is deemed to be persuasive evidence for revenue recognition. Sales terms of products are usually “FOB destination” and the delivery is deemed to occur when the products have been delivered to the sites prescribed by customers. Revenue is recognized when the Company receives customers’ confirmation of transaction statements. Due to the nature of backlight products, when the products have quality issue, the Company will replace these products and the products with quality issue are brought back. Accordingly, no provision has been made for returnable goods. Revenue presented on the Company’s income statements is net of sales taxes.

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

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2007, 2008 and 2009 were adequate, respectively. However, actual write-off might exceed the recorded allowance.

Inventories

Inventories are composed of raw materials and components, work in progress, finished goods and consignment goods, most of which are related to backlight products. The consignment goods are owned by the Company as inventory and are stored at a customer’s place.

Inventories are valued at the lower of cost (based on weighted average method) and the market. Full amount provisions were made for obsolete inventories which are difficult to estimate future utilization. Once the inventory cost is written down, the written-down costs are treated as a new cost basis for the inventory, and are not adjusted back up to the previous cost basis in future periods. For inventories which will be used in ordinary course of production or sales, the net realizable value of the inventories is compared with their carrying value, if the net realizable value is lower than the carrying value, a provision for the difference between the net realizable value and the carrying value of the inventories was recognized. Net realizable value is determined based on the most recent selling price of these inventories less the estimated cost to sell.

Income Taxes

The Company recognizes deferred tax liabilities and assets when accounts for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Diguang Electronics is registered in Shenzhen and was subject to a favorable income tax rate at 15% compared to a statutory income tax rate of 33%, 30% for the central government and 3% for the local government. And Diguang Electronics has been deemed a high-tech company by Shenzhen Bureau of Science, Technology & Information. Under this category, Diguang Electronics has been entitled to enjoy a 50% exemption from enterprise income tax at the rate of 15% for the years from January 1, 2004 to December 31, 2006. Diguang Electronics was subject to an income tax rate of 15% since January 1, 2007 according to the old tax law. A newly enacted enterprise income tax law (“EIT Law”) was effective January 1, 2008. The EIT Law imposes a unified EIT of 25% on all domestic-invested enterprises and foreign invested enterprises unless these foreign investment enterprises qualify under certain grand-father rules. For enterprises like Diguang Electronics which enjoyed a privileged preferential income tax rate of 15% under the old tax law, the applicable income tax rate should transit to 25% in 5 years, that is, 18% in the year ended December 31, 2008, 20%, 22%, 24% and 25% in the following four years ending December 31, 2009, 2010, 2011 and 2012, and 25% ever after. So the applicable income tax rate for Diguang Electronics is 20% for the year ended December 31, 2009.

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

Dihao is registered in Yangzhou and has been deemed a high-tech company by Yangzhou Bureau of Science, Technology and Information. Under this category, Dihao was entitled to enjoy a 100% exemption of corporate income tax for the two years from January 1, 2006 to December 31, 2007 and a 50% exemption of corporate income tax for the following three years from January 1, 2008 to December 31, 2010 in accordance with the preferential rules established by Yangzhou local tax authority on August 2, 1999. Under the new EIT Law, the income tax rate for Dihao is 25%; the applicable income tax rate for Dihao is 12.5% for the three years ending December 31, 2010.

Wuhan Diguang is registered in Wuhan. As a manufacturing company with foreign investment set up before March 16, 2007, Wuhan Diguang is entitled to enjoy a 100% exemption of corporate income tax for the first two years of operations with a profit position and a 50% exemption of corporate income tax for the following three years. After the five-year exemption period, Wuhan Diguang will be subject to the unified income tax rate of 25% in accordance with the new EIT Law. It is the second year for Wuhan Diguang to enjoy 100% exemption of income tax in 2009.

Dongguan Diguang S&T is registered in Dongguan of Guangdong Province and was entitled to enjoy a 100% exemption of corporate income tax for the first two years of operation and a 50% exemption of corporate income tax for the following three years and will be subject to the unified income tax rate of 25% after the five-year exemption period. Dongguan Diguang S&T has used up its two years’ 100% exemption in the year 2008 and 2007, even though it suffered losses in these two years. It is the first year for Dongguan Diguang S&T to enjoy 50% exemption of income tax in 2009.

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

Because the consolidated financial statements were based on the respective entities’ historical financial statements, the respective effective income tax rate for the periods reported represents the effect of actual income tax provisions incurred by Diguang Electronics, Dihao, Wuhan Diguang, Dongguan Diguang S&T and Diguang International Development Co., Ltd.

Impairment of Long-Lived Assets

The Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Impairment of Financial Investments

The Company accounts for its investments in common stocks using the cost method. Other than temporary impairment loss is recognized when a series of operating losses of an investee or other factors indicate a decrease in value of investments.

Share-Based Payments

The Company receives employee and certain non-employee services in exchange for (a) equity securities of the Company or (b) liabilities that are based on the fair value of the Company’s equity securities or that may be settled by the issuance of such equity securities. The Company uses a fair-value-based method to calculate and account for above mentioned transactions.

Recently Issued Accounting Pronouncements Adopted

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

FASB ASC 805-20

Effective January 1, 2009, the Company adopted FASB ASC 805-20, “Noncontrolling Interests in Consolidated Financial Statements.” FASB ASC 805-20 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. FASB ASC 805-20 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.

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

FASB ASC 860

In June 2009, the FASB issued ASC 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in years beginning after November 15, 2009 and in interim periods within those years with earlier adoption prohibited. The adoption of ASC 860 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASU 2009-05

In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, "Measuring Liabilities at Fair Value," which amends the guidance in ASC 820, Fair Value Measurements and Disclosures, to provide guidance on fair value measurement of liabilities. If a quoted price in an active market is not available for an identical liability, ASU 2009-05 requires companies to compute fair value by using quoted prices for an identical liability when traded as an asset, quoted prices for similar liabilities when traded as an asset or another valuation technique that is consistent with the guidance in ASC 820. ASU 2009-05 will be effective for interim and annual periods beginning after its issuance. The Company will adopt this ASU 2009-05 on January 1, 2010 and expects that the adoption will not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASU 2009-13

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This update removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The new guidance also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. The provisions will be effective for revenue arrangements entered into or materially modified in our year 2011 and must be applied prospectively. The Company is currently evaluating the impact of the provisions of ASU 2009-13.

FASB ASU 2009-17

In November 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” The ASU changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. These provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2009 and 2008

Revenue

Net revenue was approximately $44.1 million for the year ended December 31, 2009, a decrease of $11.3 million, or 20%, compared with $55.4 million for the prior year. The decrease in sales revenue was primarily due to the negative impact of reduced demand in backlight end products as a result of the global financial crisis which began from the third quarter of 2008. From the third quarter of 2009, the market showed a slow upward trend and the Company expanded sales revenue both on its traditional products and newly developed products of large size LED backlights and LED monitors. Among the total decrease of $11.3 million in sales revenue, $3.7 million, $3.4 million and $4.2 million came from the Company’s three manufacturing facilities in Dongguan, Yangzhou and Wuhan, respectively.

The total net revenue can be divided into international sales and domestic sales as follows:

	Years Ended December 31,
	2008	2009
International sales	40,429,000	26,290,000
Domestic sales	15,002,000	17,785,000
Total	55,431,000	44,075,000

Domestic sales amounted to 40% of total sales revenue for 2009, compared with 27% in 2008. The increase trend in proportion of domestic sales reflected both the heavier adverse impact of the worldwide financial crisis in the international market and management’s effort in developing the domestic market.

Sales to international customers totaled $26.3 million for the year ended December 31, 2009, a decrease of $14.1 million, or 35%, compared with $40.4 million for the prior year. The international sales revenue was affected significantly by the global recession. The significant decrease of international sales was primarily due to weakened market demand for the digital display products such as automobile TV, portable DVD, MP3 and MP4 and LCD products. Diguang Electronics lost sales revenue of $5.7 million and $4.2 million from its three major customers in Korea and Hong Kong respectively, primarily due to these three customers losing their orders of portable DVD and digital photo frame products. Wuhan Diguang and Dihao together lost sales revenue of $7.8 million from their major Taiwanese customers. With large customers reducing their orders, the Company managed to increase sales revenue to other customers. The $10.9 million decrease in sales to big customers was mitigated by the increase of $3.1 million in sales to other customers.

The Company has tried its best to develop new customers in both the international and domestic markets throughout 2009 to offset the negative impact of losses of sales orders from existing big customers.

Sales to domestic customers were $17.8 million for 2009, an increase of $2.8 million, or 19%, compared with $15 million for 2008. The increase of domestic sales revenue was the result of management’s strategy to develop the domestic market. The Company recognized sales revenue of $7.5 million all from new domestic customers in 2009; among which, sales to the largest new customer amounted to $3.5 million in Diguang Electronics. On the other hand, the domestic revenue from sales of small to mid size LED products decreased by $4.7 million in 2009, because the Company chose to cease producing some small to media size products with lower gross margin.

The Company has thousands of categories of products and the product mixtures are constantly changing in order to adapt to market demands during 2009 and 2008. As the sale prices are quite different for different categories of products, it is almost impossible to discuss the impact of changes in volume and changes in product price here.

The Company already has three manufacturing facilities located in the East China region (Yangzhou), Central China region (Wuhan), and Southern China region (Dongguan). There are various capacities in the principal manufacturing facility of Dongguan to serve the customers which are LCD TV and monitor manufacturers and LCD assembly enterprises. The Company commenced to produce LED general light products in the Dongguan facility since June 2008 and large size LED backlights and monitors from 2009. Yangzhou factory used to focus on producing small and mid size CCFL and LED backlight products and began to produce new products of large size LCM products since the fourth quarter of 2009. Wuhan facility solely manufactures large size CCFL backlight products. The Company plans to set up another new manufacturing facility in Shenzhen of Southern China. This new facility will be used to manufacture large size LED back light products and LED TV sets. Based on these manufacturing facilities, the Company believes that it has strategically deployed its production capacity in China for its long term growth.

From the product mix aspect, the sales can be divided into six main categories: LED backlight, CCFL backlight, LCM, Mini-notebook assembly products, LED general light and LED monitor as follows.

	Years Ended December 31,
	2008	2009
LED backlight	25,756,000	21,359,000
CCFL backlight	27,319,000	11,133,000
LED LCM	604,000	6,055,000
CCFL LCM	852,000	4,200,000
Mini-notebook assembly	413,000	267,000
LED general lights	487,000	566,000
LED monitors	—	495,000
Total	55,431,000	44,075,000

The Company’s product mix changed significantly during 2009. For 2009, sales of total LED products, including LED backlight, LED LCM, Mini-notebook, LED general lights and LED monitors, amounted to $28.7 million, representing 65% of total sales revenue; sales of CCFL products, including CCFL backlight and CCFL LCM, amounted $15.3 million, representing only 35% of total sales revenue. It is the first time that sales proceeds of LED products exceeded CCFL products. Except for traditional superiority in contrast ratio, color gamut, localized dimming and low power consumption, now the market has enlarged demand to the environmental protection products world-widely, and LED products have satisfied the market requirement especially for the small to mid size of LED backlights with advantages of lower cost than the same size of CCFL products. The Company has concentrated in research and development of LED products in recent years and began to enjoy result of significantly increased sales revenue in LED products since the fourth quarter of 2009.

Sales of CCFL backlights totaled $11.1 million for the year ended December 31, 2009, a decrease of $16.2 million, or 59%, compared with $27.3 million for 2008. The dramatic drop in sales of CCFL backlights represented the accelerated replacement of CCFL products by LED products and the Company’s effort on expanding sales of LED products.

Sales of LED products totaled $21.4 million for the year ended December 31, 2009, a decrease of $4.4 million, or 17% from $25.8 million in the prior year. The Company tried hard to expand its share in the LED backlight market under the depressed situation of worldwide financial crisis. The Company upgraded its small size LED backlight products used in mobile phones and abandoned the old small size products with low or negative gross margin; accompanying with an increase of gross margin, sales revenue of upgraded small size LED backlights used for cell phones increased by $2.1 million to $6.1 million in 2009 from $4 million in 2008. The Company launched new products of large size LED backlight in the fourth quarter of 2009 and recognized sales revenue of $1.4 million. Facing the deeply depressed economy, the increase in sales of upgraded small size and new product of large size LED backlights could not mitigate the overall decrease of $7.9 million in sales of traditional small to mid size LED backlights.

The Company had penetrated into the LCM assembly in 2008. Total sales revenue from LED and CCFL LCM increased from $1.5 million in 2008 to $10.3 million in 2009, representing an increase of $8.8 million, or 587%. LED LCM and CCFL LCM sales revenue was $6.1 million and $4.2 million, respectively, in 2009, representing 59% and 41% of total LCM revenue in 2009, compared with 41% and 59%, respectively, in 2008. The change of LED and CCFL proportion was in line with the overall trend of backlight segment in display industry. In provision of LCM products, the TFT-LCD glass substitute is supplied by the Company’s customers on an OEM basis. The significant increase of LCM sales represented the success of the Company’s downstream integration strategy.

LED monitor is another new product launched in 2009. Sales of LED monitors began to expand in the fourth quarter of 2009 and the Company expects further expansion on sales of LED monitors in the near future.

The Company has not promoted its products of LED general lights and mini note-book successfully in 2009 as expected. In fact, the Company has decided to cease production of mini note-books. But the Company still has confidence on LED general lights market and will continue to promote its products in the future.

The Company expects the overall LED product shipments will continue to grow and be more sustainable as the transition from CCFL to LED backlights become more compelling due to its high performance in all aspects.

Cost of Sales

Since the basic materials for all backlight products are similar, the Company discusses cost of sales in the aggregate for all products. Cost of sales was $40.5 million for 2009, a decrease of $10.2 million, or 20%, compared with $50.7 million for 2008. The 20% decrease in cost of sales is parallel to the 20% decrease in sales revenue. Under the worldwide depressed economic circumstances in late 2008 and early 2009, some customers of the Company cancelled their purchase orders and inventories prepared for those cancelled orders became obsolete. The Company has recognized provision of $1.7 million for obsolete and slow-moving inventories, which counted for 4% of total cost of sales in 2009.

Raw material cost was $33.9 million for 2009, representing a decrease of $7 million, or 17%, compared with $40.9 million for the prior year. The decrease in raw material cost was mainly attributable to the decrease of sales revenue. The percentage of raw material cost to total cost of sales was 84% for 2009, compared with 81% for 2008; the increase of this percentage was the result of changes in the product mix. The Company began to put into scale production for new products of large size LED backlights and LED monitors; and these new products have higher raw material tie-up since the unit purchase price of raw materials used in new products is higher than traditional products. Raw materials cost accounted for 77% and 74% of total sales revenue in 2009 and 2008, respectively.

Labor cost was $3.3 million for 2009, representing a decrease of $3.2 million, or 49%, compared with $6.5 million for 2008. The percentage of labor cost to total cost of sales was 8% for 2009, compared with 13% for 2008. The decrease in sales revenue was one reason of decrease in labor cost; but the Company’s effort in improving management controls on labor cost counts most in reduction of labor cost. The Company has concentrated on cutting down expenses including labor costs ever since the last quarter of 2008 and began to adopt new labor cost control methods and incentive system to improve the workers’ productivity since October of 2009. The Company expected more efficiency in labor cost. Labor cost accounted for 8% and 12% of total sales revenue in 2009 and 2008 respectively.

Production overhead was $3.3 million for 2009, a decrease of $0.1 million, or 3%, compared with $3.4 million for 2008. The production overhead includes depreciation charges for fixed assets and amortization for building improvement, water and electricity expenses, repair expenses, and rentals, etc. Due to the semi-variable nature of production overhead, the decrease of production overhead is not necessarily directly associated with the decrease of cost of sales. The production overhead accounted for 7% and 6% of total revenue for 2009 and 2008, respectively.

Gross Margin

The overall gross margin for 2009 was 8%, a 1% decrease, compared with 9% gross margin for 2008. The Company’s effort in expanding sales of new or upgraded products with higher gross margin has to some extent smoothed the decrease trend of gross margin due to drops in overall sales volume.

The gross margin of LED products increased from 5% in 2008 to 8% in 2009. The Company has increased gross margin for nearly all categories of the LED products. The Company upgraded its small to mid size of LED backlight products used in mobile phones to increase its gross margin; gross margin on sales of such products was close to break even in 2009, compared with a negative 17% in 2008. Most importantly, the new products of large size LED backlights had a high gross margin of 27% and sales of these large size LED products accounted for 5% of the total LED products sales revenue in 2009.

Gross margin of CCFL products fell to 7% in 2009 from 11% in 2008. The decrease was primarily due to aggressive market competition on traditional CCFL products.

The gross margin for LCM had a significant increase from 3% in 2008 to 9% in 2009. The increase of gross margin mainly came from LED LCM products manufactured at Diguang Electronics and the Yangzhou facility. Launched in 2008, LED LCM products reached mass production in 2009 with total sales revenue of $6.1 million; which resulted in an increase in gross margin. But for CCFL LCM, the gross margin was in a decrease trend in 2009, which was in line with the change in gross margin for overall CCFL products.

Regarding international sales, the Company’s gross margin was approximately 8% for 2009, a 2% decrease, compared with 10% for 2008 due to the price reduction pressure from end users who are LCD panel makers. Regarding domestic sales, gross margin was approximately 8%, a 4% increase, compared with 4% for 2008. The increase of gross margin from domestic customers was due mainly to upgrade of small to mid size LED backlights used for mobile phones and launch of large size LED backlights.

Selling Expenses

Selling expenses were $2.3 million for 2009, an increase of approximate $482,000, or 25%, compared with $1.9 million for 2008. The increase of selling expenses was primarily due to increased promotion activities for new products in 2009 and payroll expenses increased with the increase of headcounts of sales personnel.

As a percentage of total revenue, selling expenses were approximately 5.3% for 2009 and 3.4% for 2008, respectively.

Research and Development Expenses

Net research and development expenses for 2009 were $3 million for 2009, an increase of $1.8 million, or 150%, compared with $1.2 million for 2008. Research and development expense increases were parallel to the Company’s efforts of upgrading products and launching new products. The increase in research and development expenses was attributable primarily to mould charges; the Company developed a series of new products including large size LED backlights, LED monitors and large size LCM products, and the mould charges increased approximately by $1.2 million in 2009 compared to the same type of expense in 2008.

The percentage of research and development expenses to total sales revenue was approximately 6.9% and 2.1% for 2009 and 2008, respectively.

General and Administrative Expenses

General and administrative expenses were $4.4 million for 2009, a decrease of $1.1 million, or 20%, compared with $5.5 million for 2008. General and administrative expenses mainly included payroll, provision for bad debts, professional service fee, rentals, share-based compensation and depreciation, etc. Payroll and share-based compensation decreased by $795,000 and $290,000, respectively, in 2009 compared with the same types of expense in the prior year. With management’s efforts in cutting costs, nearly all the expenses were reduced to some extents.

The percentages of general and administrative expenses to total sales revenue were approximately 10% for both 2009 and 2008.

Interest Expense

Net interest expenses were $367,000 for 2009, representing an increase of $107,000, or 41%, compared with $260,000 for 2008. With continuous losses through its operating activities, the Company had to seek more funds from bank loans to support its working capital demands. As of December 31, 2008, the loan from bank balance was $4.4 million. During 2009, bank loans actually used by the Company increased about $4.4 million. The interest expenses increased in line with the increase in bank loans.

Net interest expenses for 2009 and 2008 represented 0.8% and 0.5% of total sales revenue, respectively.

Other Expenses (Income)

Other income was $160,000 for 2009, representing an increase of $351,000, compared with expense of $191,000 for 2008. The increase in other expenses came primarily from foreign currency exchange gains due to changes in exchange rate between RMB and US dollars.

As a percentage to the total sales revenue, other income represented 0.4% and other expenses accounted 0.3% in 2009 and 2008 respectively.

Income Tax Provision

Income tax provision for 2009 was approximately $42,000, a decrease of $149,000, compared with $191,000 for 2008. Income tax provision for 2009 was accrued in Yangzhou Dihao and included reversal of deferred tax assets recognized in the prior year and minor adjustment to current income tax of the prior year. Income tax provision for 2008 was mainly accrued by Diguang Electronics and Yangzhou Dihao.

As a percentage to the total sales revenue, income tax provision represented 0.1% and 0.4% in 2009 and 2008 respectively.

Net Loss

Net loss was $7.2 million for 2009, compared with net loss of $4.7 million for 2008, representing an increase of $2.5 million, or 53%, in net loss. The increase in net loss suffered by the Company in 2009 was mainly due to the decrease in sales revenue, and increase of selling expense and research and development expenses as a result of the Company’s strategy in development and promotion of new LED products.

As a percentage of total revenue, net loss for 2009 and 2008 accounted for 16.3% and 8.5% respectively.

Losses per Share

The basic loss per share was $0.33 for 2009, compared with $0.21 for 2008. Increase in basic losses per share was due to increase of net loss occurred in 2009. The number of weighted average common shares outstanding was 22,072,000 and 22,156,000 for 2009 and 2008 respectively.

Liquidity and Capital Resources

Comparison of Years Ended December 31, 2009 and 2008

As of December 31, 2009, the Company had total assets of $52.0 million, of which cash amounted to $6.2 million and restrict cash amounted to $4.3 million, accounts receivable amounted to $14.0 million and inventories amounted to $7.4 million. The working capital was $2.8 million and the equity was $17.7 million on December 31, 2009, compared with $7.9 million and $24.8 million, respectively, on December 31, 2008. The quick ratios were approximately 0.85 and 1.02 on December 31, 2009 and 2008, respectively.

As of December 31, 2009, the cash position had a net decrease of $8.8 million as compared with cash position of $15 million as of December 31, 2008. The Company received further $1.5 million bank loans (net of guarantee deposit) to supplement its cash used in operating activities during 2009. In January and February of 2010, the Company received RMB20 million of loans from Shenzhen Ping’an Bank and RMB15 million out of RMB70 million bank facilities from China Development Bank; and the other RMB55 million bank facilities from China Development Bank will be available on demand of the Company. The Company estimated it has no minimum cash requirements for $16.5 million in 2010, $7.5 million for capital investment in construction of new manufacturing facility and $9 million for supplement of working capital. The Company believes that the total cash on hand and the current available credit line will be sufficient to meet its capital investment and working capital needs.

Net cash used in operating activities was $9.1 million for 2009, compared with $2.9 million for 2008. The increase in cash used in operating activities was primarily due to increased operating loss and increased cash occupied by working capital, especially accounts receivable. Cash of $7.1 million was tied up in working capital during 2009, among which increase of accounts receivable occupied cash of $4.9 million.

Non-cash items added approximately $5,281,000 back to cash flow in operating activities for 2009, increase of $1,200,000, compared with total non-cash items of $4,080,000 for 2008. Of the non-cash items of 2009, bad debt allowance was $869,000 for 2009, an increase of $648,000, compared with $221,000 for 2008. Inventory provision was $1.75 million for 2009, $510,000 higher than $1.24 million for 2008. Impairment loss from long term investment in Yangzhou Huaxia was $721,000 and $157,000 for 2009 and 2008, respectively. Due to the negative net assets in Yangzhou Huaxia, the Company wrote down investment in Yangzhou Huaxia to zero as impairment loss in 2009. Depreciation was $1,602,000 for 2009, a decrease of $231,000, compared with $1,833,000 for 2008. Approximately $281,000 was from share-based compensation, $291,000 lower than $572,000 for 2008.

The impact of the changes in operating assets and liabilities on cash flow was explained as follows.  The accounts receivable increased $4,899,000, compared with $3,080,000 decrease for 2008. Increase in accounts receivable was mainly due to increased sales volume in the fourth quarter of 2009 compared with the same period of the prior year.  Inventory increased by $1,903,000 during 2009, compared to a $1,073,000 increase in inventory for the same period of the prior year.  Higher level inventory was stocked up for sales orders received for the first quarter of 2010.   Deposits, prepayment and other receivables increased by $228,000, compared with the $452,000 decrease for 2008. VAT recoverable decreased $30,000, compared with a $292,000 decrease for 2008.

Accounts payable decreased by $196,000, compared with a $4,013,000 decrease in the 2008. Accruals and other payables increased by $258,000, compared to a 1,274,000 decrease for 2008. Advances from customers decreased by $236,000, compared with an $80,000 increase for 2008. Tax payable decreased $6,000, compared with a decrease of $23,000 for the same period of the prior year. The following summarized the impact of changes in operating assets and liabilities on cash flow between 2009 and 2008:

•	$7,979,000 from Accounts receivable (negative impact)

•	$830,000 from inventory(negative impact)

•	$680,000 from deposits, prepayment and other receivable (negative impact)

•	$262,000 from VAT recoverable (negative impact)

•	$3,817,000 from accounts payable (positive impact)

•	$1,532,000 from accruals and other payable (positive impact)

•	$316,000 from advance from customers (negative impact)

•	$17,000 from taxes payable (positive impact)

The total impact from above non-cash items and changes in operating assets and liabilities was approximately $4.7 million (negative impact).

Net cash used in investing activities amounted to $241,000 for 2009, a decrease of $3,559,000, or 94%, compared to $3.8 million in 2008. During 2008, the Company paid $1.2 million as acquisition consideration of ND and Dongguan S&T and paid $2.6 million to purchase plant, property and equipment, but the Company only paid $110,000 as acquisition consideration and $160,000 to purchase plant, property and equipment in 2009.

Net cash provided by financing activities amounted to $649,000 for 2009, compared with $4,554,000 for 2008. Net proceeds from bank loan were $1.5 million and $4.4 million for 2009 and 2008 respectively. Capital from non-controlling interest was $738,000 in 2008 compared with none in 2009. The Company repurchased its common stocks for a total sum of $245,000 during 2008 but did not repurchase any stock in 2009. Repayment to related parties was $691,000 and $727,000 during 2009 and 2008, respectively. The prepaid deposit for long-term loan was $440,000 in 2009, which was not refundable by the Bank. As an exchange of loan facilities with a commercial bank, the Company had to make a deposit of $4.34 million as collateral, which reduced the fund sources available to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Financial Statements

The following financial statements are set forth at the end hereof.

1.  Report of Independent Registered Public Accounting Firm

2.  Consolidated Balance Sheets as of December 31, 2009 and 2008

3.  Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2009 and 2008

4.  Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008

5.  Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

6.  Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None ..

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

In connection with the preparation of this annual report on Form 10-K, the “Form 10-K”, the Company carried out an evaluation as of December 31, 2009, under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2009 the Company's disclosure controls and procedures were not effective because of the material weaknesses described below under “Management's Report on Internal Control over Financial Reporting.”

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

Management has conducted an assessment, including testing, of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making its assessment, management used the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in internal control over financial reporting have been identified as of December 31, 2009. In light of the material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009.

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

•      Ease of review. The documentation of internal control should be designed in a user-friendly fashion. For compliance purposes, the project team is the primary user, and so the documentation should allow for these individuals to:-

-    Easily assess the effectiveness of the design of internal control

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

2.
The Audit Committee and management will prioritize improvement of the Company’s internal control over financial reporting. The Company has a comprehensive training program in financial reporting on U.S. GAAP internally and the Company’s staff have enrolled in professional accounting seminars.

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

The overall ERP implementation was performed on a continuous basis during 2009. To cope with the operation and control requirements, new modules of MRP and product cost control were implemented, and together with the above mentioned policies and procedures, will be completed before September 2010.

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

Subsequent to December 31, 2009, the Company is taking steps to document the IT general control, including the systematic control system amendments and establishment of database defaults. All these were to ensure the application system ongoing effectiveness.

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

(c) Changes in internal controls over financial reporting:

For the fourth quarter ended December 31, 2009, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, CORPORATE GOVERNANCE AND BOARD INDEPENDENCE

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2009 The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position
Yi Song	53	Board Chairman and CEO
Hong Song	47	Director and Vice President
Keith Hor	45	Chief Financial Officer
Jerry Yu	54	Chief Operating Officer (appointed as of December 9, 2008)
Fong Heung Sang	51	Independent Director
Hoi S. Kwok	59	Independent Director
Tuen-Ping Yang	64	Independent Director

Yi Song, Board Chairman, President and Chief Executive Officer , established Diguang Electronics in 1996 and has been its chairman since inception. Mr. Song started his career in 1976 when he joined Hubei Wei Te Engine Factory as a technician. He was subsequently promoted to the position of engineer and thereafter, director of technology. From 1978 to 1979, he conducted research in the detecting fuse tube system of mathematical control together with a team of researchers from Wuhan Wireless Research Institute. From 1990 to 1996, he worked in the field of the marketing and sales operation in Shenzhen Nanji Electromechanical Company Ltd. under Aidi (Group) Corporation of China. Mr. Song is one of the members of SID, or Society for Information Display, the Deputy Director (Commissioner) of Working Committee of Shenzhen Electronics Communication Experts, one of the members of China Flat Plate Display Association, and Deputy Director of Shenzhen Optoelectronic Industry Association. In 2003, he was awarded Excellent Entrepreneur by Shenzhen Government and in 2006 he was again awarded the same title. Mr. Song cooperated with Wuhan University to research and develop the computer detecting project of Motor Automation Control Engineering. Mr. Song has completed a CEO course from Tsinghua University that focused on International Enterprise Management and is now working towards receiving his MBA for the University of Southern Queensland. Mr. Song is Hong Song's older brother and Tuen-Ping Yang's nephew.

Hong Song, Vice President and former Chief Operating Officer, joined Diguang Electronics in January 2001 and became Chief Operating Officer in 2006. Prior to joining Diguang Electronics, Mr. Song was an engineer involved in the design of mining engineering equipment at Beijing Engineering Design & Research Institute for Nonferrous Metals Industry (ENFI) from 1983 to 1990, where he was later promoted to project chief designer. Mr. Song has also held management positions at China National Non-Ferrous Metals Industry Corporation (CNNC) from 1990 to 1998. He obtained a degree in Mechanical Engineering from Xi’an Construction Technology University in 1983 and participated in post-graduate studies in Project Economic Analysis at Paris Mineral Industries University in Paris, France from 1998 to 1999. Mr. Song received his MBA from Peking University in 2001. Mr. Song is Yi Song’s younger brother and Tuen-Ping Yang’s nephew. Mr. Song ceased to be Chief Operating Officer after Mr. Jerry Yu was appointed to said post.

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

Significant Employees

The following are employees of Diguang Electronics who are not executive officers, but who are expected to make significant contributions to the Company’s business:

Huade Zuo, Manager, R&D , Diguang Electronics, joined Diguang Electronics in 1999 as an engineer, manager, deputy chief engineer and later as Technology Superintendent. He is responsible for the Company’s technology, especially for the new technology and products. From 1981 to 1999, he worked with Hubei Wei Te Engine Factory, where he was involved in product development. He has extensive experience in the design and production of moulds. Mr. Zou Huade graduated from Wuhan Wireless Industries College in 1981, specializing in the design and production of moulds.

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

Chen Rongguo, Controller, Human Resources Administration, Diguang Electronics , joined Diguang Electronics in 2003 as deputy chief economist and production manager and later as budget & control superintendent. From 1980 to 1989, he worked with Hubei Wei Te Engine Factory where he held various positions in production, finance and corporate management functions. In 1989, he joined Wan Ma Company as an assistant to the general manager where he was involved in the day-to-day operations of the Company. In 1995, he was transferred to the holding company, Ji Li Group Company, as logistics control manager. Mr. Chen studied economic management by remote learning in Beijing Institute of Economic Management from 1983 to 1986.

Chao Guo, Manager, the fifth Marketing Department for Terminal Product, Diguang Technology , jointed Diguang Electronics in January 2003. From January 2003 up to now he worked as manager in Diguang Electronics for overseas sales in charge of Korea and Europe market development and because of his good achievements he was promoted as General Manager of Medium Sized backlight SBU on September 1, 2007. From July 2002 to December 2002 he worked for Dongguan Tailian Manufacture Co, LTD as PMC dept Assistant. Mr. Guo studied in Xi An Europe Asia Foreign Language University, China in July 2002 with Major as International Trade.

Audit Committee Financial Expert

The Company has a separately-designated a standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act, as amended. The Audit Committee consists of the following individuals, all of whom the Company considers to be independent, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence: Fong Heung Sang, Hoi S. Kwok and Tuen-Ping Yang. Mr. Fong Heung Sang is the Chairman of the Audit Committee. The Board has determined that Mr. Fong Heung Sang is the Audit Committee financial expert, as defined in Item 407(d)(5)of Regulation S-K, serving on the Company’s audit committee.

Compensation Committee

The Company has a separately-designated standing Compensation Committee of the Board of Directors. The Compensation Committee is responsible for determining compensation for the Company’s executive officers. The Company’s three independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Fong Heung Sang, Hoi S. Kwok and Tuen-Ping Yang serve on the Compensation Committee. Mr. Hoi S. Kwok is the Chairman of the Compensation Committee.

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

Code of Ethics and Conduct

The Board of Directors has adopted a Code of Ethics and Conduct which is applicable to all officers, directors and employees. The Code of Ethics and Conduct filed herewith is incorporated by reference from the Code of Ethics filed as an exhibit to the Registration Statement on Amendment No. 1 to Form S-1 filed with the Commission on October 30, 2006.

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

Elements of Compensation

Executive compensation consists of following elements:

Base Salary. Base salaries for the Company’s executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, the Company believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with the Company’s compensation philosophy. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The last meeting of the Compensation Committee was held on October 15, 2009.

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

Options. The Company’s 2006 Stock Incentive Plan authorizes the Company to grant options to purchase shares of common stock to the Company’s employees, directors and consultants. The Company’s Compensation Committee was the administrator of the stock option plan until the authority was delegated by the Board to the Company’s former Chief Operating Officer, Song Hong in 2007 and then to the Company’s Chief Executive Officer, Song Yi in 2008. Stock option grants were made on February 25, 2006 or at the commencement of employment. The board of directors reviewed and approved the stock option to the Company’s key employees, including the Company’s Chief Financial Officer, and the Company’s independent directors on February 25, 2006 and the granting of stock options subsequent to that was administered and approved by the Compensation Committee, based upon a review of the competitive compensation of key officers and key employees, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. In 2006, the Company’s former Chief Financial Officer, the only named executive officer at that time, was awarded stock options in the amounts indicated in the section entitled “Grants of Plan Based Awards”. These grants were made to encourage an ownership culture among the Company’s employees. The Chief Executive Officer has not been granted any stock options. In 2007, the Company’s two of three current independent directors were awarded stock options. The Company’s current Chief Financial Officer was granted with 20,000 shares of option on March 1, 2007, with an exercise price of $5 per share, which vest over four years in equal installments on the following four succeeding anniversaries of the grant date; the Chief Operating Officer was granted with 300,000 shares of option on December 17, 2008, with an exercise price of $0.10 per share, which vest quarterly at the beginning of each quarter over three years starting from January 1, 2009. Please refer to “Grants of Plan Based Awards”.

In order to motivate the Company’s employees to achieve the fixed operation targets in 2009, on December 9, 2008 the board approved the granting of the Incentive Option Shares in 2009 to the employees of the Company, totaling up to 548,000 shares. The actual number of stock options to be granted to the employees is connected with his or her annual target achievements and responsible projections, and the person who can achieve all the annual achievements will be entitled to all the granted stock options, and the person who partially achieves the annual achievements will be entitled to the partial granted stock options. If the employee fails to achieve the target completely, no stock options would be granted. Based on the employee’s annual target achievements, the respective stock options shall be granted as to 25% of the individual’s total entitled stock options (shares) on each of the first four anniversaries of the vesting commencement date.

On July 15, 2007, the Company entered into a two year Consultancy Agreement with Mr. Chen Min. On July 10, 2009, just before termination of the Consultancy Agreement, the Board of Directors of the Company granted 50,000 shares of stock option to Mr. Chen Min for the past consulting service rendered. The 50,000 shares of stock option vested on the grant date and the option may be exercised for sixty months after termination of the above mentioned Consultancy Agreement.

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

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option (1) awards ($) (f)	Non-equity incentive plan compensation ($) (g)	Change in pension value and non-qualified deferred compensation earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Yi Song Chief Executive Officer and Chairman of the Board	2009 2008	164,535 214,882	— —	— —	— —	— —	— —	— —	164,535 214,882

Keith Hor Chief Financial Officer (appointed on March 8, 2007)	2009 2008	115,661 118,956			5,121 9,923				120,782 128,879

Hong Song Chief Operating Officer (resigned as COO on December 9 2008)	2009 2008	111,900 171,415	— —	— —	— —	— —	— —	— —	111,900 171,415

Jerry Yu Chief Operating Officer ( Appointed on December 9 2008 )	2009 2008	117,158 33,166	— —	— —	19,860 —	—	— —	— —	137,018 33,166
(1) Please refer to Note 10 to Financial Statements for determination of option awards.

On December 9, 2008, Mr. Hong Song resigned from his position as the Chief Operating Officer and was appointed as a Vice President of the Company on the same day.

Mr. Yi Song entered into an employment letter agreement with the Company as of April 19, 2006, to serve as the Company’s Chief Executive Officer from March 17, 2006 through March 17, 2009, the “Initial Term”, and has continued after that for an unspecified term. During the Initial Term, the employment relationship may be terminated by: (i) Yi Song for any reason upon 30 days notice, or (ii) the Company without cause, as defined in the employment agreement, upon 30 days notice or (iii) the Company for cause, as defined in the employment agreement, with immediate effect. Following the Initial Term, the employment relationship may be terminated by Yi Song or the Company according to the Company’s policies at the time of termination. Yi Song shall receive a monthly base salary of $20,833.33, which is the RMB equivalent of $250,000 on an annualized basis, which may be increased during the Initial Term on each anniversary of March 17, 2006.

Mr. Hong Song entered into an employment letter agreement with the Company as of April 19, 2006, to serve as the Company’s Chief Operating Officer from March 17, 2006 through March 17, 2009, the “Initial Term”, and has continued after that for an unspecified term. During the Initial Term, the employment relationship may be terminated by: (i) Hong Song for any reason upon at least 30 days written notice, or (ii) the Company without cause, as defined in the employment agreement, upon 30 days written notice, or (iii) the Company for cause, as defined in the employment agreement, with immediate effect. Following the Initial Term, the employment relationship may be terminated by Hong Song or the Company according to the Company’s policies at the time of termination. Hong Song shall receive a monthly base salary of $16,666.67, which is the RMB equivalent of $200,000 on an annualized basis, which may be increased during the Initial Term on each anniversary of March 17, 2006.

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

Mr. Jerry Yu was appointed as the Company’s Chief Operating Officer with effect from December 9, 2008. Prior to Mr. Yu’s appointment, Mr. Yu was an executive of the Company. On July 31, 2008, the Company entered into an employment agreement, the “Employment Agreement” , with Mr. Jerry Yu to serve as the Company’s executive with effect from September 1, 2008.

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

Grants of Plan-Based Awards

		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards; number of shares of	All other option awards; number of securities	Exercise or base price of	Grant date fair value of stock
Name	Grant date	Threshold ($)	Target ($)	Maxi-mum ($)	Threshold (#)	Target (#)	Maxi-mum (#)	stock or units (#)	underlying options (#)	option awards ($/Sh)	and option awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Song Yi Chief Executive Officer and Chairman of the Board	—	—	—	—	—	—	—	—	—	—	—
Keith Hor Chief Financial Officer	March 1, 2007							20,000		5	2.18
Jackie You Kazmerzak Chief Financial Officer	—	—	—	—	—	—	—	—	—	—	—
Song Hong Chief Operating Officer	—	—	—	—	—	—	—	—	—	—	—
Jerry Yu Chief Operating Officer	December 17, 2008	—	—	—	—	—	—	300,000	—	0.1	0.12
Fong Heung Sang director	February 27, 2008	—	—	—	—	—	—	20,000	—	1.91	1.36
Hoi S. Kwok director	February 27, 2008	—	—	—	—	—	—	20,000	—	1.91	1.36

Outstanding Equity Awards at Fiscal Year-End of 2009

	Option awards					Stock awards
Name2	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Song Yi Chief Executive Officer and Chairman of the Board	—	—	—	—	—	—	—	—	—
Keith Hor Chief Financial Officer	15,000	—	5,000	5	February 28, 2017			—	—
Jackie You Kazmerzak Former Chief Financial Officer	20,000	—	—	5	February 25, 2016	—	—	—	—
Song Hong Former Chief Operating Officer	—	—	—	—	—	—	—	—	—
Jerry Yu Chief Operating Officer	100,000	—	200,000	0.10	December 16, 2018	—	—	—	—
Fong Heung Sang director	12,222	—	7,778	1.19	February 26, 2018	—	—	—	—
Hoi S. Kwok director	12,222	—	7,778	1.19	February 26, 2018	—	—	—	—

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

Director Compensation

Name 3	Fees earned or paid in cash ($)	Stock awards ($)	Option awards (1) ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Tuen-Ping Yang	24,000	—	20,403	—	—	—	44,403
Fong Heung Sang	36,000		6,494				42,494
Hoi S. Kwok	24,000		6,494				30,494
(1) Please refer to Note 10 to Financial Statements for determination of option awards.

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

As of December 31, 2006, the Company had a total of 22,593,000 shares of common stock outstanding, which are its only issued and outstanding voting equity securities. As of December 2009, the Company had repurchased a total of 521,000 shares and had 22,072,000 shares of common stock outstanding.

The following table sets forth, as of February 28, 2010: (a) the names and addresses of each beneficial owner of more than five percent (5%) of the Company’s common stock known to us, the number of shares of common stock beneficially owned by each such person, and the percent of the Company’s common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares the Company’s common stock beneficially owned, and the percentage of the Company’s common stock so owned, by each such person, and by all of the Company’s directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of the Company’s common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner	Amount of Beneficial Ownership		Percentage Ownership (1)

Sino Olympics Industrial Limited	15,590,000		69%

Yi Song (2)	15,590,000		69%

Hong Song		*	*

Tuen-Ping Yang		*	*

Fong Heung Sang (appointed on August 8, 2007)

Hoi S. Kwok (appointed on August 8, 2007)

Remo Richli (resigned on June 20, 2007)		*	*

Gerald Beemiller (resigned on June 22, 2007)		*	*

Jackie You Kazmerzak (resigned on March 8, 2007)		*	*

Keith Hor (appointed on March 8, 2007)

Jerry Yu (appointed on December 9, 2008)

All Officers & Directors as a Group	15,590,000		69%

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

During the normal course of business, transactions involving the movement of funds among certain related parties have occurred from time to time. The details of amounts due from and due to related parties are summarized as follows:

Related Party Relationships

Name of Related Parties	Relationship with the Company

Mr. Yi Song	One of the shareholders of the Company
Mr. Hong Song	One of the shareholders of the Company
Shenzhen Diguang Engine & Equipment Co., Ltd., a China based entity	80% owned by Mr. Yi Song and 20% owned by Mr. Hong Song
Sino Olympics Industrial Limited	The representative of Song’s brothers

The roll forward details of amount due to related parties were summarized as follows:

Amount due to	Diguang Engine	Stockholders	Total

Balance at January 1 , 2008	$1,465,790	$2,200,000	$3,665.790
Accrued interest	51,30	137,875	189,205
Purchase price for acquisition of 65% interest in North diamond	—	—	—
Purchase price for acquisition of 100% interest in Dongguan Diguang S&T	—	—	—
Payments made	(944,001)	(1,332,395)	(2,276,396)
Translation adjustment	101,429	—	101,429
Balance at December 31, 2008	$674,548	$1,005,480	$1,680,028
Accrued interest	17,061	47,568	64,629
Payments made	(691,273)	(109,670)	(800,943)
Translation adjustment	(336)	—	(336)
Balance at December 31, 2009	$—	$943,378	$943,378

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

The purchase price of Dongguan Diguang S&T was $4.2 million, of which $2 million was paid in 2007. The remaining $2.2 million should be repaid through four installment payments on June 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively. The Company paid $ 1,332,395 to Sino Olympics during the year ended December 31, 2008. Among the payment of $ 1,332,395, $1.1 million was purchase price paid as agreed in the purchase agreement; $137,875 was accrued interest and paid in accordance with the purchase agreement; the remaining $94,520 was paid by Diguang Electronics on behalf of Sino Olympics for withholding capital gain tax during the sale and purchase transaction of Dongguan Diguang S&T. The outstanding balance as at December 31, 2009 due to Stockholders was the last installments of payment of the purchase price originally to be paid on June 30, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees for professional audit services rendered by BDO China Li Xin Da Hua CPA Co., Ltd., which was previously named as BDO Guangdong Dahua Delu. BDO Guangdong Dahua Delu changed the name to BDO China Li Xin Da Hua CPA Co., Ltd. on January 1, 2010 after a merger took place in 2009. BDO China Li Xin Da Hua CPA Co., Ltd. audited the Company’s annual consolidated financial statements for the fiscal years 2009 and 2008 respectively. The Audit Committee has approved all of the following fees.

	Fiscal Year Ended
	2009	2008

Audit Fees	$159,312	$265,362
Audit related Fees	—	—

Total Fees	$159,312	$265,362

Audit Committee’s Pre-Approval Policy

During fiscal year ended December 31, 2009, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence. There was no audit committee for the fiscal year ended 2005.

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

10.2	Employment Agreement of Yi Song (incorporated by reference from Form 8-K filed on April 21, 2006).

10.3	Employment Agreement of Hong Song (incorporated by reference from Form 8-K filed on April 21, 2006).

10.4	Employment Agreement of Keith Hor dated March 7 2007 (incorporated by reference from Form 8-K filed on March 13, 2007).

10.5	Lease Agreement between Dihao Electronics ( Yangzhou ) Co. Ltd and Transcend Optronics ( Yangzhou ) Co., Ltd dated October 1, 2007 (incorporated by reference from Form 10-K filed on April 14, 2008).

10.6	Lease Agreement between Wuhan Diguang Electronics Co. Ltd and Wuhan Hannstar Technology Co. Ltd dated October 29, 2007 (incorporated by reference from Form 10-K filed on April 14, 2008).
10.7	Sale and Purchase Agreement relating to 100% interest in Dongguan Diguang Science & Technology Limited dated December 29, 2007 (incorporated by reference from Form 8-K filed on January 4, 2008).
10.8
Translation of the Comprehensive Credit Line Agreement entered into between Shenzhen Diguang Electronics and Ping An Bank dated July 1, 2008 (incorporated by reference from Form 8-K filed on July 8, 2008).

10.9	Translation of the Pledge Contract entered into between Dongguan Diguang S&T and Ping An Bank dated July 1, 2008 (incorporated by reference from Form 8-K filed on July 8, 2008).
10.10	Employment Agreement of Jerry Yu dated July 31, 2008 (incorporated by reference from Form 8-K filed on December 15, 2008).

14.1	Code of Ethics (incorporated by reference from Form S-1/A filed on October 30, 2006).

21.1	Subsidiaries of the registrant (incorporated by reference from Form S-1 filed on June 16, 2006).

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

* Filed herewith

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010

Diguang International Development Co., Ltd.
(Registrant)

/s/ Yi Song
By: Yi Song
Title: Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Keith Hor
By: Keith Hor
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Dated: March 31, 2010	/s/ Yi Song
Yi Song
Chairman of the Board and Chief Executive Officer (Director and Principal Executive Officer)

Dated: March 31, 2010	/s/ Hong Song
Hong Song
Director

Dated: March 31, 2010	/s/ Fong Heung Sang
Fong Heung Sang
Director

Dated: March 31, 2010	/s/ Hoi S. Kwok
Hoi S. Kwok
Director

Dated: March 31, 2010	/s/ Tuen-Ping Yang
Tuen-Ping Yang
Director

FINANCIAL STATEMENTS
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Diguang International Development Co., Ltd

We have audited the accompanying consolidated balance sheets of Diguang International Development Co., Ltd (the “Company”) as of December 31, 2008 and 2009, and the related statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in a two-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diguang International Development Co., Ltd, as of December 31, 2008 and 2009, the results of its operations and its cash flows for each of the years in a two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/BDO China Li Xin Da Hua CPA Co., Ltd.

BDO China Li Xin Da Hua CPA Co., Ltd.

Beijing, PRC
March 23, 2010

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,
	2008	2009

ASSETS
Current assets:
Cash and cash equivalents	$15,024,363	$6,190,513
Restricted cash	—	4,341,112
Accounts receivable, net of allowance for doubtful accounts $ 655,893 and $1,529,505	9,944,208	13,972,086
Inventories, net of provision $2,081,334 and $3,519,124	7,285,860	7,439,287
Other receivables, net of provision $ 101,020 and $ 69,032	535,493	465,013
VAT recoverable	112,842	82,497
Advance to suppliers	602,017	900,328
Deferred tax asset	28,485	—
Total current assets	33,533,268	33,390,836

Investment, net of impairment $779,302 and $ 1,500,000	720,698	—
Plant, property and equipment, net	19,369,200	17,868,845
Long-term prepayments	—	439,502
Total assets	$53,623,166	$51,699,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loans	$4,397,215	$10,213,683
Accounts payable	15,643,476	15,446,721
Advance from customers	561,282	325,165
Accruals and other payables	2,337,800	2,510,206
Accrued payroll and related expense	626,277	712,206
Income tax payable	401,260	394,989
Amount due to related parties	674,548	—
Amount due to stockholders – current	1,005,480	943,378
Total current liabilities	25,647,338	30,546,348

Research funding advanced	644,925	952,255
Total non-current liabilities	644,925	952,255

Total liabilities	26,292,263	31,498,603

Equity:
Common stock, par value $0.001 per share, 50 million shares authorized, 22,593,000 and 22,593,000 shares issued, 22,072,000 and 22,072,000 shares outstanding	22,593	22,593
Additional paid-in capital	20,600,460	20,881,635
Treasury stock at cost	(674,455)	(674,455)
Appropriated earnings	802,408	802,408
Accumulated deficit	(443,829)	(7,644,254)
Translation adjustment	4,503,022	4,338,891
Total stockholders’ equity	24,810,199	17,726,818
Non-controlling interest	2,520,704	2,473,762
Total equity	27,330,903	20,200,580

Total liabilities and stockholders’ equity	$53,623,166	$51,699,183
See accompanying notes to financial statements

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2009
(In US Dollars)

	Years Ended December 31,
	2008	2009

Revenues:
Revenues, net	$55,430,680	$44,075,249
Cost of sales	50,690,610	40,523,868

Gross profit	4,740,070	3,551,381

Selling expense	1,854,369	2,336,476
Research and development	1,163,830	3,049,703
General and administrative	5,509,517	4,411,902
Loss on disposing assets	3,726	30,489
Impairment loss	157,108	720,698
Loss from operations	(3,948,480)	(6,997,887)

Interest income (expense), net	(259,666)	(367,128)
Investment income (expense)	67,523	800
Other income (expense)	(190,513)	160,459

Loss before income taxes	(4,331,136)	(7,203,756)

Income tax provision	191,309	42,351

Net loss	(4,522,445)	(7,246,107)

Net income (loss) attributable to non-controlling interest	195,925	(45,682)

Net income (loss) attributable to common shares	$(4,718,370)	$(7,200,425)

Weighted average common shares outstanding – basic	22,155,882	22,072,000

Losses per share – basic	(0.21)	(0.33)

Weighted average common shares outstanding – diluted	22,155,882	22,072,000

Losses per shares – diluted	(0.21)	(0.33)

Other comprehensive income:
Translation adjustment	2,023,034	(165,391)
Comprehensive loss	(2,499,411)	(7,411,498)
Comprehensive income (loss) attributable to non-controlling interest	307,843	(46,942)
Comprehensive income attributable to common shares	$(2,807,254)	$(7,364,556)
See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2009
(In US Dollars)

						Retained Earnings	Accumulated
	Common Stock		Additional	Appropriated	Treasury	(Accumulated	Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	Stock	Deficit)	Income (Loss)	Total

Balance at January 1, 2008	22,593,000	$22,593	20,028,955	637,799	(429,295)	4,439,150	2,591,906	27,291,108

Stock - based compensation for the year	—	—	571,505	—	—	—	—	571,505
Net income (loss) for the year	—	—	—	—	—	(4,718,370)	—	(4,718,370)
Appropriation	—	—	—	164,609	—	(164,609)	—	—
Treasury stock	—	—	—	—	(245,160)	—	—	(245,160)
Translation adjustments	—	—	—	—	—	—	1,911,116	1,911,116
Balance at December 31, 2008	22,593,000	$22,593	$20,600,460	$802,408	$(674,455)	$(443,829)	$4,503,022	$24,810,199

Stock - based compensation for the year	—	—	281,175	—	—	—	—	281,175
Net income (loss) for the year	—	—	—	—	—	(7,200,425)	—	(7,200,425)
Translation adjustments	—	—	—	—	—	—	(164,131)	(164,131)
Balance at December 31, 2009	22,593,000	$22,593	20,881,635	$802,408	(674,455)	$(7,644,254)	4,338,891	17,726,818
See accompanying notes to financial statements

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In US Dollars)

	Years Ended December 31,
	2008	2009
Cash flows from operating activities:
Net income	$(4,522,445)	$(7,246,107)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,833,219	1,601,616
Bad debts allowance	220,720	869,079
Inventory provision	1,239,816	1,749,523
Impairment of long-term investment	157,108	720,698
Loss on disposing assets	3,726	30,489
Share-based compensation	571,505	281,175
Deferred tax asset	53,522	28,485
Changes in operating assets and liabilities:
Accounts receivable	3,079,557	(4,898,836)
Inventory	(1,073,437)	(1,903,493)
Other receivables	(134,174)	70,470
VAT recoverable	291,740	30,347
Prepayments and other assets	586,062	(298,422)
Accounts payable	(4,012,725)	(196,458)
Accruals and other payable	(1,273,957)	258,294
Advance from customers	79,739	(236,042)
Accrued interest payable to related parties	—	64,629
Taxes payable	(23,295)	(6,268)
Net cash used in operating activities	(2,923,319)	(9,080,821)

Cash flows from investing activities:
Purchase of fixed assets	(2,607,743)	(160,094)
Cash paid for acquisition of entities	(1,194,520)	(109,670)
Proceeds from disposal of fixed assets	9,161	29,154
Net cash used in investing activities	(3,793,102)	(240,610)

Cash flows from financing activities:
Stock repurchase	(245,160)	—
Due to related parties	(727,161)	(691,273)
Capital infused by minority interest in North Diamond	737,500	—
Proceeds from short-term bank facilities	4,397,215	5,813,568
Restricted cash pledged for import facilities	—	(4,341,112)
Prepaid deposit for long-term credit facilities	—	(439,502)
Research funding advanced	391,882	307,731

Net cash received from financing activities	4,554,276	649,412
Effect of changes in foreign exchange rates	935,781	(161,831)
Net increase (decrease) in cash and cash equivalents	(1,226,364)	(8,833,850)
Cash and cash equivalents, beginning of the year	16,250,727	15,024,363
Cash and cash equivalents, end of the year	$15,024,363	$6,190,513
See accompanying notes to financial statements

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 1 ─ ORGANIZATION AND OVERVIEW OF BUSINESS

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

The Company specializes in the design, production and distribution of Light Emitting Diode, “LED”, and Cold Cathode Fluorescent Lamp, “CCFL”, backlights for various Thin Film Transistor Liquid Crystal Displays, “TFT-LCD”, and Super-Twisted Nematic Liquid Crystal Display, “STN-LCD”, Twisted Nematic Liquid Crystal Display, “TN-LCD”, and Mono LCDs, taking together, these applications are referred to as “LCD” applications. Those applications include color displays for cell phones, car televisions and navigation systems, digital cameras, televisions, computer displays, camcorders, PDAs and DVDs, CD and MP3/MP4 players, appliance displays and the like. In late 2009, the Company started its trial run of producing LED TV sets with two sizes.

The Company’s headquarter is located in Shenzhen, China. The Company owns its subsidiaries through Diguang Holdings. Diguang Holdings was established under the law of the British Virgin Islands on July 27, 2004 and holds equity interests in the following entities:

•	Well Planner Limited, a Hong Kong based entity;
•	Diguang Science and Technology (HK) Limited, a British Virgin Islands based entity;
•	Shenzhen Diguang Electronics Co., Ltd., a China based entity;
•	North Diamond;
•	Wuhan Diguang Electronics Co., Ltd.; and,
•	Dongguan Diguang Electronics Science and Technology Co. Ltd.
•	Shenzhen Optimum Electronics Co., Ltd.

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 1 ─ORGANIZATION AND OVERVIEW OF BUSINESS (Continued)

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

On December 29, 2007, Diguang Holdings acquired 100% interest in Dongguan Diguang Electronics Science and Technology Co. Ltd., “Dongguan Diguang S&T”. On January 1, 2008, Diguang Holdings assigned 70% of interest in Dongguan Diguang S&T to Diguang Electronics. Dongguan Diguang S&T was established under the laws of the People’s Republic of China on February 16, 2004 and has been used by Diguang Electronics as the production base since its inception. Dongguan Diguang S&T started its own manufacturing activities since 2008.

On April 30, 2009, Well Planner established a wholly owned entity named Shenzhen Optimum Electronics Co., Ltd., “Shenzhen Optimum” a China based entity. Shenzhen Optimum concentrates in sales of large size LED TV sets manufactured by Diguang Electronics to domestic customers throughout China. During 2009, Shenzhen Optimum generated total sales of about $194,863.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. All of the consolidated financial statements have been prepared based on generally accepted accounting principles in the United States.

Foreign Currency Translations and Transactions

The Renminbi (“RMB”), the national currency of PRC, is the primary currency of the economic environment in which the operations of five subsidiaries, Diguang Electronics, Dihao, Wuhan Diguang, Dongguan Diguang S&T and Shenzhen Optimum, are conducted. Hong Kong dollar is the primary currency of the economic environment in which the operations of Well Planner are conducted. The Company uses the United States dollars (“U.S. dollars”) for financial reporting purposes.

The Company translates the above six subsidiaries’ assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date, and the statement of income is translated at average rate during the reporting period. Adjustments resulting from the translation of subsidiaries’ financial statements from the functional currency into U.S. dollars are recorded in shareholders’ equity as part of accumulated comprehensive income (loss) – translation adjustments. Gains or losses resulting from transactions in currencies other than the functional currency are reflected in the statements of income for the reporting periods.

Revenue Recognition

Revenue generated from sales of backlight units to customers is recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, the significant risks and rewards of the ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured. The Company will sign sales order (or purchase order prepared by customers) with customers for each sales transaction. A sales order signed by both parties is deemed to be persuasive evidence for revenue recognition. Sales terms of products are usually “FOB destination” and the delivery is deemed to occur when the products have been delivered to the sites prescribed by customers. Revenue is recognized when the Company receives customers’ confirmation of transaction statements. Due to the nature of backlight products, when the products have quality issue, the Company will replace these products and the products with quality issue are brought back. Accordingly, no provision has been made for returnable goods. Revenue presented on the Company’s income statements is net of sales taxes.

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

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

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2008 and 2009 were adequate, respectively. However, actual write-off might exceed the recorded allowance.

The following table presents allowance activities in accounts receivable.

	December 31,
	2008	2009

Beginning balance	$680,784	$655,893
Additions charged to expense	286,931	927,704
Recovery	—	—
Write-off	(311,822)	(54,092)

Ending balance	$655,893	$1,529,505

As of December 31, 2009, accounts receivable of RMB2,257,515, equivalent to $330,728, was pledged to China Merchants Bank Jinzhonghuan Branch in exchange of issuance of bank acceptance bills of RMB2,144,640, equivalent to $314,192.

Inventories

Inventories are composed of raw materials and components, work in progress, finished goods and consignment goods, most of which are related to backlight products. The consignment goods are owned by the Company as inventory and are stored at a customer’s place.

Inventories are valued at the lower of cost (based on weighted average method) and the market. Full amount provisions were made for obsolete inventories which are difficult to estimate future utilization. Once the inventory cost is written down, the written-down costs are treated as a new cost basis for the inventory, and are not adjusted back up to the previous cost basis in future periods. For inventories which will be used in the ordinary course of production or sales, the net realizable value of the inventories is compared with their carrying value, if the net realizable value is lower than the carrying value, a provision for the difference between the net realizable value and the carrying value of the inventories was recognized. Net realizable value is determined based on the most recent selling price of these inventories less the estimated cost to sell.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Plant, Property and Equipment

Properties and equipment are recorded at historical cost, net of accumulated depreciation. The Amount of depreciation is determined using the straight-line method over the shorter of the estimated useful lives and the remaining contractual life related to leasehold improvements, as follows:

Land usage right	48.5, 50 years
Plant and office building	20, 50 yeas
Machinery and equipment	5-10 years
Furniture and office equipment	5 years
Software	2-5 years
Vehicles	5-10 years
Leasehold improvement	5 years

Maintenance and repairs are charged directly to expense as incurred, whereas betterment and renewals are generally capitalized in their respective property accounts. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized and reflected as an item before operating income (loss).

The Chinese government owns all of the parcels of land on which the Company’s plants are built. In the PRC, land usage rights for commercial purposes are granted by the PRC government typically for a term of 40-50 years. The Company is required to pay a lump sum of money to the State Land and Resource Ministry of the applicable locality to acquire such rights. The Company capitalizes the lump sum of money paid and amortizes these land usage rights by using the straight line method over the term of the land use license granted by the applicable governmental authority.

Construction in progress is stated at cost. The cost accumulation process starts from the time the construction project is set-up and ends at the time the project has been put into service and all regulatory permits and approvals have been received. The interest costs incurred for these construction projects have been determined to be insignificant by management. No interest has been capitalized during the reporting period.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, other receivables, advances to vendors, accounts payable and accrued liabilities are reasonable estimates of their fair value because of the short maturity of these items. The fair value of amounts due from or paid to related parties and stockholders are reasonable estimates of their fair value since the amounts will be collected and paid off in a period less than one year.

Impairment of Long-Lived Assets

The Company review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Impairment of Financial Investments

The Company accounts for its investments in common stocks using the cost method. Other than temporary impairment loss is recognized when a series of operating losses of an investee or other factors indicate a decrease in value of investments.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses are offset against government subsidiaries received for supporting research and development efforts and other revenue.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Value Added Tax

Diguang Electronics, Dihao, Wuhan Diguang, Dongguan Diguang S&T and Shenzhen Optimum are subject to value added tax (VAT) imposed by the PRC government on its domestic product sales. VAT rate for the Company is 17%. The input VAT can be offset against the output VAT. VAT payable or receivable balance presented on the Company’s balance sheets represents either the input VAT less than or larger than the output VAT. The debit balance represents a credit against future collection of output VAT instead of a receivable.

Share-Based Payments

The Company receives employee and certain non-employee services in exchange for (a) equity securities of the Company or (b) liabilities that are based on the fair value of the Company’s equity securities or that may be settled by the issuance of such equity securities. The Company uses a fair-value-based method to calculate and account for above mentioned transactions.

Income Taxes

The Company recognizes deferred tax liabilities and assets when it accounts for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequence attributable to the difference between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

Diguang Electronics is registered in Shenzhen and was subject to a favorable income tax rate at 15% compared to a statutory income tax rate of 33%, 30% for the central government and 3% for the local government. And Diguang Electronics has been deemed a high-tech company by Shenzhen Bureau of Science, Technology & Information. Under this category, Diguang Electronics has been entitled to enjoy a 50% exemption from enterprise income tax at the rate of 15% for the years from January 1, 2004 to December 31, 2006. Diguang Electronics was subject to an income tax rate of 15% since January 1, 2007 according to the old tax law. A newly enacted enterprise income tax law (“EIT Law”) was effective January 1, 2008. The EIT Law imposes a unified EIT of 25% on all domestic-invested enterprises and foreign invested enterprises unless these foreign investment enterprises qualify under certain grand-father rules. For enterprises like Diguang Electronics which enjoyed a privileged preferential income tax rate of 15% under the old tax law, the applicable income tax rate should transit to 25% in 5 years, that is, 18% in the year ended December 31, 2008, 20%, 22%, 24% and 25% in the following four years ending December 31, 2009, 2010, 2011 and 2012, and 25% ever after. So the applicable income tax rate for Diguang Electronics is 20% for the year ended December 31, 2009.

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

Dihao is registered in Yangzhou and has been deemed a high-tech company by Yangzhou Bureau of Science, Technology and Information. Under this category, Dihao was entitled to enjoy a 100% exemption of corporate income tax for the two years from January 1, 2006 to December 31, 2007 and a 50% exemption of corporate income tax for the following three years from January 1, 2008 to December 31, 2010 in accordance with the preferential rules established by Yangzhou local tax authority on August 2, 1999. Under the new EIT Law, the income tax rate for Dihao is 25%; the applicable income tax rate for Dihao is 12.5% for the three years ending December 31, 2010.

Wuhan Diguang is registered in Wuhan. As a manufacturing company with foreign investment set up before March 16, 2007, Wuhan Diguang was entitled to enjoy a 100% exemption of corporate income tax for the first two years of operations with a profit position and a 50% exemption of corporate income tax for the following three years. After the five-year exemption period, Wuhan Diguang will be subject to the unified income tax rate of 25% in accordance with the new EIT Law. It is the second year for Wuhan Diguang to enjoy 100% exemption of income tax in 2009.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Dongguan Diguang S&T is registered in Dongguan of Guangdong Province and is entitled to enjoy a 100% exemption of corporate income tax for the first two years of operation and a 50% exemption of corporate income tax for the following is three years and will be subject to the unified income tax rate of 25% after the five-year exemption period. Dongguan Diguang S&T has used up its two years’ 100% exemption in 2008 and 2007, even though it suffered losses in these two years. It is the first of year for Dongguan Diguang S&T to enjoy 50% exemption of income tax in 2009.

Shenzhen Optimum is registered at Shenzhen of Guangdong Province. No exemption was granted to Shenzhen Optimum and it is subject to the unified income tax rate of 25%. Diguang International Development Co., Ltd. was established under the laws of the State of Nevada and is subject to U.S. federal income tax and one state income tax. For U.S. income tax purposes no provision has been made for U.S. taxes on undistributed earnings of overseas subsidiaries with which the Company intends to continue to reinvest. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends, or lent to the Company, or if the Company should sell its stock in the subsidiary. The predecessor company accumulated certain net operation loss carry forwards; however, due to the changes in ownership, the use of these net operation loss carry forwards may be limited in accordance with the U.S. tax laws.

Because the consolidated financial statements were based on the respective entities’ historical financial statements, the respective effective income tax rate for the periods reported represents the effect of actual income tax provisions incurred to Diguang Electronics, Dihao, Wuhan Diguang, Dongguan Diguang S&T, Shenzhen Optimum and Diguang International Development Co., Ltd.

Comprehensive Income (Loss)

The Company adopted FASB Accounting Standards Codification 220, Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Company has chosen to report comprehensive income (loss) in the statements of income and comprehensive income. Comprehensive income (loss) is comprised of net income and all changes to stockholders’ equity except those due to investments by owners and distributions to owners.

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

Retained Earnings

It is the intention of the Company to reinvest earnings generated from the operations of its foreign subsidiaries and retained in those foreign subsidiaries. Accordingly, no provision has been made for U.S. income and foreign withholding taxes that would result if such earnings were repatriated. These taxes are undeterminable at this time. The amount of earnings retained in foreign subsidiaries was $9,913,310 and $4,954,697 of December 31, 2008 and 2009, respectively.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Appropriations to Statutory Reserve

Under the corporate law and relevant regulations in China, each subsidiary of the Company located in the mainland China (Diguang Electronics, Dihao, Wuhan Diguang, Dongguan Diguang S&T, Shenzhen Optimum) is required to appropriate a portion of its retained earnings to statutory reserve. It is required to appropriate 10%(the proportion is 15% before 2006) of its annual after-tax income each year to statutory reserve until the statutory reserve balance reaches 50% of the registered capital. In general, the statutory reserve shall not be used for dividend distribution purpose.

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

Adoption of FASB ASC 810-10-65

In December 2007, the FASB issued a new standard codified in ASC 810-10-65, “Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51.”  ASC 810-10-65 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  ASC 810-10-65 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  ASC 810-10-65 was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company adopted this standard effective January 1, 2009 and did not expect the adoption of this statement to have a material impact on its financial statements.

Recently Issued Accounting Pronouncements Adopted

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

FASB ASC 805

Effective January 1, 2009, the Company adopted FASB ASC 805, “Business Combinations.” FASB ASC 805 changed accounting for acquisitions that close beginning in 2009. FASB ASC 805 extends its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. FASB ASC 805 expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. The adoption of FASB ASC 805 did not have any material impact on the Company’s financial statements.

FASB ASC 805-20

Effective January 1, 2009, the Company adopted FASB ASC 805-20, “Noncontrolling Interests in Consolidated Financial Statements.” FASB ASC 805-20 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. FASB ASC 805-20 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements Adopted (Continued)

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

FASB ASC 350-30

Effective January 1, 2009, the Company adopted FASB ASC 350-30, “Determination of the Useful Life of Intangible Assets.” FASB ASC 350-30 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of FASB ASC 350-30 did not have any material impact on the Company’s financial statements.

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

FASB ASC 860

In June 2009, the FASB issued ASC 860, which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. FASB ASC 860 will be effective for transfers of financial assets in years beginning after November 15, 2009 and in interim periods within those years with earlier adoption prohibited. The adoption of ASC 860 is not expected to have any material impact on the Company’s consolidated financial position or results of operations.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements Not Adopted Yet

FASB ASU 2009-05

In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, "Measuring Liabilities at Fair Value," which amends the guidance in ASC 820, Fair Value Measurements and Disclosures, to provide guidance on fair value measurement of liabilities. If a quoted price in an active market is not available for an identical liability, ASU 2009-05 requires companies to compute fair value by using quoted prices for an identical liability when traded as an asset, quoted prices for similar liabilities when traded as an asset or another valuation technique that is consistent with the guidance in ASC 820. ASU 2009-05 will be effective for interim and annual periods beginning after its issuance. The Company will adopt this ASU 2009-05 on January 1, 2010 and expects that the adoption will not have any material impact on the Company’s consolidated financial position or results of operations.

FASB ASU 2009-13

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). This update removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The new guidance also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. The provisions will be effective for revenue arrangements entered into or materially modified in 2011 and must be applied prospectively. The Company is currently evaluating the impact of the provisions of ASU 2009-13.

FASB ASU 2009-17

In November 2009, the FASB issued ASU 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” The ASU changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. These provisions are effective January 1, 2010, for a calendar year-end entity, with early application not being permitted. Adoption of these provisions is not expected to have any material impact on the Company’s consolidated financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 3 ─ INVENTORIES

The inventories are as follows:

	December 31,
	2008	2009

Raw materials	$4,629,926	$5,661,873
Work in progress	704,877	1,504,063
Finished goods	3,111,681	3,092,724
Consignment goods	920,710	699,751

	$9,367,194	$10,958,411
Provision	(2,081,334)	(3,519,124)

Inventories, net	$7,285,860	$7,439,287

NOTE 4 ─ PLANT, PROPERTY AND EQUIPMENT

A summary of property, plant and equipment at cost is as follows:

	December 31,
	2008	2009

Land usage rights	$3,201,055	$3,199,461
Plant and office buildings	11,720,336	11,493,931
Machinery	5,205,448	5,282,122
Office equipment	1,348,348	1,425,128
Vehicles	334,742	277,171
Software	140,945	153,309
Leasehold improvement	2,147,683	2,096,803
Construction in process	—	132,079

	24,098,557	24,060,004
Accumulated depreciation	(4,729,357)	(6,191,159)

	$19,369,200	$17,868,845

The Company planned to construct a manufacturing facility for production of large size LED products in the Guangming District of Shenzhen City. The construction of the plant will start in early 2010. Total budgeted capital investment for this facility is estimated to be $10.5 million excluding cost of land usage right, which had net book value of $2,400,967 as of December 31, 2009.

The depreciation and amortization for the years ended December 31, 2008 and 2009 were $1,833,219 and $1,601,616, respectively.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 5 ─ RELATED PARTY TRANSACTIONS

Related Party Relationships

Name of Related Parties	Relationship with the Company

Mr. Yi Song	One of the shareholders of the Company
Mr. Hong Song	One of the shareholders of the Company
Shenzhen Diguang Engine & Equipment Co., Ltd. (a China based entity)	80% owned by Mr. Yi Song and 20% owned by Mr. Hong Song
Sino Olympics Industrial Limited	The representative of Song’s brothers

The break-down details of due to related parties were summarized as follows:

Amount due to	Diguang Engine	Stockholders	Total

Balance at January 1 , 2008	$1,465,790	$2,200,000	$3,665,790
Accrued interest	51,330	137,875	189,205
Payments made	(944,001)	(1,332,395)	(2,276,396)
Translation adjustment	101,429	—	101,429
Balance at December 31, 2008	$674,548	$1,005,480	$1,680,028

Accrued interest	17,061	47,568	64,629
Payments made	(691,273)	(109,670)	(800,943)
Translation adjustment	(336)	—	(336)
Balance at December 31, 2009	—	943,378	943,378

Shenzhen Diguang Engine & Equipment Co., Ltd

Dongguan Diguang S&T entered into a loan agreement with Shenzhen Diguang Engine and Equipment on October 20, 2006. Pursuant to the loan agreement, Shenzhen Diguang Engine and Equipment committed to make a loan of RMB10 million to Dongguan Diguang S&T through a bank at the current market rate for this type of loan. On October 20, 2006, Diguang Engine and Equipment advanced RMB10 million being the principal with a 5.5% interest rate to Dongguan S&T through China Merchants Bank, Shenzhen Nanyou Branch. The loan matured on November 30, 2008. But on December 31, 2008, there are still $674,548 (equivalent to RMB4,602,104) outstanding, of which $600,953 (equivalent to RMB4.1 million) is for principal and $73,595 (equivalent to RMB502,104) is for accumulated interest accrued till December 31, 2008. The loan, which matured on November 30, 2008, was repaid in full on April 10, 2009.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 5 ─ RELATED PARTY TRANSACTIONS (Continued)

Stockholders

During the process of acquiring 100% interest of Dongguan Diguang S&T, Sino Olympics Industrial Limited (Sino Olympics) owns 92% of interest and Shenzhen Diguang Engine & Equipment owns the remaining 8% of interest at Dongguan Diguang S&T. Accordingly, the entire consideration of $4.2 million was allocated $3,864,000 to Sino Olympics and $336,000 to Shenzhen Diguang Engine & Equipment. Based on the fact that Mr. Song brothers are the owners of both Sino Olympics and Shenzhen Diguang Engine & Equipment, the entire consideration of the $4.2 million was treated as amount due to Mr. Song Brothers. Of the $4.2 million acquisition price, $2 million was paid in cash before the end of 2007 and the remaining balance of $2.2 million was recorded as a portion of liabilities of the Company.

The $2.2 million should be repaid through four installment payments on June 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively. The Company paid $1,332,395 to Sino Olympics during the year ended December 31, 2008. Among the payment of $1,332,395, $1.1 million was purchase price paid as agreed in the purchase agreement; $137,875 was interest accrued and paid in accordance with the purchase agreement; the remaining $94,520 was paid by Diguang Electronics on behalf of Sino Olympics for withholding capital gain tax during the sale and purchase transaction of Dongguan Diguang S&T. The Company paid $109,670 to Sino Olympics in 2009. The balance of $943,378 was overdue on December 31, 2009, among which, $ 47,568 was accrued interest and $895,810 was outstanding purchase consideration. $613,440 was repaid by the Company on January 28, 2010, among which $561,908 was purchase consideration and $51,532 was accrued interest.

NOTE 6 ─ LONG-TERM INVESTMENT

The Company contributed investment of $1.5 million in Huaxia (Yangzhou) Integrated O/E System Inc. “Huaxia (Yangzhou)” and held 8.06% of total paid-in capital in this company. This investment was accounted for under the cost method.

The Company carried out impairment review of the long-term investment based on the estimation that the carrying value of the net assets of Huaxia (Yangzhou) is deemed to be the net realizable value of the investment. Huaxia (Yangzhou) continuously suffered net loss ever since inception in 2006 and had negative net asset as of December 31, 2009. The $1.5 million investment in Huxia (Yangzhou) was fully impaired as of December 31, 2009 and impairment loss recognized for the years ended December 31 2008 and 2009 was $157,108 and $720,698 respectively.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 7 ─ BANK LOANS

Loans from Shenzhen Ping’an Bank

To renew bank loans of RMB30 million with Shenzhen Ping’an Bank, Diguang Electronics repaid RMB30 million on December 1 and December 2, 2009 respectively when the loans fell due. Diguang Electronics received RMB10 million, equivalent to $1,465,008 as of December 31, 2009 from the Bank on December 25, 2009 and the remaining RMB20 million was received on January 6, 2010. The renewed bank loan will mature in one year. Pursuant to the renewed loan agreements, the plant in Dongguan Diguang S&T with net book value of $4,409,253 was put as pledge and the prevailing annual standard rate was 5.46% under the stipulation from the People's Bank of China.

The abovementioned RMB30 million loans were borrowed under the RMB30 million bank loan facilities provided by Shenzhen Ping’an Bank. Diguang Electronics also received pledged import financing loans from Shenzhen Ping’an Bank. The import financing loans were guaranteed by equivalent deposit of cash.

The Company borrowed bank loans of $2,194,175 and $2,159,475 for import financing purposes from Shenzhen Ping’an Bank on May 15, 2009 and June 12, 2009, respectively. The loans will mature in one year and have annual rates of 1.68% and 1.9425%. The proceeds of the above $4,353,650 loans were received in U.S. Dollars, and Diguang Electronics was required to repay the loans in RMB at a fixed exchange rate of 6.8354 and 6.8336 between U.S. Dollar and RMB respectively when the loans mature. The impact of change in the exchange rate on the loan is immaterial as of December 31, 2009. The loans were guaranteed by an equivalent cash deposit in local currency of RMB 29,631,994, with an annual deposit rate of 2.25%.

On January 12, 2010, Diguang Electronics received import financing loan of $2,996,989 from Shenzhen Ping’an Bank with annual interest of 2.31%, which will mature on January 12, 2011. Diguang Electronics was required to repay the loan in RMB at the fixed exchange rate of 6.7601 between U.S. Dollar and RMB when the loan falls mature. The cash deposit to guarantee the loan was RMB20,461,641, equivalent to $2,997,018 as of December 31, 2009 with an annual deposit rate of 2.25%.

Loan agreements with China Development Bank Co., Ltd.

On May 18, 2009, the Board of Directors of the Company approved the application of Diguang Electronics for banking facilities of RMB100 million from China Development Bank Co., Ltd. The banking facilities will be used in connection with the construction of the new facility located on the land owned by Diguang Electronics in the Guangming District of Shenzhen City. The application of RMB100 million bank facilities had been approved by China Development Bank Co., Ltd.

On June 25, 2009, before the application procedures were finalized, Diguang Electronics entered into a loan agreement with China Development Bank Co., Ltd. to borrow RMB30 million, which will be included in the aforementioned RMB100 million facilities when the final approval procedures are completed. Diguang Electronics received RMB30 million from China Development Bank Co., Ltd. on July 3, 2009. The loan bears an annual rate of 5.31%, the current benchmark interest rate pronounced by the People's Bank of China, and will mature in one year.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 7 ─ BANK LOANS (Continued)

Loan agreements with China Development Bank Co., Ltd. (Continued)

The RMB100 million banking facilities are secured by the followings: two joint and several personal guarantees from Mr. Song Yi and Mr. Song Hong, directors of the Company; a collateral placed on the office space owned by Diguang Electronics with a carrying amount of $2,253,525, a collateral placed on the land use rights on a piece of land located in the Guangming District of Shenzhen with a carrying amount of $2,400,967.

On December 30, 2009, Diguang Electronics paid RMB3 million to China Development Bank as 5 years’ guarantee expense for the RMB100 million bank facilities and the bank facilities formally became effective then. Diguang Electronics received RMB30 million from the bank on January 5, 2010 and repaid RMB25 million of abovementioned RMB30 million bank loans on the same day. On February 1, 2010, Diguang Electronics received further RMB15 million from the bank and repaid the remaining RMB5 million of the RMB30 million loan.

NOTE 8 ─ INCOME TAXES

The income before income taxes in 2008 and 2009 respectively, was as following:

	Years Ended December 31,
	2008	2009

Income (Loss) in China entities	$(3,216,935)	$(5,130,661)
Income (Loss) in non-China and non-US entities	(2,756,626)	(579,488)
Income (Loss) in U.S. entity	(1,294,573)	(6,158,468)
Elimination during consolidation process	2,936,998	4,664,861

Income (Loss) before income taxes	$(4,331,136)	$(7,203,756)

The income tax provision was as follows:

	Years Ended December 31,
	2008	2009
Current:
China	$132,422	$13,866
Federal	—	—
State	800	—
	133,222	13,866
Deferred:
China	58,087	28,485
The U.S.	—	—

	$191,309	$42,351

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 8 ─ INCOME TAXES (Continued)

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components that give rise to deferred tax assets as of December 31, 2008 and 2009 were as follows:

	December 31,
	2008	2009
Current:
Bad debt allowance	$78,283	$281,340
Inventory provision	347,355	660,191
	425,638	941,531

Non-current:
Net operating loss carry forwards	507,019	1,644,182

Valuation allowance	(904,172)	(2,585,713)

Net deferred tax assets:	$28,485	$—

The Company and its subsidiaries suffered operating losses for the year ended December 31, 2009. Management estimates that it is more likely than not that the potential economic benefits of the net operating loss will not be materialized in the near future. Accordingly, a full amount of valuation allowance was provided at December 31, 2009.

The difference between the effective income tax rate and the expected federal statutory rate was as follows:

	Years Ended December 31,
	2008	2009

Statutory rate	(34.0)%	(34.0)%
Income tax rate reduction	(27.3)	(8.5)
Permanent differences	38.7	26.7
Valuation allowance	18.2	15.2

Effective income tax rate	(4.4)%	(0.6)%

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 9 ─ EQUITY TRANSACTIONS

Under China laws and regulations, Diguang Electronics is required to appropriate a portion of its retained earnings to a general reserve, which cannot be used for dividend distribution purpose. In the years ended December 31, 2008 and 2009, the appropriation was $164,609 and 0, respectively, which was deemed a non-cash transaction for cash flow statement purpose.

In accordance with the signed Share Exchange Agreement, the shareholders of Diguang International Holdings Limited will be granted certain incentive shares if the Company (post reverse merger) meets certain financial performance criteria. The incentive shares and financial performance criteria are as follows:

	2008	2009
Sino Olympics Industries Limited	2,000,000	2,000,000
After-tax Profit Target (in millions) (1)	$31.9	$43.1

(1) After-tax profit targets shall be the income from operations, less taxes paid or payable with regard to such income, excluding the effect on income from operations, if any, resulting from issuance of Incentive Shares in any year.

The Company accounts for the transactions of issuing these incentive shares based on the fair value on the grant date. The Company assesses whether it is probable at the grant date the awards would be earned and if it is probably the expense would be recorded over the period (which in this case is specified as the shareholders of Diguang International Development Co., Ltd. can earn any of the amounts each year). The after-tax profit target for the year ended December 31, 2008 and 2009, respectively, had not been met and the Company did not record any share-based compensation for Song Brothers during this reporting period.

In accordance with the board resolution of the Company dated February 21, 2007, the Company appointed Chardan Capital Markets, LLC, (“Chardan”), as the agent to purchase back up to $5 million of the Company’s common shares on behalf of the Company pursuant to Rule 10b-18 and 10b-5. As of December 31, 2008, the Company had repurchased 521,000 shares of stock at an average price of $1.29 per share, resulting in 22,072,000 shares of common stock outstanding as of December 31, 2008. No share was repurchased during 2009. The total repurchased shares at cost were presented in line of treasury stock in the stockholders’ equity section on the balance sheet as of December 31, 2008 and 2009.

NOTE 10 ─ STOCK OPTIONS

The Company recognized the share-based compensation cost based on the estimated grant-date fair value. There were no stock options issued before January 1, 2006.

From February 25, 2006 to December 31, 2009, the Company issued total 1,504,000 shares of stock option with total fair value of $6,218,888. During the year ended December 31, 2009, the Company issued 50,000 shares of stock option at $0.51 per share with a fair value of $24,500; and 848,000 shares were issued during the year ended December 31, 2008 with total fair value of $90,800, among which, 548,000 shares were at $0.12 per share, and 300,000 shares were at $0.10 per share, respectively.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 10 ─ STOCK OPTIONS (Continued)

The share-based compensation recognized for stock options granted was $571,505 and $281,175 for the years ended December 31, 2008 and 2009, respectively. No tax benefit was recognized for the share-based compensation due to the stock options granted. The total intrinsic value of warrants and options exercised during the years ended December 31, 28 and 2009, was approximately $0, and $0, respectively, as no stock options were exercised in each respective year since they were granted.

Assumptions

The disclosure of the above fair value for these awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

	Years Ended December 31,
	2008	2009

Expected volatility	129.64% to 204.74%	271.41%
Weighted average volatility	N/A	N/A
Expected life	7 years	2.5 years
Risk free interest rate	0.98% to 3.75%	1.315%

The expected volatilities are essentially based on the historical volatility of the Company’s stock. The observation was made on a daily basis. The periods of observation covered were from March 17, 2006 through the grant day for all the options granted in 2008 and 2009. The expected terms of stock options are based on the average vesting period and the contractual life of stock options granted.

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 10 ─ STOCK OPTIONS (Continued)

Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date. The share-based compensation will be recognized based on graded vesting method over the four years or over the three years regarding the options granted to directors in order to match their directorship terms. A summary of option activities under the 2006 Plan during the years ended December 31, 2008 and 2009 is presented as follows:

Stock Options	Shares	Weighted- Average Exercise Price($)	Weighted - Average Remaining Contractual Term(years)

Outstanding at January 1, 2008	407,417	5.00	8.22
Exercisable at January 1, 2008	145,389	5.00	8.20

Granted	888,000	0.19	9.92
Exercised	—	—	—
Forfeited or expired	(6,750)	—	—
Outstanding at December 31, 2008	1,288,667	1.69	9.13
Exercisable at December 31, 2008	247,667	4.86	7.53

Granted	50,000	0.51	—
Exercised	—	—	—
Forfeited or expired	(136,750)	—	—
Outstanding at December 31, 2009	1,201,917	1.77	8.79
Exercisable at December 31, 2009	599,611	2.82	6.53

On July 15, 2007, the Company entered into a two years Consultancy Agreement with Mr. Chen Min. On July 10, 2009, just before termination of the Consultancy Agreement, the Board of Directors of the Company granted 50,000 shares of stock option to Mr. Chen Min for the past consulting service rendered. The 50,000 shares of stock option vested on the grant date and the option may be exercised for sixty months after termination of the above mentioned Consultancy Agreement. The share option has a fair value of $24,500 and was recognized as compensation cost immediately upon the granting.

The trading price of the Company stock at December 31, 2008 and 2009 was $0.06, and $0.26 per share, respectively. As of December 31, 2009, the exercise price of 499,917 shares of outstanding stock option was higher than the trading price of the Company’s common stock and did not have any intrinsic value; the excise price of the other 724,000 shares granted in December 2008 was lower than trading price and reported intrinsic value. Intrinsic value for outstanding and exercisable options as of December 31, 2009 was $107,360 and $30,840, respectively.

As of December 31, 2009, the total unrecognized stock-based compensation based on fair value on the granting date related to non-vested stock options was $96,409. That cost is expected to be recognized over a period of three years.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 11 ─ COMMITMENTS AND CONTINGENCIES

Capital Commitment

The construction of manufacturing base in the Guangming district of Shenzhen city started in early 2010. Total amount of signed construction contracts were about $6.3 million, among which, $644,280 were already paid as of December 31, 2009. Total budget of the plant construction was about $10.5 million excluding land cost which has a net book value of $2,400,967 as of December 31, 2009. The Company plans to pay $7.3 million of construction expenses in 2010 and leave the remaining $2.6 million in 2011.

Operating Leases

On September 10, 2008, Wuhan Diguang entered into a lease agreement with Hannstar-TPV Display (Wuhan) Corp. to rent machinery from Hannstar-TPV Display (Wuhan) Corp. The lease agreement lasted from October 2008 to December 2010 with an annual rental of RMB800,000, equivalent $117,259.

Wuhan Diguang also entered into lease agreement with Wuhan TPV Display Technology Co., Ltd. to rent office place at RMB37,431, equivalent to $5,486 per month from January to December of 2010.

Future minimum payments required under the lease agreement with Hannstar-TPV Display (Wuhan) Corp. and Wuhan TPV that has an initial or a remaining lease term in excess of one year at December 31, 2009 are as follows:

Year Ended December 31,	Amount

2010	183,096

NOTE 12 ─ EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods as indicated:

	Years Ended December 31,
	2008	2009

Numerator:
Net income (loss) attributable to common shareholders	$(4,718,370)	$(7,200,425)
Net income (loss) used in computing diluted earnings per share	$(4,718,370)	$(7,200,425)

Denominator:
Weighted average common shares outstanding – basic	22,155,882	22,072,000
Potential diluted shares from stock options granted
Weighted average common share outstanding – diluted	22,155,882	22,072,000
Basic (losses) earnings per share	$(0.21)	$(0.33)
Diluted earnings (losses) per share	$(0.21)	$(0.33)

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 13 ─ GOVERNMENT SUBSIDIES

The local government in Shenzhen provided government subsidies sourcing from the proceeds of value added tax and corporate income tax collected to encourage Diguang Electronics’ research and development efforts. All subsidies were accounted for based on the hard evidence that Diguang Electronics should be entitled to receive these subsidies or that cash has been received. Government subsidies received with specification to support the research and development efforts were first offset against Diguang Electronics’ research and development expense and the remaining balance, if any, together with proceeds from other subsidy programs, were recognized as other income in accordance with internationally prevailing practice. The government subsidies for the year ended December 31, 2008 were $304,316, and Diguang Electronics has not received any government subsidies for the year ended December 31, 2009.

NOTE 14 ─ RESEARCH FUNDING ADVANCED

On June 22, 2007, Diguang Electronics entered a fund sharing agreement with Hisense Electric Co., Ltd. (“Hisense” thereafter) to share aggregate funding of RMB3.77 million (approximately $552,583) granted by the Ministry of Science and Technology of the People’s Republic of China for supporting technology research of LED back light products. According to the sharing agreement, Diguang Electronics will receive 40% or RMB1,508,000 of the total amount available in three installment payments. On May 23, 2007, Diguang Electronics received the first installment payment of RMB900, 000, equivalent to $131,850 as of December 31, 2009. In accordance with the government grant agreement, if the final product resulting from the research and development project conducted by Diguang Electronics failed to meet the standards established by the designated government authorities at the appropriate level in this particular field, any amount of fund received by the Company shall be returned in full. This project was not completed and no further fund was received in the year ended December 31, 2009.

On August 26, 2008, Diguang Electronics entered a fund sharing agreement with the Department of Information Industry of Guangdong Province and Jingge Century Semiconductor (Shenzhen) Co., Ltd. (“Jingge” thereafter). According to the agreement, Diguang Electronics and Jingge would share aggregate funding of RMB5 million granted by the Department of Information Industry of Guangdong Province to support research and development of “Ultra Thin, Energy Saving, and Environmental Friendly intelligent LED backlight for TFT-LCD” project and industrialization of LED Driver IC production. According to the sharing agreement, Diguang Electronics will receive RMB3.5 million of the total amount and Jingge will receive the rest of RMB1.5 million. Diguang Electronics received its share of RMB3.5 million (equivalent to $512,753 as of December 31, 2009) on October 27, 2008. As stated in the agreement, if this development project failed and Diguang Electronics is deemed to be responsible for the failure, Diguang Electronics should return received fund in full and a penalty of 20% of received fund should be paid. This project was not completed as of December 31, 2009.

On December 22, 2009, Dihao received governmental fund of RMB600,000, equivalent to $87,900, from Science and Technology bureau of Jiangsu Province in support of the research and development RGB LED backlights, the duration of project is from April of 2009 to December of 2010. As of December 31, 2009, the project has not been completed. According to the agreement, if Dihao breaches terms of the agreement or could not carry out R&D activities as required by the agreement, the government has authority to terminate the plan and require Dihao to return received fund.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 14 ─ RESEARCH FUNDING ADVANCED (Continued)

As of December 31, 2009, the three research projects were still in progress and no revenue had been generated and cost incurred was expensed. In accordance with EITF 07-01, “Accounting for Collaborative Arrangements,” the Company believes that it does not have any significant business and financial risk associated with the participation in the above collaborative arrangements other than the fact that it may have the obligation to pay back the entire amount of fund received if the result of research projects conducted by the Company would not satisfy the standards established by the designated government authority at the appropriated level in this particular field. Therefore, the amount of fund received was presented as part of liabilities until the ultimate results would pass the test successfully.

NOTE 15 ─ CONCENTRATION OF CUSTOMERS AND VENDORS

Customers and vendors who account for 10% or more of revenues, accounts receivable, purchases, and accounts payable are presented as follows:

		Accounts		Accounts
	Revenue	Receivable	Purchases	Payable
2008

Customer A	11%	0%	—	—
Customer B	11%	18%	—	—
Customer C	11%	6%	—	—
Customer D	20%	16%	—	—
Customer E	2%	12%	—	—
Customer F	3%	10%	—	—

2009
Customer D	11%	9%	—	—
Customer F	8%	18%	—	—

No vendor accounts for 10% or more of purchases or accounts payable for the year ended December 31, 2008 and 2009.

NOTE 16 ─ SEGMENT REPORTING

The Company currently operates mainly in backlight production with portions of new products of LED monitors, LED general lighting, and LED TV sets assembly. As the Company’s major production base is in China while export revenue and net income in overseas entities is accounted for a significant portion of total consolidated revenue and net income, management believes that the following tables present useful information to chief operation decision makers for measuring business performance, financing needs, and preparing corporate budget, etc.

	Years Ended December 31,
	2008	2009

Sales to China domestic customers	$15,002,027	$17,785,350
Sales to international customers	40,428,653	26,289,899

	$55,430,680	$44,075,249

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLICATED FINANCIAL STATEMENTS

NOTE 16 ─ SEGMENT REPORTING (Continued)

	Domestic	International
	Customers	Customers	Total

2008
Revenue	$15,002,027	$40,428,653	$55,430,680
Gross margin	4%	10%	9%
Receivable	4,180,927	5,280,271	9,944,208
Inventory	7,285,860	—	7,285,860
Property and equipment	19,369,200	—	19,369,200
Expenditures for long-lived assets	2,607,743	—	2,607,743

2009
Revenue	$17,785,350	$26,289,899	$44,075,249
Gross margin	8%	8%	8%
Receivable	6,469,337	7,502,749	13,972,086
Inventory	7,439,287	—	7,439,287
Property and equipment	17,868,845	—	17,868,845
Expenditures for long-lived assets	160,094	—	160,094

NOTE 17 ─ SUPPLEMENTARY INFORMATION ABOUT CASH FLOWS

	Years Ended December 31,
	2008	2009
Cash Paid
Interest	$(254,093)	$(404,410)
Income Tax	(76,870)	(19,939)

Non-Cash Transactions	Years Ended December 31,
	2008	2009
Dividend payable	$—	$—
Amount due to stockholders	—	—
Common stock	—	—
Additional paid-in capital	—	—
Appropriation	164,609	—
Retain Earnings	(164,609)	—
Deferred offering expense	—
Translation adjustments	—	—

NOTE 18 ─ QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for 2008 and 2009 is as follows:

	Quarterly Financial Data
2009	First	Second	Third	Fourth
Net sales	$5,999,853	10,203,137	13,456,366	14,415,893
Gross profit	621,365	399,981	938,160	1,591,875
Net income (loss) attributable to common shares	(1,210,418)	(1,837,175)	(1,217,550)	(2,935,282)
Basic earnings per share	$(0.05)	(0.08)	(0.06)	(0.07)

2008	First	Second	Third	Fourth
Net sales	$16,199,591	$16,897,178	$13,599,288	$8,734,623
Gross profit	2,639,234	2,181,429	881,077	(961,670)
Net income (loss) attributable to common shares	168,730	134,788	(1,301,553)	(3,720,335)
Basic earnings per share	$0.01	$0.01	$(0.06)	$(0.17)

Exhibit Index
Exhibit No.	Description

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference from Form S-1/A filed on October 30, 2006).

3.1(ii)	Amended and Restated By-laws (incorporated by reference from Form S-1/A filed on October 30, 2006).

10.1
Production Building Lease Contract with Dongguan Diguang Electronics Science & Technology Co., Ltd. and Shenzhen Diguang Electronics Co. dated March 30, 2005 (incorporated by reference from Form S-1 filed on June 16, 2006).

10.2	Employment Agreement of Yi Song (incorporated by reference from Form 8-K filed on April 21, 2006).

10.3	Employment Agreement of Hong Song (incorporated by reference from Form 8-K filed on April 21, 2006).

10.4	Amended and Restated Purchase Option Agreement dated May 12, 2006 (incorporated by reference from Form 10-QSB filed on May 15, 2006).

10.5	Lease Agreement between Wuhan Diguang Electronics Co. Ltd. and TPV Technology ( Wuhan ) Co. Ltd dated November 18, 2006 (incorporated by reference from Form 10-K filed on April 14, 2008).

10.6	Employment Agreement of Keith Hor dated March 7 2007 (incorporated by reference from Form 8-K filed on March 13, 2007).

10.7	Lease Agreement between Dihao Electronics ( Yangzhou ) Co. Ltd and Transcend Optronics ( Yangzhou ) Co., Ltd dated October 1, 2007 (incorporated by reference from Form 10-K filed on April 14, 2008).

10.8	Lease Agreement between Wuhan Diguang Electronics Co. Ltd and Wuhan Hannstar Technology Co. Ltd dated October 29, 2007 (incorporated by reference from Form 10-K filed on April 14, 2008).

10.9	Sale and Purchase Agreement relating to 100% interest in Dongguan Diguang Science & Technology Limited dated December 29, 2007 (incorporated by reference from Form 8-K filed on January 4, 2008).

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