Form 10-Q
period 2010-03-31
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2010-05-17
CIK 1158722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Yes ☐ No ☒

As of March 31, 2010, the Company had 22,072,000 shares of common stock issued and outstanding.

Diguang International Development Co., Ltd.
Form 10-Q
For the Quarter Ended March 31, 2010

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited consolidated balance sheets, statements of income and comprehensive income, and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America, “GAAP”, for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission, the “SEC”. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,	March 31,
	2009	2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,190,513	$5,630,416
Restricted cash	4,341,112	7,311,803
Accounts receivable, net of allowance for doubtful accounts $1,529,505 and $1,592,221	13,972,086	15,908,878
Inventories, net of provision $3,519,124 and $3,485,777	7,439,287	10,008,084
Other receivables, net of provision $69,032 and $69,032	465,013	401,024
VAT recoverable	82,497	548,969
Advance to suppliers	900,328	1,608,134
Total current assets	33,390,836	41,417,308

Investment, net of impairment $1,500,000 and $1,500,000	-	-
Plant, property and equipment, net	17,868,845	18,698,964
Long-term prepayments	439,502	417,533

Total assets	$51,699,183	$60,533,805

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loans	$10,213,683	$11,745,728
Accounts payable	15,446,721	17,386,496
Advance from customers	325,165	331,422
Accruals and other payables	2,510,206	2,472,450
Accrued payroll and related expense	712,206	771,067
Income tax payable	394,989	383,782
Amount due to stockholders – current	943,378	352,835
Total current liabilities	30,546,348	33,443,780

Long-term bank loans	-	6,592,634
Research funding advanced	952,255	952,270
Total non-current liabilities	952,255	7,544,904

Total liabilities	31,498,603	40,988,684

Equity:
Common stock, par value $0.001 per share, 50 million shares authorized, 22,593,000 and 22,593,000 shares issued, 22,072,000 and 22,072,000 shares	22,593	22,593
Additional paid-in capital	20,881,635	20,892,854
Treasury stock at cost	(674,455)	(674,455)
Appropriated earnings	802,408	802,408
Accumulated deficit	(7,644,254)	(8,221,079)
Translation adjustment	4,338,891	4,299,891
Total stockholders’ equity	17,726,818	17,122,212
Non-controlling interest	2,473,762	2,422,909
Total equity	20,200,580	19,545,121

Total liabilities and stockholders’ equity	$51,699,183	$60,533,805
See accompanying notes to financial statements

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In US Dollars)

	Three months ended March 31
	2009	2010
	(Unaudited)	(Unaudited)
Revenues:
Revenues, net	$5,999,853	$12,484,194
Cost of sales	5,378,488	10,779,840

Gross profit	621,365	1,704,354

Selling expense	418,234	600,831
Research and development	406,324	528,984
General and administrative	1,116,939	1,068,932
Loss on disposing assets	14,039	2,686

Loss from operations	(1,334,171)	(497,079)

Interest income (expense), net	(87,446)	(169,226)
Investment income (expense)	500	-
Other income (expense)	177,921	38,592

Loss before income taxes	(1,243,196)	(627,713)

Income tax provision	3,088	-

Net loss	(1,246,284)	(627,713)

Net income (loss) attributable to non-controlling interest	(35,866)	(50,888)

Net loss attributable to common shares	$(1,210,418)	$(576,825)

Weighted average common shares outstanding – basic	22,072,000	22,072,000

Losses per share – basic	(0.05)	(0.03)

Weighted average common shares outstanding – diluted	22,072,000	22,072,000

Losses per shares – diluted	(0.05)	(0.03)

Comprehensive loss:
Net loss	$(1,246,284)	$(627,713)
Translation adjustment	(245,869)	(38,965)
Comprehensive loss	(1,492,153)	(666,678)
Comprehensive loss attributable to non-controlling interest	(39,661)	(50,853)

Comprehensive income attributable to common shares	$(1,452,492)	$(615,825)

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In US Dollars)

	Three months ended March 31,
	2009	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,246,284)	$(627,713)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	427,287	446,606
Bad debts allowance	-	62,698
Inventory provision	(21,068)	(33,398)
Loss on disposing assets	14,039	2,686
Share-based compensation	100,090	11,219
Changes in operating assets and liabilities:
Accounts receivable	1,581,302	(1,999,455)
Inventory	(1,168,677)	(2,535,342)
Other receivables	155,994	63,989
VAT recoverable	(38,258)	(466,465)
Prepayments and other assets	29,694	(707,798)
Accounts payable	(3,801,009)	1,939,835
Accruals and other payable	(380,104)	28,130
Advance from customers	(27,290)	6,257
Taxes payable	(1,036)	(11,207)

Net cash used in operating activities	(4,375,320)	(3,819,958)

Cash flows from investing activities:
Purchase of fixed assets	(56,690)	(1,257,632)
Proceeds from disposal of fixed assets	13,464	209

Net cash used in investing activities	(43,226)	(1,257,423)

Cash flows from financing activities:
Due to related parties	(83,409)	(597,568)
Repayments for short-term bank facilities	-	(1,438,624)
Proceeds from import financing loans		2,970,691
Restricted cash pledged for import financing loans	-	(2,970,691)
Proceeds from long-term loan facilities	-	6,592,731

Net cash received from financing activities	(83,409)	4,556,539
Effect of changes in foreign exchange rates	(222,780)	(39,255)
Net increase (decrease) in cash and cash equivalents	(4,724,735)	(560,097)
Cash and cash equivalents, beginning of the year	15,024,363	6,190,513
Cash and cash equivalents, end of the year	$10,299,628	$5,630,416

Supplemental disclosures of cash flow information:
Cash paid for interest	66,451	120,912
Cash paid for income taxes	5,546	-

See accompanying notes to financial statements

NOTE 1 ─ ORGANIZATION AND OVERVIEW OF BUSINESS

Diguang International Development Co., Ltd., formerly known as Online Processing, Inc., “Online”, was established under the laws of the State of Nevada in 2000.  On January 10, 2006, Online entered into a stock exchange agreement with Diguang International Holdings Limited., “Diguang Holdings”.  On March 17, 2006, Online issued 2.4 million shares of its common stock in exchange for the gross proceeds of $12 million and issued 18,250,000 shares of its common stock in exchange for 100% equity interest in Diguang Holdings, making Diguang Holdings a wholly owned subsidiary of Online.  Consummating the above two transactions simultaneously, Online and Diguang Holdings successfully fulfilled their contractual obligations, respectively, under the stock exchange agreement on March 17, 2006.  One of the conditions to closing the transaction was changing the name from Online Processing, Inc. to “Diguang International Development Co., Ltd.”, and the name was changed on February 28, 2006.

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

The Company’s headquarter is located in Shenzhen, China. The Company owns its subsidiaries through Diguang Holdings.  Diguang Holdings was established under the law of the British Virgin Islands on July 27, 2004 and holds equity interests in the following entities:

•	Well Planner Limited, a Hong Kong based entity;
•	Diguang Science and Technology (HK) Limited, a British Virgin Islands based entity;
•	Shenzhen Diguang Electronics Co., Ltd., a China based entity;
•	North Diamond;
•	Wuhan Diguang Electronics Co., Ltd.;
•	Dongguan Diguang Electronics Science and Technology Co., Ltd.; and
•	Shenzhen Optimum Electronics Co., Ltd.

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

NOTE 1 ─ ORGANIZATION AND OVERVIEW OF BUSINESS (Continued)

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

Diguang Holdings acquired 65% interest of North Diamond on January 3, 2007.  North Diamond is a holding company of Dihao (Yangzhou) Co., Ltd., “Dihao”, an operating entity, which is registered in the Yangzhou City Development Zone, Jiangsu Province, China.  Dihao conducts business activities of developing, manufacturing and marketing backlight products for large size electronic display devices and provides relevant technical services in China.

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

On December 29, 2007, Diguang Holdings acquired 100% interest in Dongguan Diguang Electronics Science and Technology Co. Ltd., “Dongguan Diguang S&T”.  On January 1, 2008, Diguang Holdings assigned 70% of interest in Dongguan Diguang S&T to Diguang Electronics. Dongguan Diguang S&T was established under the laws of the People’s Republic of China on February 16, 2004 and has been used by Diguang Electronics as the production base since its inception.  Dongguan Diguang S&T has started its manufacturing activities since 2008.

On April 30, 2009, Well Planner established a wholly-owned entity named Shenzhen Optimum Electronics Co., Ltd, “Shenzhen Optimum”, a China based entity.  Shenzhen Optimum concentrates in sales of large size LED TV sets manufactured by Diguang Electronics to domestic customers throughout China.

NOTE 2 ─ RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements Not Adopted Yet

Adoption of FASB ASU 2010-13

In April 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-13, "Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades," which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis.  The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2009 and March 31, 2010 were adequate, respectively.  However, actual write-off might exceed the recorded allowance.

The following table presents allowance activities in accounts receivable.
	December 31,	March 31,
	2009	2010
		(Unaudited)

Beginning balance	$655,893	$1,529,505
Additions charged to expense	927,704	62,716
Recovery	-	-
Write-off	(54,092)	-

Ending balance	$1,529,505	$1,592,221

As of March 31, 2010, accounts receivable of RMB2,257,515, equivalent to approximately $330,732, was pledged to China Merchants Bank Jinzhonghuan Branch in exchange for issuance of bank acceptance bills of RMB2,144,640, equivalent to approximately $314,196.

NOTE 4 ─ INVENTORIES

The inventories are as follows:
	December 31,	March 31,
	2009	2010
		(Unaudited)

Raw materials	$5,661,873	$6,707,737
Work in progress	1,504,063	2,864,783
Finished goods	3,092,724	3,884,552
Consignment goods	699,751	36,789

	$10,958,411	$13,493,861
Provision	(3,519,124)	(3,485,777)

Inventories, net	$7,439,287	$10,008,084

NOTE 5 ─ PROPERTY, PLANT, AND EQUIPMENT

A summary of property, plant and equipment at cost is as follows:

	December 31,	March 31,
	2009	2010
		(Unaudited)

Land usage rights	$3,199,461	$3,199,507
Plant and office buildings	11,493,931	11,494,100
Machinery	5,282,122	5,232,464
Office equipment	1,425,128	1,501,454
Vehicles	277,171	361,942
Software	153,309	153,311
Leasehold improvement	2,096,803	2,102,287
Construction in process	132,079	1,243,648

	$24,060,004	$25,288,713
Accumulated depreciation	(6,191,159)	(6,589,749)

	$17,868,845	$18,698,964

The Company is constructing the manufacturing facility for production of large size LED products in the Guangming District of Shenzhen City.  The construction of the plant will be completed at the end of 2010.  Total budgeted capital investment for this facility is estimated to be $10.5 million, excluding cost of land usage right, which had net book value of $2,388,346 as of March 31, 2010.

The depreciation and amortization for the three months ended March 31, 2009 and 2010 were $427,287 and $424,630 respectively.

NOTE 6 ─ RELATED PARTY TRANSACTIONS

Related Party Relationships

Name of Related Parties	Relationship with the Company

Mr. Yi Song	One of the shareholders of the Company
Mr. Hong Song	One of the shareholders of the Company
Shenzhen Diguang Engine & Equipment Co., Ltd. (a China based entity)	80% owned by Mr. Yi Song and 20% owned by Mr. Hong Song
Sino Olympics Industrial Limited	The representative of Song’s brothers

The break-down details of due to related parties were summarized as follows:

Amount due to	Stockholders

Balance at December 31, 2009	$943,378
Accrued interest	22,897
Payments made	(613,440)
Balance at March 31, 2010	$352,835

NOTE 6 ─ RELATED PARTY TRANSACTIONS (Continued)

During the process of acquiring 100% interest of Dongguan Diguang Science and Technology, “Dongguan Diguang S&T”, Sino Olympics Industrial Limited, “Sino Olympics”, owns 92% of interest and Shenzhen Diguang Engine & Equipment owns the remaining 8% of interest at Dongguan Diguang S&T.  Accordingly, the entire consideration of $4.2 million was allocated $3,864,000 to Sino Olympics and $336,000 to Shenzhen Diguang Engine & Equipment.  Based on the fact that the Song brothers are the owners of both Sino Olympics and Shenzhen Diguang Engine & Equipment, the entire consideration of the $4.2 million was treated as amount due to the Song Brothers.  Of the $4.2 million acquisition price, $2 million was paid in cash before the end of 2007 and the remaining balance of $2.2 million should be paid through four installment payments on June 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively.  The balance of $352,835 was overdue as of March 31, 2010, among which, $ 18,933 was accrued interest and $ 333,902 was outstanding purchase consideration.

NOTE 7 ─ BANK LOANS

Loans from Shenzhen Ping’an Bank

Diguang Electronics renewed bank loans of RMB30 million with Shenzhen Ping’an Bank. RMB10 million, equivalent to approximately $1,465,030, and RMB20 million, equivalent to approximately $ 2,930,059, were received on December 25, 2009 and January 6, 2010, respectively.  The renewed bank loan will mature in one year.  Pursuant to the renewed loan agreements, the plant in Dongguan Diguang S&T with net book value of $4,343,073 was put as pledge and the prevailing annual standard rate was 5.47% under the stipulation from the People's Bank of China.

The abovementioned RMB30 million loans were borrowed under the RMB30 million bank loan facilities provided by Shenzhen Ping’an Bank.  Diguang Electronics also received pledged import financing loans from Shenzhen Ping’an Bank.  The import financing loans were guaranteed by equivalent deposit of cash.

Bank loans of $2,194,175 and $2,159,475 were obtained for import financing purposes from Shenzhen Ping’an Bank on May 15, 2009 and June 12, 2009, respectively.  The loans will mature in one year and have annual rates of 1.68% and 1.94%.  The proceeds of the above $4,353,650 loans were received in U.S. Dollars, and Diguang Electronics was required to repay the loans in RMB at fixed exchange rates of 6.8354 and 6.8336 between U.S. Dollar and RMB respectively when the loans fall mature.  The impact of change in exchange rate on the loan was immaterial as of March 31, 2010.  The loans were guaranteed by an equivalent cash deposit in local currency of RMB 29,630,958, equivalent to approximately $4,341,023, with an annual deposit rate of 2.25%.

On January 12, 2010, Diguang Electronics received import financing loan of $2,996,989 from Shenzhen Ping’an Bank with annual interest of 2.31%, which will mature on January 12, 2011.  Diguang Electronics was required to repay the loan in RMB at the fixed exchange rate of 6.7601 between U.S. Dollar and RMB when the loan falls mature.  The cash deposit to guarantee the loan was RMB20,277,948, equivalent to approximately $2,970,780 as of March 31, 2010 with an annual deposit rate of 2.25%.

NOTE 7 ─ BANK LOANS (Continued)

Loans from China Development Bank

On May 18, 2009, the Board of Directors of the Company approved the application of Diguang Electronics for banking facilities of RMB100 million from China Development Bank Co., Ltd.  The banking facilities will be used in connection with the construction of the new facility located on the land owned by Diguang Electronics in the Guangming District of Shenzhen City.

On December 30, 2009, Diguang Electronics paid RMB3 million to China Development Bank as five years’ guarantee expense for the RMB100 million bank facilities and the bank facilities formally became effective then.  Diguang Electronics received RMB30 million, equivalent to approximately $4,395,089, from the bank on January 5, 2010 and RMB15 million, equivalent to approximately $2,197,545, on February 1, 2010.

The RMB100 million banking facilities are secured by the followings: two joint and several personal guarantees from Mr. Song Yi and Mr. Song Hong, directors of the Company; collateral placed on the office space owned by Diguang Electronics with a carrying amount of $2,245,645; collateral placed on the land use rights on a piece of land located in the Guangming District of Shenzhen with a carrying amount of $2,388,346.

NOTE 8 ─ STOCK OPTIONS

The Company recognized the share-based compensation cost based on estimated grant-date fair value.  There were no stock options issued before January 1, 2006.

Assumptions

The fair value of each stock option granted was estimated at the date of grant using the Black-Scholes option pricing model with the below assumptions.

The expected volatilities are essentially based on the historical volatility of the Company’s stock.  The observation was made on a daily basis.  The periods of observation covered were from March 17, 2006 though the grant day for all the options granted.  The expected terms of stock options are based on the average vesting period and the contractual life of stock options granted.  The risk-free rates are consistent with the expected terms of stock option and based on the U.S. Treasury yield curve in effect at the time of grant.  The Company estimated the forfeiture rate of its stock options was 6.13%.

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

Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date.  The share-based compensation will be recognized based on graded vesting method over the four years or over the three years regarding the options granted to directors in order to match their directorship terms.  A summary of option activities under the 2006 Plan during the three months ended March 31, 2010 are presented as follows:

NOTE 8 ─ STOCK OPTIONS (Continued)

Stock Options	Shares	Weighted- Average Exercise Price	Weighted – Average Remaining Contractual Term
Outstanding at January 1, 2010	1,201,917	$1.77	8.71
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	(13,000)	0.95	8.53
Outstanding at March 31, 2010	1,188,917	1.78	7.45
Exercisable at March 31, 2010	747,694	$2.57	6.82

The trading price of the Company stock at March 31, 2009 and 2010 was $0.28 and $0.30 per share, respectively.  As of March 31, 2010, the exercise price of 476,917 shares of outstanding stock option was higher than trading price of the Company’s common stock and did not have any intrinsic value; the exercise price of the other 712,000 shares granted in December 2008 was lower than trading price and reported intrinsic value.  Intrinsic value for outstanding and exercisable options as of March 31, 2010 was $134,160 and $62,440, respectively.

NOTE 9 ─ EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods as indicated:

	Three Months Ended March31,
	2009	2010
	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) attributable to the Company	$(1,210,418)	$(576,825)
Net income (loss) used in computing diluted earnings per share	$(1,210,418)	$(576,825)

Denominator:
Weighted average common shares outstanding – basic	22,072,000	22,072,000
Weighted average common share outstanding – diluted	22,072,000	22,072,000

Basic earnings per share	$(0.05)	$(0.03)
Diluted earnings per share	$(0.05)	$(0.03)

NOTE 10 ─ SEGMENT REPORTING

The Company currently operates mainly in backlight production with portions of new products of LED monitors, LED general lighting and LED TV sets assembly.  As the Company’s major production base is in China while export revenue and net income in overseas entities is accounted for a significant portion of total consolidated revenue and net income, management believes that the following tables present useful information to chief operation decision makers for measuring business performance, financing needs, and preparing corporate budget, etc.

	Three Months Ended March 31,
	2009	2010
	(Unaudited)	(Unaudited)

Sales to China domestic customers	$1,721,751	$6,006,812
Sales to international customers	4,278,102	6,477,382

	$5,999,853	$12,484,194

	China	International
	Customers	Customers	Total

As of March 31, 2009
Revenue	$1,721,751	$4,278,102	$5,999,853
Gross margin	16%	8%	10%
Receivable	2,955,278	5,410,879	8,366,157
Inventory	8,461,214	-	8,461,214
Property and equipment	18,740,891	-	18,740,891
Expenditures for long-lived assets	56,690	-	56,690

As of March 31, 2010
Revenue	$6,006,812	$6,477,382	$12,484,194
Gross margin	17%	10%	14%
Receivable	8,332,146	7,576,732	15,908,878
Inventory	10,008,084	-	10,008,084
Property and equipment	18,698,964	-	18,698,964
Expenditures for long-lived assets	1,257,632	-	1,257,632

NOTE 11 ─ SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2010 up through the date the Company issued these financial statements.  During this period the Company did not have any material recognizable subsequent events.

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

The Company’s headquarter is in Shenzhen, China. The Company conducts its business principally through the operations of Shenzhen Diguang Electronics Co., Ltd., “Diguang Electronics”, based in Shenzhen along with its main backlight manufacturing operation in Dongguan, Guangdong Province, China, Dihao Co., Ltd., based in Yangzhou, “Dihao” and Wuhan Diguang Electronics Co., Ltd, based in Wuhan, “Wuhan Diguang.” Shenzhen Diguang Electronics had approximately 1,459 full-time employees as of March 31, 2010.

Dihao is a 100% wholly-owned subsidiary of North Diamond.  The Company gained controlling interest of Dihao by acquiring 65% of North Diamond on January 3, 2007.  As of March 31, 2010, Dihao had approximately 171 full-time employees.

Wuhan Diguang was established on March 13, 2007 and commenced its operation on July 1, 2007.  Wuhan Diguang was established with the capacity to provide large inches of TFT-LCD which are mainly sold to its customers from Taiwan. Wuhan Diguang had approximately 498 employees as of March 31, 2010.

Dongguan Diguang Electronics Science and Technology Co. Ltd., “Dongguan Diguang S&T”, was established as the production base of Shenzhen Diguang Electronics Co Ltd.   It became a wholly-owned subsidiary of Diguang Holdings since December 30, 2007 following acquisition.  As of March 31, 2010, Dongguan Diguang S&T had approximately 265 full-time employees.

Shenzhen Optimum Electronics Co., Ltd, “Shenzhen Optimum”, was established for sales of large size LED TV sets manufactured by Diguang Electronics to domestic customers throughout China. As of March 31, 2010, Shenzhen Optimum had approximately 11 full-time employees.

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

Results of Operations

Comparison of Three Months Ended March 31, 2010 and 2009

Revenue

Net revenue was approximately $12.5 million for the three months ended March 31, 2010, an increase of $6.5 million, or 108%, compared with $6 million for the same period in the prior year. The increase in sales revenue was primarily due to the increased demand of the backlights market as the effect of recovery from the global financial crisis suffered from the second half year of 2008 through the first half year of 2009.  From the third quarter of 2009, the market showed an upward trend and the Company expanded sales revenue both on its traditional products and newly developed products of large size LED backlights and LED monitors.  The Company’s three manufacturing facilities in Dongguan, Wuhan, and Yangzhou contributed increases in sales revenue of $1.9 million, $4.2 million, and $0.4 million, respectively, in the first quarter of 2010.

The Company’s total net revenue can be divided into international sales and domestic sales as follows:

	Three Months Ended March 31,
	2010	2009
International sales	6,477,000	4,278,000

Domestic sales	6,007,000	1,722,000

Total	12,484,000	6,000,000

Sales to international customers totaled $6.5 million for the three months ended March 31, 2010, representing an increase of $2.2 million, or a 51% increase, compared with $4.3 million for the first quarter of 2009.  Of the $2.2 million increase, approximately $1.9 million came from sales of large size CCFL backlight products to Taiwanese customers in the Wuhan facility due to increased downstream demand.  Sales to other international customers of Hong Kong and Korea remained at relatively low level as in the same period in 2009.

Sales to domestic customers were $6.0 million for the first quarter of 2010, representing an increase of $4.3 million, or a 253% increase, compared with $1.7 million for the same period of 2009.  Along with positive influence from overall market circumstances, the Company’s great effort on development of domestic market contributed significantly to the increase in domestic sales revenue.  Sales of mid to larger size LED backlight products and large size LCD to newly developed domestic customers contributed $3.8 million of increase in revenue.

Domestic sales and international sales accounted for 48% and 52% of total sales revenue respectively in the current period, compared with 29% and 71% in the same period of the prior year.  The Company expects that the proportion of domestic sales will keep increasing on a going forward basis.

Because the Company has thousands of categories of products and has constantly changed its product mixtures in order to adapt to market demands, and because the sale prices are quite different for different categories of products, it is almost impossible to discuss the impact of changes in volume and changes in product price here.

The Company already has three manufacturing facilities located in the East China region (Yangzhou), the Central China region (Wuhan), and the Southern China region (Dongguan). There are various capacities in the principal manufacturing facility of Dongguan to serve the customers which are LCD TV and monitor manufacturers and LCD assembly enterprises.  The Company has commenced to produce LED general light products in the Dongguan facility since June 2008 and large size LED backlights and monitors from 2009.  The Yangzhou factory used to focus on producing small and mid size CCFL and LED backlight products and began to produce new products of large size LCM products since the fourth quarter of 2009.  The Wuhan facility solely manufactures large size CCFL backlight products.  The Company is now establishing a new manufacturing facility in Shenzhen of Southern China.  This new facility will be used to manufacture large size LED back light products and LED TV sets.  Based on these manufacturing facilities, the Company believes that it has strategically deployed the production capacity in China for its long term growth.

From the product mix aspect, the sales can be divided into six main categories: LED backlight, CCFL backlight, LCM, Mini-notebook assembly products, LED general light and LED monitor as follows.

	Three Months Ended March 31,
	2010	2009
LED backlight	5,698,000	3,127,000

CCFL backlight	4,443,000	2,041,000

LCM	1,690,000	439,000

LED general lighting	236,000	246,000

Mini note-books	-	147,000

Liquid Crystal Display	417,000	-

Total	12,484,000	6,000,000

The Company’s product mix has changed continuously in recent years with the trend that the proportion of LED products sales is increasing and the proportion of CCFL products is decreasing.  For the first quarter of 2010, sales of LED products, which included LED backlights, LED LCM, LED general lights and LED monitors, amounted to $7.8 million, representing 62% of total sales revenue, whereas the CCFL products including CCFL backlights and CCFL LCM amounted to $4.7 million, representing 38% of total sales revenue.  Comparatively, the proportion of sales of LED products and CCFL products were 66% and 34% respectively in the first quarter of 2009.  LED products enjoy superiorities in contrast ratio, color gamut, localized dimming and low power consumption, which meet the environmental protection requirements of the market.  In addition, the small to mid size of LED backlights have advantages of lower cost than the same size of CCFL products.  The Company has concentrated in research and development of LED products in recent years and has adjusted its product mix by enhancing sales proportion of LED products gradually.  The Company expects the overall LED product shipments to grow and be more sustainable as the transition from CCFL to LED backlights becomes more compelling due to its high performance in all aspects.

Sales of LED backlight products totaled $5.7 million in the first quarter of 2010, representing an increase of $2.6 million, or an 84% increase, compared with $3.1 million in the same period of 2009.  Sales of the newly developed large size LED backlight products contributed $1.4 million in increase of sales revenue; and sales of traditional mid size LED products increased approximately $1 million.

Sales of CCFL backlights totaled $4.4 million in the first quarter of 2010, representing an increase of $2.4 million, or a 120% increase, compared with $2 million for 2009.  The significant increase was primarily contributed by sales of large size of CCFL backlights in the Wuhan facility due to increased downstream demand.

Total revenue from sales of LCM increased from $0.4 million in the first quarter of 2009 to $1.7 million in the first quarter of 2010, representing an increase of approximately $1.3 million, or a 325% increase.  Sales of LED backlighted LCM and CCFL backlighted LCM was $1.4 million and $0.3 million, accounting for 82% and 18%, respectively, for the first quarter of 2010.

Sales of Liquid Crystal Display (LCD) were $417,000 in the first quarter of 2010. LCD products were newly launched in 2009. The Company began mass production of LCD since the fourth quarter of 2009 and sales of LCD continued to grow in the first quarter of 2010. The Company expects further growth on sales of LED monitors in the near future.

Sales of LED general lights decreased slightly from $246,000 in the first quarter of 2009 to $236,000 in the first quarter of 2010 due to aggressive competition.

The Company terminated production for mini note-book due to aggressive competition and low gross margin.

Cost of Sales

Since the basic materials for all backlight products are similar, the Company discusses cost of sales in aggregate for all products.  Cost of sales was $10.8 million for the first quarter of 2010, representing an increase of $5.4 million, or a 100% increase, compared with $5.4 million for the first quarter in 2009.  Increase in cost of sales was primarily due to increase in sales volume.

Raw material cost was $9.3 million for the first quarter of 2010, representing an increase of $5.1 million, or a 121% increase, compared with $4.2 million for the first quarter of 2009.  The increase in raw material cost was primarily due to increase in sales volume and changes in product mix.  The percentage of raw material cost to total cost of sales was 86% for the first quarter of 2010, compared with 78% for the same period of 2009; the increase of this percentage was also the result of changes in product mix.  The Company began to put into scale production for new products of large size LED backlights and LED monitors; these new products have higher raw material tie-up since the unit purchase price of raw materials used in new products is higher than traditional products.  Raw materials cost accounted for 74% and 70% of total sales revenue in the first quarter of 2010 and 2009, respectively.

Labor cost was $777,000 for the first quarter of 2010, representing an increase of $268,000, or a 53% increase, compared with $509,000 for the same period of 2009.  The percentage of labor cost to total cost of sales was 7% for the first quarter in 2010, compared with 9% for the same period in 2009.  The increase of labor cost was mainly due to increased sales volume.  Labor cost accounted for 6% and 8% of total sales revenue in the first quarter of 2010 and 2009 respectively.

Production overhead was $716,000 for the first quarter of 2010, representing an increase of $51,000, or an 8% increase, compared with $665,000 for the first quarter of 2009.  The production overhead includes depreciation charges for fixed assets and amortization for building improvement, water and electricity expenses, repair expenses, and rentals, etc.  Due to the semi-variable nature of production overhead, the increase of production overhead is not directly associated with the increase of cost of sales.  Production overhead accounted for 6% and 11% of total sales revenue in the first quarter of 2010 and 2009 respectively.

Gross Margin

The overall gross margin for the first quarter of 2010 was 14%, representing a 4% increase, compared with 10% for the first quarter of 2009.  The increase in gross margin was contributed by sales of LED products.  The gross margin on sales of overall LED products, including LED backlights, LED LCM, LED general lights, mini notebooks and Liquid Crystal Display, was 17% for the first quarter of 2010, representing an 8% increase compared with 9% for the first quarter of 2009.  However, the increase in gross margin on sales of LED products was offset by decreased gross margin in sales of CCFL products; gross margin on sales of CCFL backlights and CCFL LCM was 9% for the first quarter of 2010, representing a 3% decrease compared with 12% for the first quarter of 2009.

Sales of LED products consisted of three types of large size, mid size, and small size products.  The newly developed large size LED backlight products had a high gross margin of 32% in the first quarter of 2010 because mass production of new products always has a higher gross margin.  Sales of small size LED backlights for the first quarter of 2010 had a gross margin of negative 3%, representing a 6% increase compared to negative 9% for the first quarter of 2009.  The Company strategically cut off production of deeply low priced small size LED backlights used for cell phones to improve overall gross margin.  For the first quarter of 2010, gross margin on sales of mid size LED backlights was 15%, the same as for the first quarter of 2009.  Sales of large size, mid size, and small size LED backlight products accounted for 25%, 66%, and 9%, respectively, of total sales revenue of LED products.

The sales of CCFL products comprised mainly of large size and mid size CCFL backlights.  For the first quarter of 2010, sales of mid size CCFL backlights had a gross margin of 18%, representing a 15% increase compared with 3% for the first quarter of 2009.  The increase in gross margin on sales of mid size CCFL backlights was mainly due to newly launched models CCFL products having relatively higher gross margin.  Sales of large size CCFL backlights for the first quarter of 2010 had a gross margin of 8%, representing a slightly decrease of 2% compared with 10% for the first quarter of 2009.

Regarding international sales, the gross margin was approximately 10% for the first quarter of 2010, representing a 2% increase, compared with 8% for the first quarter of 2009.  And for domestic sales, the gross margin was 17%, representing a 1% increase, compared with 16% for the first quarter of 2009.

The overall increase in gross margin was mainly attributed to the Company’s efforts on development of new products and markets.

Selling Expenses

Selling expenses were $601,000 for the first quarter of 2010, representing an increase of $183,000, or a 44% increase, compared with $418,000 for the first quarter of 2009.  The increase in selling expenses was primarily attributed to increased commission paid for increased revenue.

Selling expenses accounted for 5% and 7% of total sales revenue in the first quarter of 2010 and 2009 respectively.

Research and Development Expenses

The net research and development expenses were $524,000 for the first quarter of 2010, representing an increase of $118,000, or a 29% increase, compared with $406,000 for the first quarter of 2009. The increase was mainly an increase in payroll expenses and raw materials costs, due to increased research and development activities on new products.

Research and development expenses accounted for 4% and 7% of total sales revenue in the first quarter of 2010 and 2009 respectively.

General and Administrative Expenses

General and administrative expenses were $1.1 million for the first quarter of 2010, which was approximately the same as for the first quarter of 2009.  General and administrative expenses mainly include payroll, share-based compensation, water and electricity expenses, depreciation and insurance expenses, rental expenses and professional service fee, etc.

General and administrative expenses accounted for 9% and 19% of total sales revenue in the first quarter of 2010 and 2009 respectively.

Interest Expense

The net interest expenses was $169,000 for the first quarter of 2010, representing an increase of $82,000, or a 94% increase, compared with $87,000 in the first quarter of 2009.  With continuous losses through its operating activities, the Company had to seek more funds from bank loans to support its working capital demands.  As of March 31, 2009, the balance of loan from bank was $4.4 million, while as of March 31, 2010, the net balance of short-term and long-term bank loans was $11 million.  The interest expenses increased in line with an increase in bank loans.

Interest expenses accounted for 1.4% and 1.5% of total sales revenue in the first quarter of 2010 and 2009 respectively.

Income Tax Provision

There was no income tax provision for the first quarter of 2010, compared with $3,000 for the first quarter of 2009.  As all operating subsidiaries of the Company suffered losses during the first quarter of 2010, no income tax was provided.  Income tax provision for the first quarter of 2009 was only minor adjustment to prior year’s provision.

Net Loss

Net loss was $577,000 for the first quarter of 2010, compared with a net loss of $1.2 million for the same period of 2009. Net loss decreased mainly due to increase in both sales revenue and gross margin.

Losses per Share

The basic losses per share were $0.03 for the first quarter of 2010, compared with basic losses per share of $0.05 for the first quarter of 2009.  Decrease in basic losses per share was due to decrease of net loss occurred in the first quarter of 2010.

Liquidity and Capital Resources

As of March 31, 2010 and December 31, 2009, the Company had cash and cash equivalents of $5.6 million and $6.2 million, respectively.  The Company’s working capital was approximately $8.0 million and $2.8 million, respectively, as of March 31, 2010 and December 31, 2009.

The Company’s operations were currently financed mainly by bank loans.  As of March 31, 2010, net balance of bank loans was $11.0 million.  As of March 31, 2010, the bank facility available to the Company was RMB55 million, equivalent to $8.1 million, which was provided by China Development Bank.  The Company has the property in Dongguan facility with net carrying amount of $3.5 million not yet pledged against bank loan or loan facilities; the Company expects to be able to apply for additional bank facilities using the property as collateral.

The Company is now constructing the new manufacturing facility in the Guangming District of Shenzhen City, the capital commitments on construction of the facility was $9.0 million as of March 31, 2010.

The cash on hand and bank facilities available are enough to meet the Company’s capital commitments and day-to-day requirements at current operating level.  The Company may need to seek for further financing resources to supplement operating cash flows if its operating activity expands more rapidly. As abovementioned, the Company could apply for additional bank facilities using the property as collateral.

For the three months ended March 31, 2010, net cash used by operating activities was $3.8 million, which represented a decrease of $0.6 million as compared to the net cash used by operating activities of $4.4 million for the same period of the prior year.  The $0.6 million decrease was contributed by decrease of net loss.  Impact from non-cash items and changes in operating assets and liabilities were approximately the same for the first quarters of 2010 and 2009.

As of March 31, 2010, net cash occupied by accounts receivable increased by $2.0 million, which was fully mitigated by cash provided from an increase in accounts payables.  The Company usually provided longer credit terms to domestic customers than international customers.  With the proportion of domestic sales revenue increasing, more working capital was tied in accounts receivable.  The Company also relied on financings from its suppliers currently, which may lead to potential risks for its future operating.   As of March 31, 2010, net cash occupied by inventory increased by $2.5 million; the increased inventory was prepared for increased sales orders for the subsequent period.

Net cash used in investing activities was $1.3 million for the three months ended March 31, 2010, which was paid for construction of the new manufacturing facility in the Guangming District of Shenzhen City.

Net cash received from financing activities was $4.6 million for the three months ended March 31, 2010.  Proceeds from bank loans provided cash of $5.2 million. The Company paid $0.6 million to stockholders for consideration of acquisition of Dongguan Diguang S&T in the year of 2007.

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

As of March 31, 2010, the Company’s management including the CEO and CFO concluded that there have been no material changes to the disclosure control and procedures previously discussed in Part II, Item 9A of the Company's Form 10-K for the year ended December 31, 2009. The Company’s management, including the CEO and CFO, concluded that as of December 31, 2009 the Company's disclosure controls and procedures were not effective because of the material weaknesses described under “Management's Report on Internal Control over Financial Reporting.”  In light of the material weaknesses not significantly changed since December 31, 2009, the Company’s management concluded that its disclosure controls and procedures were not effective as of March 31, 2010.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On March 26, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $5,000,000 of its common stock from the public market or in private purchases. The terms of the repurchase program permitted the Company to repurchase shares within twelve months and to repurchase shares at a pace at the discretion of management. During the three months ended March 31, 2010, no shares were repurchased in the market.  As of March 31, 2010, the shares repurchased were held under the name of a security firm and presented at line of treasury stock at cost on the balance sheet at March 31, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES – None.

ITEM 4. RESERVED.

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD

Dated: May 17, 2010	By:	/s/Yi Song
Yi Song
Chairman and Chief Executive Officer

Dated: May 17, 2010	By:	/s/ Keith Hor
Keith Hor
Chief Financial Officer