Form 10-Q
period 2010-06-30
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2010-08-16
CIK 1158722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

Or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number:
001-33112

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
(Formerly known as Online Processing, Inc.)
(Exact Name of Registrant as Specified in Its Charter)

Nevada	22-3774845
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification Number)
Organization)

23rd Floor, Building A, Galaxy Century
No. 3069, Caitian Road, Futian District
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2010, the Company had 22,072,000 shares of common stock issued and outstanding.

Diguang International Development Co., Ltd.
Form 10-Q
For the Quarter Ended June 30, 2010

Table of Contents

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited consolidated balance sheets, statements of income and comprehensive income, and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America, “GAAP,” for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission, the “SEC”. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the six-month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	December 31,	June 30,
	2009	2010
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,190,513	$7,985,036
Restricted cash	4,341,112	2,990,186
Accounts receivable, net of allowance for doubtful accounts $1.5 million and $1.4 million	13,972,086	15,380,592
Inventories, net of provision $3.5 million and $3.5 million	7,439,287	11,069,802
Other receivables, net of provision $69,000 and $69,000	465,013	312,100
VAT recoverable	82,497	541,297
Advance to suppliers	900,328	1,717,692
Total current assets	33,390,836	39,996,705
Investment, net of impairment $1.5 million and $1.5 million	-	-
Plant, property and equipment, net	17,736,766	17,480,483
Construction in process	132,079	4,103,667
Long-term prepayments	439,502	398,142
Total assets	$51,699,183	$61,978,997
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loans	$10,213,683	$7,420,789
Accounts payable	15,446,721	21,267,387
Advance from customers	325,165	586,897
Accruals and other payables	2,510,206	2,492,387
Accrued payroll and related expense	712,206	796,191
Income tax payable	394,989	386,289
Amount due to stockholders – current	943,378	353,461
Total current liabilities	30,546,348	33,303,401
Long-term bank loans	-	8,110,300
Research funding advanced	952,255	756,654
Total non-current liabilities	952,255	8,866,954
Total liabilities	31,498,603	42,170,355
Equity :
Common stock, par value $0.001 per share, 50 million shares authorized, 22,593,000 and 22,593,000 shares issued, 22,072,000 and 22,072,000 shares outstanding	22,593	22,593
Additional paid-in capital	20,881,635	20,904,072
Treasury stock at cost	(674,455)	(674,455)
Appropriated earnings	802,408	798,974
Accumulated deficit	(7,644,254)	(8,090,851)
Translation adjustment	4,338,891	4,419,119
Total stockholders’ equity	17,726,818	17,379,452
Non-controlling interest	2,473,762	2,429,190
Total equity	20,200,580	19,808,642
Total liabilities and stockholders’ equity	$51,699,183	$61,978,997

See accompanying notes to financial statements

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
 (In US Dollars)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Revenues, net	$16,202,990	$29,526,840	$10,203,137	$17,042,646
Cost of sales	15,181,644	26,283,433	9,803,156	15,503,593
Gross profit	1,021,346	3,243,407	399,981	1,539,053
Selling expense	938,896	1,251,913	520,662	651,082
Research and development costs	1,025,431	333,967	619,107	(195,017)
General and administrative expenses	2,187,411	1,940,977	1,056,433	872,045
Loss on disposing assets	20,179	2,307	20,179	(379)
Income (Loss) from operations	(3,150,571)	(285,757)	(1,816,400)	211,322
Interest income (expense), net	(159,508)	(359,013)	(72,062)	(189,787)
Investment income (expense)	800	-	300	-
Other income (expense)	110,193	147,065	(67,728)	108,473
Income (loss) before income tax	(3,199,086)	(497,705)	(1,955,890)	130,008
Income tax provision	31,573	12,829	28,485	12,829
Net income (loss)	(3,230,659)	(510,534)	(1,984,375)	117,179
Net income (loss) attributable to non-controlling interest	(183,066)	(60,503)	(147,200)	(9,615)
Net income (loss) attributable to common shares	$(3,047,593)	$(450,031)	$(1,837,175)	$126,794
Weighted average common shares outstanding – basic	22,072,000	22,072,000	22,072,000	22,072,000
Earnings (losses) per share – basic	(0.14)	(0.02)	(0.08)	0.01
Weighted average common shares outstanding – diluted	22,072,000	22,072,000	22,072,000	22,265,741
Earnings (losses) per shares – diluted	(0.14)	(0.02)	(0.08)	0.01

Comprehensive income (loss):
Net income (loss)	(3,230,659)	(510,534)	(1,984,375)	117,179
Translation adjustment	(202,817)	96,160	43,052	135,125
Comprehensive income (loss)	(3,433,476)	(414,374)	(1,941,323)	252,304
Comprehensive income (loss) attributable to non-controlling interest	(185,854)	(44,571)	(146,193)	6,282
Comprehensive income attributable to common shares	$(3,247,622)	$(369,803)	$(1,795,130)	$246,022

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In US Dollars)

	Six months ended June 30,
	2009	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,230,659)	(510,534)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	857,492	940,112
Bad debts allowance	-	(107,940)
Inventory provision	156,614	(33,470)
Loss on disposing assets	20,179	2,307
Share-based compensation	200,180	22,437
Research and development costs offset by funding advanced	-	(513,867)
Deferred tax asset	28,485	-
Changes in operating assets and liabilities:
Accounts receivable	15,066	(1,293,968)
Inventory	(3,019,267)	(3,566,997)
Other receivables	273,569	152,168
VAT recoverable	(170,768)	(455,819)
Prepayments and other assets	(388,562)	(813,265)
Accounts payable	(795,191)	4,612,699
Accruals and other payable	(69,945)	74,284
Advance from customers	(131,108)	262,798
Accrued interest payable to related parties	55,057	-
Taxes payable	(17,745)	(8,773)
Net cash used in operating activities	(6,216,603)	(1,237,828)
Cash flows from investing activities:
Purchase of fixed assets investment in construction	(59,948)	(3,345,363)
Proceeds from disposal of fixed assets	18,447	5,527
Net cash used in investing activities	(41,501)	(3,339,836)
Cash flows from financing activities:
Due to related parties	(800,508)	(597,568)
Repayments for short-term bank facilities	-	(1,454,707)
Proceeds from (repayments for) import financing loans	4,338,227	(1,356,660)
Restricted cash pledged for (released from) import financing loans	(4,338,227)	1,350,926
Proceeds from long-term loan facilities	-	8,110,300
Research funding advanced	-	317,237
Net cash received from financing activities	(800,508)	6,369,528
Effect of changes in foreign exchange rates	(205,218)	2,659
Net increase (decrease) in cash and cash equivalents	(7,263,830)	1,794,523
Cash and cash equivalents, beginning of the year	15,024,363	6,190,513

Cash and cash equivalents, end of the period	$7,760,533	7,985,036
Supplemental disclosures of cash flow information:
Cash paid for interest	147,461	403,523
Cash paid for income taxes	14,820	24,067

See accompanying notes to financial statements

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ─ ORGANIZATION AND OVERVIEW OF BUSINESS

Diguang International Development Co., Ltd., formerly known as Online Processing, Inc., “Online” (the “Company”), was organized under the laws of the State of Nevada in 2000.  On January 10, 2006, Online entered into a stock exchange agreement with Diguang International Holdings Limited., “Diguang Holdings”.  On March 17, 2006, Online issued 2.4 million shares of its common stock in exchange for the gross proceeds of $12 million and issued 18,250,000 shares of its common stock in exchange for 100% equity interest in Diguang Holdings, making Diguang Holdings a wholly owned subsidiary of Online.  One of the conditions to closing the transaction was changing the name from Online Processing, Inc. to “Diguang International Development Co., Ltd.,” and the name was changed on February 28, 2006.

The Company specializes in the design, production and distribution of Light Emitting Diode, “LED,” and Cold Cathode Fluorescent Lamp, “CCFL,” backlights for various Thin Film Transistor Liquid Crystal Displays, “TFT-LCD,” and Super-Twisted Nematic Liquid Crystal Display, “STN-LCD,” Twisted Nematic Liquid Crystal Display, “TN-LCD,” and Mono LCDs, taking together, these applications are referred to as “LCD” applications.  Those applications include color displays for cell phones, car televisions and navigation systems, digital cameras, televisions, computer displays, camcorders, PDAs and DVDs, CD and MP3/MP4 players, appliance displays and the like.  In late 2009, the Company started a trial run of producing LED TV sets in two different sizes.

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

Well Planner Limited, “Well Planner,” was established under the laws of Hong Kong Special Administrative Region on April 20, 2001 and has been doing the majority of its business in custom forwarding related to export and import activities conducted by Diguang Electronics for a service fee based on a service agreement, pursuant to which service fees should not be less than 2% of the goods Well Planner has sold.  Well Planner mainly sells to Diguang Science and Technology (HK) Limited and has minimal sales to third-party customers.

Diguang Science and Technology (HK) Limited, “Diguang Technology,” was established under the laws of the British Virgin Islands on August 28, 2003 and has handled all sales to international customers and procurements of electronic components and materials for Diguang Electronics.

Both Well Planner and Diguang Technology do not have any office space leased in Hong Kong or the British Virgin Islands.

Shenzhen Diguang Electronics Co. Ltd., “Diguang Electronics,” was established as an equity joint venture in Shenzhen under the laws of the People’s Republic of China, the “PRC,” on January 9, 1996 with an operating life of 20 years starting on that date.  As of December 31, 2006, its registered capital was RMB 85 million, equivalent to approximately $10,573,615.  Diguang Electronics designs, develops and manufactures LED and CCFL backlight units.  These backlight units are essential components used in illuminating display panels such as TFT-LCD and color STN-LCD panels.  These display panels are used in products such as mobile phones, PDAs, digital cameras, liquid crystal computer or television displays and other household and industrial electronic devices.  Diguang Electronics’ customers are located in both China and overseas.

Diguang Holdings acquired 65% interest of North Diamond on January 3, 2007.  North Diamond is a holding company of Dihao (Yangzhou) Co., Ltd., “Dihao,” an operating entity, which is registered in the Yangzhou City Development Zone, Jiangsu Province, China.  Dihao conducts primary business is in developing, manufacturing and marketing backlight products for large electronic display devices, and provides relevant technical services in China.

Diguang Electronics and Diguang Holdings jointly set up Wuhan Diguang Electronics Co., Ltd., “Wuhan Diguang,” in Wuhan, Hubei Province, China, with a registered capital of $1 million, of which 70% was infused by Diguang Electronics and the remaining 30% by Diguang Holdings.  Wuhan Diguang was established on March 13, 2007 and its business license issued by Wuhan Municipal Administrative Bureau for Industry and Commerce is valid for 20 years expiring on March 12, 2027.  Wuhan Diguang manufactures and sells LED and CCFL backlight units in the south central region of China.  Wuhan Diguang started operation on July 1, 2007.

Dongguan Diguang Electronics Science and Technology Co. Ltd., “Dongguan Diguang S&T” was established under the laws of the People’s Republic of China on February 16, 2004 and has been used by Diguang Electronics as a production base since its inception.  On December 29, 2007, Diguang Holdings acquired 100% of the equity interest of Dongguan Diguang S&T.  On January 1, 2008, Diguang Holdings assigned 70% of it interest in Dongguan Diguang S&T to Diguang Electronics.  Dongguan Diguang S&T started its own manufacturing activities in 2008.

On April 30, 2009, Well Planner established a wholly owned entity named Shenzhen Optimum Electronics Co., Ltd, “Shenzhen Optimum,” a China based entity.  Shenzhen Optimum concentrates on the sale of large-size LED TV sets manufactured by Diguang Electronics to domestic customers throughout China.

NOTE 2 ─RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements Adopted

FASB ASU 2009-05

Effective January 1, 2010, the Company adopted Accounting Standards Update ("ASU") No. 2009-05, "Measuring Liabilities at Fair Value," which amends the guidance in ASC 820, Fair Value Measurements and Disclosures, to provide guidance on fair value measurement of liabilities.  If a quoted price in an active market is not available for an identical liability, ASU 2009-05 requires companies to compute fair value by using quoted prices for an identical liability when traded as an asset, quoted prices for similar liabilities when traded as an asset or another valuation technique that is consistent with the guidance in ASC 820.  ASU 2009-05 will be effective for interim and annual periods beginning after its issuance.  The adoption of ASU 2009-05 did not have any impact on the Company’s financial statements.

FASB ASU 2009-17

Effective January 1, 2010, the Company adopted ASU No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  This ASU changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  The adoption of ASU 2009-05 did not have any impact on the Company’s financial statements.

FASB ASU 2010-01

Effective January 1, 2010, the Company adopted ASU No. 2010-01 ─ “Accounting for Distributions to Shareholders with Components of Stock and Cash.”  The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share).  The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this ASU did not have a material impact on its consolidated financial statements.

FASB ASU 2010-02

Effective January 1, 2010, the Company adopted ASU No. 2010-02 – “Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.”  The amendments in this update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity.  The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. T he amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2010-09

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements.  This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements.  According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP.  The amendment is effective immediately.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Adopted Yet

FASB ASU 2009-13

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition: Multiple-Deliverable Revenue Arrangements” (ASU 2009-13).  This update removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration.  The new guidance also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price.  The provisions will be effective for revenue arrangements entered into or materially modified beginning January 1, 2011.  The Company is currently evaluating the impact of the provisions of ASU 2009-13.

FSAB ASU 2010-06

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and 2) Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  In addition, this update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and 2) Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company is currently evaluating the impact of this ASU.  However, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

NOTE 3 ─ALLOWANCE FOR ACCOUNTS RECEIVABLES

During the normal course of business, the Company extends unsecured credit to its customers.  Typically credit terms require payment to be made within 90 days of the invoice date. The Company does not require collateral from its customers.  The Company maintains its cash accounts at credit worthy financial institutions and closely monitors the movements of its cash positions.

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis.  The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2009 and June 30, 2010 was adequate, respectively.  However, actual write-off might exceed the recorded allowance.

The following table presents allowance activities in accounts receivable.

	December 31,	June 30,
	2009	2010
		(Unaudited)

Beginning balance	$655,893	$1,529,505
Additions charged to expense	927,704	-
Recovery	-	(100,235)
Write-off	(54,092)	(2,343)

Ending balance	$1,529,505	$1,426,927

NOTE 4 ─ INVENTORIES

The inventories are as follows:

	December 31,	June 30,
	2009	2010
		(Unaudited)

Raw materials	$5,661,873	$6,432,564
Work in progress	1,504,063	2,970,757
Finished goods	3,092,724	4,974,029
Consignment goods	699,751	201,000

	$10,958,411	$14,578,350
Provision	(3,519,124)	(3,508,548)

Inventories, net	$7,439,287	$11,069,802

NOTE 5 ─PROPERTY, PLANT, AND EQUIPMENT

A summary of property, plant and equipment at cost is as follows:

	December 31,	June 30,
	2009	2010
		(Unaudited)

Land usage rights	$3,199,461	$3,220,408
Plant and office buildings	11,493,931	11,569,185
Machinery	5,282,122	5,437,758
Office equipment	1,425,128	1,721,942
Vehicles	277,171	294,013
Software	153,309	154,313
Leasehold improvement	2,096,803	2,146,117

	$23,927,925	$24,543,736
Accumulated depreciation	(6,191,159)	(7,063,253)

	$17,736,766	$17,480,483

The depreciation and amortization for the six months ended June 30, 2009 and 2010 were $857,492 and $940,112 and for three months ended June 30, 2009 and 2010 were $430,205 and $493,506, respectively.

NOTE 6 ─ CONSTRUCTION IN PROCESS

The Company is constructing a manufacturing facility for the production of large-size LED products in Guangming District of Shenzhen City.  The total budgeted capital investment for this facility is estimated to be $10.5 million, excluding cost of land usage right.  As of June 30, 2010, the cost of construction in process was $4,103,667.  The construction of the plants and buildings will be completed at the end of 2010.

NOTE 7 ─ RELATED PARTY TRANSACTIONS

Related Party Relationships

Name of Related Parties	Relationship with the Company

Mr. Yi Song	One of the shareholders of the Company
Mr. Hong Song	One of the shareholders of the Company
Shenzhen Diguang Engine & Equipment Co., Ltd., a China based entity	80% owned by Mr. Yi Song and 20% owned by Mr. Hong Song
Sino Olympics Industrial Limited	The representative of Song’s brothers

The break-down details of due to related parties were summarized as follows:

Amount due to	Stockholders

Balance at December 31, 2009	$943,378
Accrued interest	7,651
Payments made	(597,568)
Balance at June 30, 2010	$353,461

During the process of acquiring 100% interest of Dongguan Diguang S&T, Sino Olympics Industrial Limited, “Sino Olympics,” owns 92% of interest and Shenzhen Diguang Engine & Equipment owns the remaining 8% of interest of Dongguan Diguang S&T.  Accordingly, the entire consideration of $4.2 million was allocated $3,864,000 to Sino Olympics and $336,000 to Shenzhen Diguang Engine & Equipment.  Based on the fact that Mr. Yi Song and Mr. Hong Song are the owners of both Sino Olympics and Shenzhen Diguang Engine & Equipment, the entire consideration of the $4.2 million was treated as an amount due to Mr. Yi Song and Mr. Hong Song.  Of the $4.2 million acquisition price, $2 million was paid in cash before the end of 2007 and the remaining balance of $2.2 million should have been repaid through four installment payments on June 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively.  The balance of $353,461 was overdue as of June 30, 2010.

NOTE 8 ─ BANK LOANS

Short term loans from Shenzhen Ping’an Bank

Diguang Electronics renewed bank loans of RMB30 million with Shenzhen Ping’an Bank.  RMB10 million, equivalent to $1,474,600, and RMB20 million, equivalent to $2,949,200, were received on December 25, 2009 and January 6, 2010, respectively.  The renewed bank loan will mature in one year.  Pursuant to the renewed loan agreements, the plant owned by Dongguan Diguang S&T, with a net book value of $4,304,767, was put as pledge and the prevailing annual standard rate was 5.47% under the stipulation from the People's Bank of China.

The abovementioned RMB30 million loans were borrowed under the RMB30 million bank loan facilities provided by Shenzhen Ping’an Bank.  Diguang Electronics also received pledged import financing loans from Shenzhen Ping’an Bank.  The import financing loans were guaranteed by equivalent deposit of cash.

On January 12, 2010, Diguang Electronics received an import financing loan of $2,996,989 from Shenzhen Ping’an Bank with an annual interest of 2.31%, which will mature on January 12, 2011.  Diguang Electronics was required to repay the loan in RMB at the fixed exchange rate of 6.7601 between U.S. Dollar and RMB when the loan falls mature.  The cash deposit to guarantee the loan was RMB20,277,948, equivalent to $ 2,990,186 as of June 30, 2010 with an interest rate of 2.25% per annum.

Diguang Electronics borrowed an import financing loan of $4,353,650 from Shenzhen Ping’an Bank in May and June of 2009, which matured and was repaid on May 15 and June 12 of 2010, respectively.  The cash deposit of RMB29,630,958 (equivalent to $4,341,112), which was held as a guarantee for the loans, was released from restricted cash accordingly.

Long-term loan agreements with China Development Bank Co., Ltd.

On November 10, 2009, Diguang Electronics entered into a 5 year, long-term loan agreement with China Development Bank Co., Ltd. to borrow RMB100 million for the construction of the new facility located on the land owned by Diguang Electronics in the Guangming District of Shenzhen City.  On December 30, 2009, Diguang Electronics paid RMB3 million to China Development Bank as 5 year guarantee expense for the RMB100 million bank facilities, upon which the bank facilities formally became effective.  As of June 30, 2010, Diguang Electronics had received RMB55 million, equivalent to $8,110,300, from China Development Bank Co., Ltd.

The RMB100 million banking facilities are secured by the followings: two joint and several personal guarantees from Mr. Yi Song and Mr. Hong Song (directors of the Company); collateral placed on the office space owned by Diguang Electronics with a carrying amount of $2,252,349; and collateral placed on the land use rights on a piece of land located in the Guangming District of Shenzhen with a carrying amount of $2,391,209.

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

Stock Option Plan

The Company’s 2006 Stock Incentive Plan, the “2006 Plan,” which is shareholder-approved, permits the grant of stock options to its employees up to 1,500,000 shares of common stock.  The Company believes that such awards better align the interests of its employees with those of its shareholders.  Option awards are generally granted with an exercise price per share equal to the five-day average share price before the Board of Directors’ approval.  These options have up to ten-year contractual life term.

Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date.  The share-based compensation will be recognized based on a graded vesting method over the four years, or over the three years regarding the options granted to directors in order to match their directorship terms.  A summary of option activities under the 2006 Plan during the three months ended June 30, 2010 are presented as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted – Average Remaining Contractual Term
Outstanding at January 1, 2010	1,201,917	$1.77	8.79
Forfeited or expired	(38,000)	0.38	8.22
Outstanding at June 30, 2010	1,163,917	1.79	7.19
Exercisable at June 30, 2010	613,028	$3.28	6.02

The trading price of the Company stock at June, 2009 and 2010 was $0.51 and $0.30 per share, respectively.  As of June 30, 2010, the exercise price of 421,917 shares of outstanding stock option was higher than the trading price of the Company’s common stock and did not have any intrinsic value; the excise price of the other 742,000 shares granted in December 2008 was lower than the trading price and reported intrinsic value.  Intrinsic value for outstanding and exercisable options as of June 30, 2010 was $130,560 and $30,000 respectively.

NOTE 10 ─ RESEARCH AND DEVELOPMENT COSTS

On October 27, 2008, Diguang Electronics received research funding of RMB3.5 million from the Department of Information Industry of Guangdong Province to support its research and development of “Ultra Thin, Energy Saving, and Environmental Friendly intelligent LED backlighting for TFT-LCD” project and industrialization of LED Driver IC production.  The research and development of this project was successfully completed in the second quarter of 2010 and the subsidy received of RMB3.5 million, equivalent to $513,867, was offset against research and development cost.

NOTE 11 ─ EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods as indicated:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) attributable to common shareholders	$(3,047,593)	$(450,031)	$(1,837,175)	$126,794
Net income (loss) used in computing diluted earnings per share	$(3,047,593)	$(450,031)	$(1,837,175)	$126,794

Denominator:
Weighted average common shares outstanding – basic	22,072,000	22,072,000	22,072,000	22,072,000
Potential diluted shares from stock options granted	60,011	311,697	167,780	193,741
Weighted average common share outstanding – diluted	22,072,000	22,072,000	22,072,000	22,265,741

Basic earnings (losses) per share	$(0.14)	$(0.02)	$(0.08)	$0.01
Diluted earnings (losses) per share	$(0.14)	$(0.02)	$(0.08)	$0.01

NOTE 12 ─ SEGMENT REPORTING

The Company currently operates mainly in backlight production with portions of new products of LED monitors, LED general lighting and LED TV sets assembly.  As the Company’s major production base is in China, while export revenue and net income in overseas entities are accounted for a significant portion of total consolidated revenue and net income, management believes that the following tables present useful information to chief operation decision makers for measuring business performance, financing needs and preparing corporate budget.

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales to China domestic customers	$6,090,837	$14,772,770	$4,369,086	$8,765,958
Sales to international customers	10,112,153	14,754,070	5,834,051	8,276,688

	$16,202,990	$29,526,840	$10,203,137	$17,042,646

	China	International
	Customers	Customers	Total

For six months ended and as of June 30, 2009
Revenue	$6,090,837	$10,112,153	$16,202,990
Gross margin	9%	5%	6%
Receivable	4,811,194	5,119,466	9,930,660
Inventory	10,144,132	-	10,144,132
Property and equipment	18,339,648	-	18,339,648
Expenditures for long-lived assets	59,948	-	59,948

For six months ended and as of June 30, 2010
Revenue	$14,772,770	$14,754,070	$29,526,840
Gross margin	12%	10%	11%
Receivable	6,894,284	8,486,308	15,380,592
Inventory	11,069,802	-	11,069,802
Property and equipment	17,480,483	-	17,480,483
Expenditures for long-lived assets	3,345,363	-	3,345,363

For three months ended and as of June 30, 2009
Revenue	$4,369,086	$5,834,051	$10,203,137
Gross margin	6%	2%	4%
Receivable	4,811,194	5,119,466	9,930,660
Inventory	10,144,132	-	10,144,132
Property and equipment	18,339,648	-	18,339,648
Expenditures for long-lived assets	59,948	-	59,948

For three months ended and as of June 30, 2010
Revenue	$8,765,958	$8,276,688	$17,042,646
Gross margin	9%	9%	9%
Receivable	6,894,284	8,486,308	15,380,592
Inventory	11,069,802	-	11,069,802
Property and equipment	17,480,483	-	17,480,483
Expenditures for long-lived assets	3,345,363	-	3,345,363

NOTE 13 ─ SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2010 up through the date the Company issued these financial statements.  During this period the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements, including statements that include the words "believes," "expects," "estimates," "anticipates" or similar expressions.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements.  Risk factors include, but are not limited to, costs associated with financing new products, the Company’s ability to cost-effectively manufacture its products on a commercial scale, the concentration of the Company’s current customer base, competition, the Company’s ability to comply with applicable regulatory requirements, potential need for expansion of the Company’s production facility, the potential loss of a strategic relationship, inability to attract and retain key personnel, management's ability to effectively manage the Company’s growth, difficulties and resource constraints in developing new products, protection and enforcement of the Company’s intellectual property and intellectual property disputes, compliance with environmental laws, climate uncertainty, currency fluctuations, control of the Company’s management and affairs by principal shareholders.

The reader should carefully consider, together with other matters referred to herein, the information contained under the subheading "Risk Factors" in the Company’s most recent annual report in the Form 10-K for a more detailed description of these significant risks and uncertainties.  The Company cautions the reader, however, not to unduly rely on these forward-looking statements.

Risk Factors

Investment in the Company’s common stock involves risk.  The investor should refer to information contained under the subheading “Risk Factors” in the Company’s most recent annual report in the Form 10-K.  You should carefully consider the investment risks before deciding to invest.  The market price of the Company’s common stock could decline due to any of these risks, in which case you could lose all or part of your investment.  In assessing these risks, you should also refer to the other information included in this report, including the Company’s consolidated financial statements and the accompanying notes.  You should pay particular attention to the fact that the Company is a holding company with substantial operations in China and is subject to legal and regulatory environments that in many respects differ from that of the United States.  The Company’s business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below and any others not foreseen.  This discussion contains forward-looking statements.

Business Overview

The Company specializes in the design, production and distribution of small to medium-size LED, CCFL, TFT-LCD, STN-LCD, TN-LCD, and Mono LCDs.  Taken together, these applications are referred to as “LCD” applications and include color displays for cell phones, car televisions and navigation systems, digital cameras, televisions, computer displays, camcorders, PDAs, DVD, CD and MP3/MP4 players, appliance displays, etc.

The Company’s headquarters is located in Shenzhen, China.  The Company conducts its business principally through the operations of Diguang Electronics, which is based in Shenzhen along with its main backlight manufacturing operation in Dongguan, Guangdong Province, China.  Diguang Electronics had approximately 1,649 full-time employees as of June 30, 2010.

Dihao, which is based in Yangzhou, is a 100% wholly-owned subsidiary of North Diamond.  The Company gained controlling interest of Dihao by acquiring 65% of North Diamond on January 3, 2007.  As of June 30, 2010, Dihao had approximately 174 full-time employees.

Wuhan Diguang, which is based in Wuhan, was established on March 13, 2007 and commenced its operation on July 1, 2007.  Wuhan Diguang was established with the capacity to provide large-size TFT-LCD, which are mainly sold to its customers in Taiwan.  Wuhan Diguang had approximately 610 employees as of June 30, 2010.

Dongguan Diguang S&T was established to be the production base of Diguang Electronics.  It became a wholly-owned subsidiary of Diguang Holdings in December 30, 2007.  As of June 30, 2010, Dongguan Diguang S&T had approximately 266 full-time employees.

Shenzhen Optimum was established to sell large-size LED TV sets manufactured by Diguang Electronics to domestic customers throughout China.  As of March 31, 2010, Shenzhen Optimum had approximately 10 full-time employees.

Well Planner is involved in the import of raw materials into China and the export of finished products from China.

Diguang S&T, which is based in Hong Kong, is directly involved in the international procurement of raw materials and the sales of backlight products for Shenzhen Diguang Electronics.  Diguang S&T purchases raw materials from international suppliers and acts as an international sales group for Shenzhen Diguang Electronics, Dongguan Diguang S&T and Well Planner.

Recent Events

Resignation of Chief Financial Officer

On June 29, 2010, Keith Hor offered his resignation as Chief Financial Officer, effective June 30, 2010.  On June 30, 2010, the Board of Directors, by unanimous written consent, accepted Mr. Hor’s resignation and nominated and appointed Li Junjiang as Financial Controller of the Company until such time as the Board has appointed a new Chief Financial Officer.

Critical Accounting Policies and Estimates

There were no significant changes in critical accounting policies and estimates as disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7, Part II of the Company’s Annual Report in the Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010.

The discussion and analysis of the Company’s financial condition presented in this section are based on the Company’s financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Management periodically evaluates the estimates and judgments made.  Management bases its estimates and judgments on historical experience and on various factors that management believes to be reasonable under the circumstances.  Actual results may differ from these estimates as a result of different assumptions or conditions.

Results of Operations

Comparison of Three Months Ended June 30, 2010 and 2009

Revenue

Net revenue was approximately $17 million for the three months ended June 30, 2010, an increase of $6.8 million, or 67%, compared with $10.2 million for the same period in the prior year.  The Company’s three manufacturing facilities in Dongguan, Wuhan, and Yangzhou contributed to the increase in sales revenue by $1.7 million, $4.8 million, and $0.3 million, respectively, in the second quarter of 2010.  The increase in sales revenue was primarily due to increased demand in the backlights market as a result of recovery from the global financial crisis suffered from the second half year of 2008 to the first half year of 2009.  From the third quarter of 2009, the market showed an upward trend and the Company expanded sales both on its traditional product line and its newly developed product line of large-size LED backlights and Liquid Crystal Displays.

The Company’s total net revenue can be divided into international sales and domestic sales as follows:

	Three Months Ended June 30,
	2010	2009
International Sales	$8,277,000	$5,834,000
Domestic Sales	$8,766,000	$4,369,000
Total	$17,043,000	$10,203,000

Sales to international customers totaled $8.3 million for the three months ended June 30, 2010, an increase of $2.5 million, or 43%, compared with $5.8 million for the same period in the prior year.  Of the $2.5 million increase, approximately $4.8 million in contribution came from sales of large-size CCFL backlight products made in the Wuhan facility due to an increased downstream demand from Taiwanese customers.  An increase of $0.3 million was generated at the Yangzhou facility from the sales of small and mid-size backlight products to Taiwanese customers.  However, the increase in sales to Taiwanese customers as discussed above was offset by a $2.6 million decrease in sales to Hong Kong customers at the Dongguan facility.

Sales to domestic customers were $8.8 million for the second quarter in 2010, an increase of $4.4 million, or 100%, compared with $4.4 million in the same period in 2009.  Along with positive influence from overall market circumstances, the Company’s great efforts on developing domestic sales contributed significantly to the increase in domestic sales revenue.  Sales of mid to large-size LED backlight products, LCMs, and LCDs to newly developed domestic customers at the Dongguan facility contributed to a $3.5 million increase in revenue.

Domestic sales and international sales accounted for 51% and 49% of total sales revenue, respectively, in the current period, compared with 43% and 57% for the same period in the prior year.  The Company expects that the proportion of domestic sales will continue to increase going forward.

The Company has thousands of categories of products, and its products mixes are constantly changing in order to adapt to market demands. Sale prices are quite different for different categories of products; consequently, it is almost impossible to discuss the impact of changes in volume and product price here.

The Company currently has three manufacturing facilities located in the eastern China region (Yangzhou), central China region (Wuhan), and southern China region (Dongguan).  There are various capacities in the principal manufacturing facility of Dongguan to serve customers, such as LCD TV and monitor manufacturers and LCD assembly enterprises.  The Company began producing large-size LED backlights and LCDs at the Dongguan facility in 2009.  The Yangzhou factory used to focus on producing small and mid-size CCFL and LED backlight products but began to produce larger sized LCM products in the fourth quarter of 2009.  The Wuhan facility solely manufactures large-size CCFL backlight products.  The Company is now establishing a new manufacturing facility in Shenzhen of Southern China.  This new facility will be used to manufacture large-size LED backlight products and LED TV sets.  Based on these manufacturing facilities, the Company believes that it has strategically deployed production capacity in China for its long term growth.

In terms of product mix, sales can be divided into six main categories:

	Three Months Ended June 30,
	2010	2009
LED Backlights	$7,354,000	$5,520,000
CCFL Backlights	$6,589,000	$2,507,000
LCMs	$1,946,000	$1,545,000
Liquid Crystal Displays	$675,000	$103,000
LED General Lighting, Mini Note-books and Materials, etc.	$479,000	$528,000
Total	$17,043,000	$10,203,000

The Company’s product mix has continuously been changing in recent years given the trend that the proportion of LED sales is increasing while the proportion of CCFL product sales is decreasing.  For the second quarter of 2010, sales of LED products (including LED backlights, LED LCMs, LED general lights and LCDs) amounted to $9.8 million, representing 58% of total sales revenue, whereas sales of CCFL products (including CCFL backlights and CCFL LCMs) amounted to $6.8 million, representing 40% of total sales revenue.  In comparison, the proportion of LED and CCFL product sales were 64% and 34%, respectively, in the second quarter of 2009.  In comparison to CCFL, LED products have a superior contrast ratio, color gamut, localized dimming and lower power consumption (meeting the environmental protection standards of the market).  Moreover, small to mid-size LED backlights have the advantage of being lower in cost than the same size CCFL product.  In recent years, the Company has invested in LED research and development and adjusted its product mix by gradually increasing the proportion of LEDs products manufactured.  The Company expects that, overall, LED product shipments will continue to grow and experience sustainable growth, as the transition from CCFL to LED backlights becomes more compelling due to LEDs’ higher performance levels.

Sales of LED backlight products totaled $7.4 million in the second quarter of 2010, representing an increase of $1.9 million, or 35%, compared with $5.5 million for the same period in 2009.  Sales of the newly introduced large-size LED backlight products contributed $1.5 million to the increase in sales revenue, while demand leveled off for traditional mid and small-size LED products in the second quarters of 2010 and 2009.

Sales of CCFL backlights totaled $6.6 million in the second quarter of 2010, representing an increase of $4.1 million, or 164%,  compared with $2.5 million for the same period in 2009.  The significant increase was primarily due to sales of large-size CCFL backlights at the Wuhan facility from increased downstream demand.

Sales of LCMs totaled $1.9 million in the second quarter of 2010, representing an increase of $0.4 million, or 27%, compared with $1.5 million for the same period in 2009.  Sales of LED backlight LCMs was $1.7 million, representing an increase of $1.2 million, or 200%, compared with $0.6 million for the same period in 2009.  Sales of CCFL backlight LCMs was $0.2 million, representing a decrease of $0.8 million, or 89%, compared with $0.9 million for the same period in 2009.  The changes in sales posted for LED backlight LCMs and CCFL backlight LCMs represent market preference shifting from CCFLs to LEDs.

Sales of Liquid Crystal Displays (LCD) were $675,000 in the second quarter of 2010, representing an increase of $572,000, or 555%, compared with $103,000 for the same period in 2009.  LCD products were launched in 2009, and the Company began the mass production of LCDs in the second quarter of 2009.  Sales continued to grow in the second quarter of 2010, and the Company expects further sales growth for the near future.

Sales of LED general lights decreased significantly due to aggressive competition.  The Company terminated production for mini note-books due to excessive competition and low gross margins.

Cost of Sales

Since the basic materials for all products are similar, the Company discusses the aggregate cost of sales.  Cost of sales was $15.5 million for the second quarter of 2010, an increase of $5.7 million, or 58%, compared with $9.8 million for the second quarter in 2009.  An increase in the cost of sales was primarily due to increases in sales, but the 58% increase in cost of sales was lower than the 67% increase in total revenue.

Raw material costs were $13.2 million for the second quarter of 2010, an increase of $5.3 million, or 67%, compared with $7.9 million for the second quarter of 2009.  The increase in the cost of raw materials was mainly due to increased sales volume and changes in product mix.  Raw material costs accounted for 85% of the total cost of sales in the second quarter of 2010, compared with 81% for the same period in 2009; this increase was due to changes in product mix.  The Company increased production for new products such as the large-size LED backlights, LCMs and LCDs; these new products required more expensive raw materials than traditional products.  Raw materials costs accounted for 78% and 77% of total sales revenue in the second quarters of 2010 and 2009, respectively.

Labor costs were $1.2 million for the second quarter of 2010, representing an increase of $0.3 million, or 33%, compared with $0.9 million for the same period in 2009.  The increase in labor costs was mainly due to the higher number of workers recruited to meet increased sales orders.  The percentage of labor costs to the total cost of sales was 8% for the second quarter in 2010, compared with 9% for the same period in 2009.  Labor costs accounted for 7% of total net revenue for the second quarter of 2010, compared with 9% of total net revenue for the same period in 2009.

Production overhead was $1.1 million for the second quarter of 2010, representing an increase of $0.1 million, or 10%, compared with $1.0 million for the second quarter of 2009.  Production overhead includes depreciation and amortization of fixed assets, water and electricity, repairs and rentals.  Due to the semi-variable nature of production overhead, the increase in overhead is not directly associated with the increase in cost of sales.  Production overhead accounted for 7% and 10% of total sales revenue in the second quarters of 2010 and 2009, respectively.

Gross Margin

The overall gross margin for the second quarter of 2010 was 9%, representing a 5% increase from 4% for the second quarter of 2009.  The overall increase is mainly attributed to the Company’s efforts on adjusting product mix and enhanced control on raw materials.  The Company developed new products to replace products that had low or negative gross margins.  Moreover, the Company introduced incentives to enhance the efficiency of production and reduce manufacturing costs.

The gross margin on sales of LED products (including LED backlights, LED LCMs and Liquid Crystal Displays) was 11% for the second quarter of 2010, representing a 6% increase compared with 5% for the second quarter of 2009.  The gross margin on sales of CCFL backlights and CCFL LCMs was 7% for the second quarter of 2010, representing a 6% increase compared with 1% for the second quarter of 2009.

The Company’s LED backlight products can be classified into large, mid and small-sizes.  The newly introduced large-size LED backlight products had a gross margin of 4% in the second quarter of 2010.  Sales of small and mid-size LED backlights for the second quarter of 2010 had an average gross margin of 18% compared to 4% for the second quarter of 2009.  One type of small-size LED backlight, which is used in mobile phones, had a negative 1% gross margin compared to negative 3% for the second quarter of 2009.  Consequently, the Company strategically cut off the production of low priced small-size LED backlights used in mobile phones to improve overall gross margins.

Sales of CCFL backlight products comprised mainly of large and mid-size CCFL backlights.  Sales of large-size CCFL backlights for the second quarter of 2010 accounted for 88% of the total sales of CCFL products.  Large-size CCFL backlights had a gross margin of 6%, representing an increase of 3% compared with 3% for the second quarter of 2009.  Sales of mid-size CCFL backlights accounted for 12% of the total sales of CCFL products.  Mid-size CCFL backlights had a gross margin of 24%, compared with negative 9% for the second quarter of 2009.  The gross margin of CCFL backlights improved mainly due to increased production and economies of scale at the Wuhan and Yangzhou facilities in the second quarter of 2010.

Regarding international sales, the gross margin was approximately 9% for the second quarter of 2010, representing a 7% increase, compared with 2% for the second quarter of 2009.  For domestic sales, the gross margin was 9%, representing a 3% increase, compared with 6% for the second quarter of 2009.

Selling Expenses

Selling expenses were $651,000 for the second quarter of 2010, an increase of $130,000, or 25%, compared with $521,000 for the second quarter of 2009.  Selling expenses consisted mainly of salaries, commission, and transportation expenses.  In the second quarter of 2010, commission and transportation expenses increased as a result of higher sales.

Selling expenses accounted for 4% and 5% of total sales revenue in the second quarters of 2010 and 2009, respectively.

Research and Development Costs

The net research and development costs were negative $195,000 for the second quarter of 2010, representing a decrease of $814,000, or 132%, compared with $619,000 for the second quarter of 2009.  The decrease of net research and development costs was attributed to two reasons.  First, the Company reduced research and development activities when new developed products were put into production.  Second, the research and development costs were offset by a government subsidy of $514,000 for the TFT-LCD project in the second quarter of 2010 when this project was successfully completed.

Research and development expenses accounted for negative 1% and 6% of total sales revenue in the second quarters of 2010 and 2009, respectively.

General and Administrative Expenses

General and administrative expenses were $0.9 million for the second quarter of 2010, a decrease of $0.2 million, or 18%, compared with $1.1 million for the same period in 2009.  The major components of general and administrative expenses include payroll, share-based compensation, water and electricity, rent and professional services.  Management has put in great efforts to reduce costs.

General and administrative expenses represent 5% and 10% of total sales revenue for the second quarters of 2010 and 2009, respectively.

Interest Expense

The net interest expense was $190,000 in the second quarter of 2010, representing an increase of $118,000, or 164%, compared with $72,000 in the second quarter of 2009.  With continuous losses in operations, the Company had to seek more funds from bank loans in able to support its working capital demands, and interest expense increased proportionally with the increases in bank loans.

Interest expense accounted for 1.1% and 0.7% of total sales revenue in the second quarters of 2010 and 2009, respectively.

Income Tax Provision

Income tax provision for the quarter ended June 30, 2010 was approximately $13,000, compared with negative $16,000 for the same period in 2009.

Net Income

Net income was $117,000 for the three months ended June 30, 2010, compared with a net loss of $2.0 million for the same period in 2009, representing an increase of approximately $2.1 million in net income.  Net income increased mainly due to an increase in sales revenue and gross margin.

Earnings per Share

The basic earnings per share were $0.01 for the second quarter of 2010, compared with basic losses per share of $0.08 for the second quarter of 2009.  The increase in basic earnings per share was due to an increase in net income.

Comparison of Six Months Ended June 30, 2010 and 2009

Revenue

Net revenue was approximately $29.5 million for the six months ended June 30, 2010, an increase of $13.3 million, or 82%, compared with $16.2 million for the same period in the prior year.  The Company’s three manufacturing facilities in Dongguan, Wuhan and Yangzhou contributed to the increase in sales revenue by $5.9 million, $6.7 million and $0.7 million, respectively, in the first half year of 2010.  The increase in sales revenue was primarily due to increased demand in the backlights market as a result of recovery from the global financial crisis suffered from the second half year of 2008 to the first half year of 2009.  From the third quarter of 2009, the market showed an upward trend and the Company expanded sales both on its traditional product line and its newly developed product line of large-size LED backlights and Liquid Crystal Displays.

The Company’s total net revenue can be divided into international sales and domestic sales as follows:

	Six Months Ended June 30,
	2010	2009
International Sales	$14,754,000	$10,112,000
Domestic Sales	$14,773,000	$6,091,000
Total	$29,527,000	$16,203,000

Sales to international customers totaled $14.8 million for the six months ended June 30, 2010, an increase of $4.7 million, or 47%, compared with $10.1 million for the same period in 2009.  Sales of large-size CCFL backlight products to Taiwanese customers at the Wuhan facility increased by approximately $6.6 million; sales of small and mid-size backlight products to Taiwanese customers at the Yangzhou facility increased by $0.6 million; but the increase in sales to Taiwanese customers was offset by a decrease of $2.5 million in sales to Hong Kong customers at the Dongguan facility.

Sales to domestic customers were $14.8 million for the first half year of 2010, an increase of $8.7 million, or 143%, compared with $6.1 million for the same period in 2009.  The increase in domestic sales came mainly from the Dongguan facility.  Sales to newly developed domestic customers contributed $6.5 million and sales to existing customers contributed $2.2 million to the increase in sales revenue.

In terms of product mix, sales can be divided into six main categories:

	Six Months Ended June 30,
	2010	2009
LED Backlights	$13,052,000	$8,648,000
CCFL Backlights	$11,032,000	$4,547,000
LCMs	$3,637,000	$1,985,000
Liquid Crystal Displays	$1,092,000	$103,000
LED General Lighting, Mini Note-books and Materials	$714,000	$920,000
Total	$29,527,000	$16,203,000

Sales of LED backlight products totaled $13.0 million for the first half year of 2010, an increase of $4.4 million, or 51%, compared with $8.6 million for the same period in 2009.  Sales of the newly introduced large-size LED backlight products contributed $2.9 million to the increase in sales revenue.  Sales of small and mid-size LED products were increased by approximately $1.5 million.  However, sales of the small-size LED used in mobile phones dropped by approximately $1.8 million, as the Company attempts to phase out this product.

Sales of CCFL backlights totaled $11.0 million in the first half year of 2010, representing an increase of $6.5 million, or 144%, compared with $4.5 million for the same period in 2009.  The significant increase was primarily caused by higher sales of large-size CCFL backlights at the Wuhan facility due to increased downstream demand.

Sales of LCMs totaled $3.6 million in the first half year of 2010, representing an increase of $1.6 million, or 80%, compared with $2.0 million for the same period in 2009. Sales of LED backlight LCMs was $3.2 million, representing an increase of $2.2 million, or 220%, compared with $1.0 million for the same period in 2009.  Sales of CCFL backlight LCMs was $0.4 million, representing decrease of $0.6 million, or 60%, compared with $1 million for the same period in 2009.  The change in sales posted for LED backlight LCMs and CCFL backlight LCMs represent market preference shifting from CCFL to LEDs.

Sales of Liquid Crystal Displays (LCD) were $1.1 million in the first half year of 2010, representing an increase of $1.0 million, compared with $0.1 million for the same period in 2009.

Sales of LED general lights decreased due to aggressive competition.  The Company terminated production for mini note-books due to excessive competition and low gross margins.

Cost of Sales

Since the basic materials for all products are similar, the Company discusses aggregate cost of sales for all products.  Cost of sales was $26.3 million for the first half year of 2010, an increase of $11.1 million, or 73%, compared with $15.2 million for the first half year of 2009.  The increase in cost of sales was primarily due to the increase in sales revenue, but the 73% increase in cost of sales was lower than the 82% increase in total revenue for the first half year.

Raw material costs were $22.3 million for the half year of 2010, an increase of $10.2 million, or 84%, compared with $12.1 million for the same period in 2009.  The increase in raw materials cost was mainly due to the increase in sales volume and changes in product mix.  Raw material costs accounted for 85% of the total cost of sales for the first half year of 2010, compared with 80% for the same period in 2009.  Raw material costs accounted for 76% of total revenue in the first half year of 2010, compared with 75% in the first half year of 2009.

Labor costs were $2.0 million for the first half year of 2010, representing an increase of $0.6 million, or 43%, compared with $1.4 million for the same period in 2009.  The 43% increase in labor costs was lower than the 73% increase in cost of sales because the Company has exercised more control over labor costs.  Labor costs accounted for 7% of total net revenue for the first half year of 2010, compared with 9% for the same period in 2009.

Production overhead was $2.0 million for the first half year of 2010, a slight increase of $0.3 million, or 18%, compared with $1.7 million for the same period in 2009.  Production overhead includes depreciation of fixed assets and amortization of building improvements, water and electricity, repairs, and rent.  Due to the semi-variable nature of production overhead, the increase in production overhead is not directly associated with the increase in cost of sales.  Production overhead accounted for 7% and 10% of total sales revenue in the first half year of 2010 and 2009, respectively.

Gross Margin

The overall gross margin for the first half year of 2010 was 11%, a 4% increase from 6% for the same period in 2009.  The overall increase in gross margin was mainly attributed to the Company’s efforts on adjusting product mix.  The Company developed new products to replace products that had low or negative gross margins.  Moreover, the Company introduced incentives to enhance the efficiency of production and reduce manufacturing costs.

The gross margin on sales of LED products, including LED backlights, LED LCMs, and Liquid Crystal Displays was 16% for the first half year of 2010, representing a 4% increase compared with 12% for the same period in 2009.  The gross margin on sales of CCFL backlights and CCFL LCMs was 8% for the first half year of 2010, representing a 3% increase compared with 5% for the first half year of 2009.

The sales of LED backlight products can be classified into large, mid and small-sizes.  The newly introduced large-size LED backlight products had a high gross margin of 18% in the first half year of 2010.  Sales of small and mid-size LED backlights had an average gross margin of 15% compared to 6% for the same period in 2009.  One type of small-size LED used in mobile phones had a negative 2% gross margin compared to negative 5% for the first half year of 2009.  Consequently, the Company strategically cut off the production of low priced small size LED backlights used in mobile phones to improve overall gross margins.

Sales of CCFL backlight products comprised mainly of large and mid-size CCFL backlights.  Sales of large-size CCFL backlights for the first half year of 2010 accounted for 85% of the total sales of CCFL products.  Large-size CCFL backlights had a gross margin of 7%, representing an increase of 1% compared with 6% for the first half year of 2009.  Sales of mid-size CCFL backlights accounted for 15% of the total sales revenue of CCFL products.  Mid-size CCFL backlights had a gross margin of 21%, compared with negative 3% for the first half year of 2009.  The gross margin of CCFL backlights improved mainly due to increased production and economies of scale at the Wuhan and Yangzhou facilities in the first half year of 2010.

Regarding international sales, gross margin was approximately 10% for the first half year of 2010, a 5% increase compared with 5% for the same period in 2009.  The increase was primarily due to increased sales of large-size CCFL products.  Regarding domestic sales, gross margin was approximately 12%, a 3% increase compared with 9% for the first half year of 2009.  The increase was primarily due to increased sales of large-size LED products.

Selling Expenses

Selling expenses were $1.3 million for the first half year of 2010, an increase of approximately $400,000, or 44%, compared with $0.9 million for the same period in 2009.  Selling expenses consist mainly of salaries, commission, and transportation expenses.  In the first half year of 2010, commission and transportation expenses increased as a result of increased sales.

Research and Development Costs

The net research and development costs were $334,000 for the first half year of 2010, a decrease of $666,000, or 67%, compared with $1 million for the same period in 2009.  The research and development costs in the first half year of 2010 were offset by a government subsidy of $514,000 for the TFT-LCD project.

Research and development costs were approximately 1% and 6% of total sales revenue for the six months ended June 30, 2010 and 2009, respectively.

General and Administrative Expenses

General and administrative expenses were $1.9 million for the first half year of 2010, a decrease of $300,000, or 14%, compared with $2.2 million for the same period in 2009.  The major components of general and administrative expenses include payroll, share-based compensation, water and electricity, rent and professional services.  Management’s efforts at reducing costs have led to a decrease in nearly all kinds of expenses.  General and administrative expenses represent 6.6% and 12.3% of total sales revenue for the first half year of 2010 and 2009, respectively.

Interest Expense

The net interest expense was $359,000 for the first half year of 2010, representing an increase of $199,000 compared with $160,000 for the same period in 2009.  With continuous losses in operations, the Company had to seek more funds from bank loans to support its working capital demands. Interest expense increased proportionally with the increase in bank loans.

Interest expense accounted for 1.2% and 1.0% of total sales revenue in the first half year of 2010 and 2009, respectively.

Income Tax Provision

Income tax provision for the half year ended June 30, 2010 was approximately $13,000, a decrease of $19,000, or 59%, compared with $32,000 for the same period in 2009.

Net Loss

Net loss was $0.5 million for the first half year of 2010, representing a decrease of $2.7 million in net loss compared to net loss of $3.2 million for the first half year of 2009.  The decrease in net loss was mainly due to higher sales revenue and gross margins.

Losses per Share

The basic losses per share were $0.02 for the first half year of 2010, representing a $0.12 decrease in losses per share compared with basic losses per share of $0.14 for the same period in 2009.  Losses per share decreased due to a decrease in net loss.

Liquidity and Capital Resources

As of June 30, 2010 and December 31, 2009, we had cash and cash equivalents of $8.0 million and $6.2 million, respectively, and working capital of approximately $6.7 million and $2.8 million, respectively.

Currently, the Company’s operations are financed mainly by debt financing, which included short-term bank loans and accounts payable.  As of June 30, 2010, the net balance of short-term bank loans was $4.4 million.  The Company does not have any further short-term bank facility readily available as of June 30, 2010.  The Company expects to be able to apply for additional loans when necessary by pledging as collateral its property and facility at Dongguan which has a net book value of $3.5 million.  The Company estimated that as of June 30, 2010, cash on hand is enough to meet day-to-day working capital requirements at the current operating level.

The Company is now constructing a new manufacturing facility in the Guangming District of Shenzhen.  This construction was financed by a long-term bank loan.  The Company has acquired a bank facility of RMB100 million from China Development Bank.  As of June 30, 2010, RMB55 million of the facility has been used and there was still RMB45 million, equivalent to $6.6 million, available for future use.  The capital commitment for the construction of the new facility is $7.5 million; there was a deficiency of $0.9 million between capital commitment and long-term bank facility available, which should be complemented by working capital.

For the six months ended June 30, 2010, net cash used in operating activities was $1.2 million, representing a decrease of $5 million compared to net cash of $6.2 million used in operating activities for the same period in the prior year.  The change of accounts payable added $4.6 million operating cash flow in the first half year of 2010, while change of accounts payable used $0.8 million operating cash flow in the prior year.  Net loss decreased by $2.7 million from $3.2 million to $0.5 million.  The operating cash flow contributed by change of accounts payable and decrease of net loss was offset by $1.3 million by increased capital tied up in accounts receivable.

The Company typically provides longer credit terms to domestic customers than international customers; therefore, with an increase in the proportion of domestic sales, greater working capital became tied up in accounts receivable.  Furthermore, the Company is currently relying on financing from suppliers, which carry potential risks to its future operations.

Net cash flow used in investing activities was $3.3 million for the six months ended June 30, 2010, which was mainly investment in construction of the new manufacturing facility in the Guangming District of Shenzhen.

Net flow provided by financing activities was $6.4 million for the six months ended June 30, 2010, which came mainly from long-term bank loans, offset by repayment of short-term loan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – None

ITEM 4. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures:

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended, the “Exchange Act,” is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, the “SEC,” rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer, the “CEO,” and chief financial officer, the “CFO,” as appropriate, to allow timely decisions regarding required financial disclosure.

As of June 30, 2010, the Company’s management including the CEO and controller concluded that there have been no material changes to the disclosure control and procedures previously discussed in Part II, Item 9A of the Company's Form 10-K for the year ended December 31, 2009. The Company’s management, including the CEO and controller, concluded that as of December 31, 2009 the Company's disclosure controls and procedures were not effective because of the material weaknesses described under “Management's Report on Internal Control over Financial Reporting.”  In light of the material weaknesses not significantly changed since December 31, 2009, the Company’s management concluded that its disclosure controls and procedures were not effective as of June 30, 2010.

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

The Company’s management, including CEO and controller, concluded that there have been no changes to the internal controls over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect internal control over financial reporting.  The Company is in the process of taking the steps necessary for remediation of the material weaknesses identified in previously filed 10-K, and will continue to monitor the effectiveness of these steps.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On March 26, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $5,000,000 of its common stock from the public market or in private purchases. The terms of the repurchase program permitted the Company to repurchase shares within twelve months and to repurchase shares at a pace at the discretion of management. During the three months ended June 30, 2010, no shares were repurchased in the market.  As of June 30, 2010, the shares repurchased were held under the name of a security firm and presented at line of treasury stock at cost on the balance sheet at June 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES – None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION – None.

ITEM 6. EXHIBITS

a. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934 (filed herewith electronically)

31.2	Certification of controller pursuant to Rule 13a - 14 (a) of the Securities Exchange Act of 1934 (filed herewith electronically)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).

32.2	Certification of controller pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith electronically).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD

Dated: August 16, 2010	By:	/s/Yi Song
Yi Song
Chairman and Chief Executive Officer

Dated: August 16, 2010	By:	/s/ Li Jun Jiang
Li Jun Jiang
Controller