Form 10-Q
period 2010-09-30
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2010-11-15
CIK 1158722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark one)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Yes ☐ No ☒

As of September 30, 2010, the Company had 22,072,000 shares of common stock issued and outstanding.

Diguang International Development Co., Ltd.

Form 10-Q

For the Quarter Ended September 30, 2010

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited consolidated balance sheets, statements of income and comprehensive income, and statements of cash flows and the related notes thereto, have been prepared in accordance with generally accepted accounting principles in the United States of America, “GAAP,” for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission, the “SEC.” Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are, in the opinion of management, necessary for a fair presentation for the interim periods.

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the nine-month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.

CONSOLIDATED BALANCE SHEETS

(In US Dollars)

	December 31,	September 30,
	2009	2010
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,190,513	$5,244,308
Restricted cash	4,341,112	3,030,857
Accounts receivable, net of allowance for doubtful accounts $1.5 million and $1.4 million	13,972,086	17,290,322
Inventories, net of provision $3.5 million and $3.6 million	7,439,287	10,921,816
Other receivables, net of provision $69,032 and $69,736	465,013	513,637
VAT recoverable	82,497	269,286
Advance to suppliers	900,328	1,270,769
Total current assets	33,390,836	38,540,995

Investment, net of impairment $1,500,000 and $1,500,000	-	-
Plant, property and equipment, net	17,736,766	17,695,328
Construction in process	132,079	6,247,549
Long-term prepayments	439,502	381,137
Total assets	$51,699,183	$62,865,009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loans	$10,213,683	$7,660,318
Accounts payable	15,446,721	22,149,847
Advance from customers	325,165	874,619
Accruals and other payables	2,510,206	2,030,277
Accrued payroll and related expense	712,206	824,202
Income tax payable	394,989	404,879
Amount due to stockholders – current	943,378	358,052
Total current liabilities	30,546,348	34,302,194

Long-term bank loans	-	8,639,115
Research funding advanced	952,255	688,476
Total non-current liabilities	952,255	9,327,591

Total liabilities	31,498,603	43,629,785

Equity：
Common stock, par value $0.001 per share, 50 million shares authorized, 22,593,000 and 22,593,000 shares issued, 22,072,000 and 22,072,000 shares outstanding	22,593	22,593
Additional paid-in capital	20,881,635	20,915,290
Treasury stock at cost	(674,455)	(674,455)
Appropriated earnings	802,408	798,928
Accumulated deficit	(7,644,254)	(8,945,894)
Translation adjustment	4,338,891	4,668,489
Total stockholders’ equity	17,726,818	16,784,951
Non-controlling interest	2,473,762	2,450,273
Total equity	20,200,580	19,235,224

Total liabilities and stockholders’ equity	$51,699,183	$62,865,009

See accompanying notes to financial statements

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

 (In US Dollars)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Revenues, net	$29,659,356	$48,577,772	$13,456,366	$19,050,932
Cost of sales	27,699,850	43,822,467	12,518,206	17,539,034

Gross profit	1,959,506	4,755,305	938,160	1,511,898

Selling expense	1,653,102	2,036,485	714,206	784,572
Research and development costs	1,486,377	725,070	460,946	391,103
General and administrative expenses	3,185,343	2,830,203	997,932	889,226
Loss on disposing assets	30,487	10,787	10,308	8,480

Loss from operations	(4,395,803)	(847,240)	(1,245,232)	(561,483)

Interest income (expense), net	(285,759)	(585,112)	(126,251)	(226,099)
Investment income (expense)	800	-	-	-
Other income (expense)	197,937	83,690	87,744	(63,375)

Loss before income tax	(4,482,825)	(1,348,662)	(1,283,739)	(850,957)

Income tax provision	30,927	29,028	(646)	16,199

Net loss	(4,513,752)	(1,377,690)	(1,283,093)	(867,156)

Net loss attributable to non-controlling interest	(248,609)	(72,570)	(65,543)	(12,067)

Net loss attributable to common shares	$(4,265,143)	$(1,305,120)	$(1,217,550)	$(855,089)

Weighted average common shares outstanding – basic	22,072,000	22,072,000	22,072,000	22,072,000

Losses per share – basic	(0.19)	(0.06)	(0.06)	(0.04)

Weighted average common shares outstanding – diluted	22,072,000	22,072,000	22,072,000	22,072,000

Losses per shares – diluted	(0.19)	(0.06)	(0.06)	(0.04)

Comprehensive loss:
Net loss	(4,513,752)	(1,377,690)	(1,283,093)	(867,156)
Translation adjustment	(194,471)	378,679	8,346	282,519
Comprehensive loss	(4,708,223)	(999,011)	(1,274,747)	(584,637)
Comprehensive income (loss) attributable to non-controlling interest	(250,033)	(23,489)	(64,179)	21,082
Comprehensive loss attributable to common shares	$(4,458,190)	$(975,522)	$(1,210,568)	$(605,719)

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(In US Dollars)

	Nine Months Ended September 30,
	2009	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(4,513,752)	$(1,377,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,219,618	1,483,654
Bad debts allowance	-	(108,420)
Inventory provision	568,265	(33,619)
Loss on disposing assets	30,487	10,787
Share-based compensation	301,480	33,655
Research and development costs offset by funding advanced	-	(516,156)
Deferred tax asset	28,485	-
Changes in operating assets and liabilities:
Accounts receivable	(3,294,841)	(3,147,437)
Inventory	(2,953,544)	(3,374,239)
Other receivables	110,788	(46,814)
VAT recoverable	(256,989)	(183,117)
Prepayments and other assets	(371,720)	(371,260)
Accounts payable	238,456	4,156,825
Accruals and other payable	(64,672)	(362,591)
Advance from customers	(11,404)	557,944
Accrued interest payable to related parties	57,103	-
Taxes payable	(17,492)	9,928

Net cash used in operating activities	(8,929,732)	(3,268,550)

Cash flows from investing activities:
Purchase of fixed assets investment in construction	(87,631)	(4,738,704)
Proceeds from disposal of fixed assets	29,152	11,805

Net cash used in investing activities	(58,479)	(4,726,899)

Cash flows from financing activities:
Due to related parties	(800,912)	(597,568)
Proceeds from (repayments for) short-term bank facilities	8,741,354	(1,253,804)
Repayments for import financing loans	-	(1,356,660)
Restricted cash released from (pledged for) import financing loans	(4,340,769)	1,310,255
Proceeds from long-term loan facilities	-	8,639,115
Research funding advanced	-	248,603

Net cash received from financing activities	3,599,673	6,989,941

Effect of changes in foreign exchange rates	(187,961)	59,303

Net decrease in cash and cash equivalents	(5,576,499)	(946,205)

Cash and cash equivalents, beginning of the period	15,024,363	6,190,513

Cash and cash equivalents, end of the period	$9,447,864	$5,244,308

Supplemental disclosures of cash flow information:
Cash paid for interest	$233,986	$588,700
Cash paid for income taxes	14,821	24,174

See accompanying notes to financial statements

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ─ ORGANIZATION AND OVERVIEW OF BUSINESS

Diguang International Development Co., Ltd., formerly known as Online Processing, Inc., “Online”, the “Company”, was organized under the laws of the State of Nevada in 2000.  On January 10, 2006, Online entered into a stock exchange agreement with Diguang International Holdings Limited., “Diguang Holdings.”  On March 17, 2006, Online issued 2.4 million shares of its common stock in exchange for the gross proceeds of $12 million and issued 18,250,000 shares of its common stock in exchange for 100% equity interest in Diguang Holdings, making Diguang Holdings a wholly owned subsidiary of Online.  One of the conditions to closing the transaction was changing the name from Online Processing, Inc. to “Diguang International Development Co., Ltd.,” and the name was changed on February 28, 2006.

The Company specializes in the design, production and distribution of Light Emitting Diode, “LED,” and Cold Cathode Fluorescent Lamp, “CCFL,” backlights for various Thin Film Transistor Liquid Crystal Displays, “TFT-LCD,” and Super-Twisted Nematic Liquid Crystal Display, “STN-LCD,” Twisted Nematic Liquid Crystal Display, “TN-LCD,” and Mono LCDs.  Taken together, these applications are referred to as “LCD” applications.  Those applications include color displays for cell phones, car televisions and navigation systems, digital cameras, televisions, computer displays, camcorders, PDAs and DVDs, CD and MP3/MP4 players, appliance displays and the like.  In late 2009, the Company started a trial run of producing LED TV sets in two different sizes.

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

Shenzhen Diguang Electronics Co. Ltd., “Diguang Electronics,” was established as an equity joint venture in Shenzhen under the laws of the People’s Republic of China, the “PRC,” on January 9, 1996 with an operating life of 20 years starting on that date.  As of December 31, 2006, its registered capital was RMB85 million, equivalent to approximately $10,573,615.  Diguang Electronics designs, develops and manufactures LED and CCFL backlight units.  These backlight units are essential components used in illuminating display panels such as TFT-LCD and color STN-LCD panels.  These display panels are used in products such as mobile phones, PDAs, digital cameras, liquid crystal computer or television displays and other household and industrial electronic devices.  Diguang Electronics’ customers are located in both China and overseas.

NOTE 1 ─ ORGANIZATION AND OVERVIEW OF BUSINESS (Continued)

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

Dongguan Diguang Electronics Science and Technology Co. Ltd., “Dongguan Diguang S&T,” was established under the laws of the People’s Republic of China on February 16, 2004 and has been used by Diguang Electronics as a production base since its inception.  On December 29, 2007, Diguang Holdings acquired 100% of the equity interest of Dongguan Diguang S&T.  On January 1, 2008, Diguang Holdings assigned 70% of it interest in Dongguan Diguang S&T to Diguang Electronics.  Dongguan Diguang S&T started its own manufacturing activities in 2008.

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

NOTE 2 ─RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Recently Issued Accounting Pronouncements Adopted (Continued)

FASB ASU 2010-02

Effective January 1, 2010, the Company adopted ASU No. 2010-02 – “Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.”  The amendments in this update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity.  The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2010-09

In February 2010, FASB issued ASU No. 2010-9 – “Amendments to Certain Recognition and Disclosure Requirements.”  This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements.  According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP.  The amendment is effective immediately.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

FSAB ASU 2010-06

In January 2010, FASB issued ASU No. 2010-06 – “Improving Disclosures about Fair Value Measurements.”  This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and 2) Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  In addition, this update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and 2) Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company is currently evaluating the impact of this ASU.  However, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

NOTE 2 ─RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

Recently Issued Accounting Pronouncements Not Adopted Yet (Continued)

FASB ASU 2010-13

In April 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades.  Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition.  Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification.  The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings.  The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award.  ASU 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 3 ─ ALLOWANCE FOR ACCOUNTS RECEIVABLES

During the normal course of business, the Company extends unsecured credit to its customers.  Typically, credit terms require payment to be made within 90 days of the invoice date. The Company does not require collateral from its customers.  The Company maintains its cash accounts at credit worthy financial institutions and closely monitors the movements of its cash positions.

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis.  The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2009 and September 30, 2010 was adequate, respectively.  However, actual write-off might exceed the recorded allowance.

The following table presents allowance activities in accounts receivable.

	December 31,	September 30,
	2009	2010
	(Unaudited)	(Unaudited)

Beginning balance	$655,893	$1,529,505
Additions charged to expense	927,704	-
Recovery	-	(112,284)
Write-off	(54,092)	(2,353)

Ending balance	$1,529,505	$1,414,868

NOTE 4 ─ INVENTORIES

The inventories are as follows:

	December 31,	September 30,
	2009	2010
	(Unaudited)	(Unaudited)

Raw materials	$5,661,873	$6,914,873
Work in progress	1,504,063	3,067,240
Finished goods	3,092,724	4,489,063
Consignment goods	699,751	6,909

	$10,958,411	$14,478,085
Provision	(3,519,124)	(3,556,269)

Inventories, net	$7,439,287	$10,921,816

NOTE 5 ─PROPERTY, PLANT, AND EQUIPMENT

A summary of property, plant and equipment at cost is as follows:

	December 31,	September 30,
	2009	2010
	(Unaudited)	(Unaudited)

Land usage rights	$3,199,461	$3,264,210
Plant and office buildings	11,493,931	11,726,542
Machinery	5,282,122	5,818,182
Office equipment	1,425,128	1,805,714
Vehicles	277,171	307,776
Software	153,309	174,527
Leasehold improvement	2,096,803	2,201,142

	$23,927,925	$25,298,093
Accumulated depreciation	(6,191,159)	(7,602,765)

	$17,736,766	$17,695,328

The depreciation and amortization for the three months ended September 30, 2009 and 2010 were $362,126 and $543,542, and for the nine months ended September 30, 2009 and 2010 were $1,219,618 and $1,483,654, respectively.

NOTE 6 ─ CONSTRUCTION IN PROCESS

The Company is constructing a manufacturing facility for the production of large-size LED products in Guangming District of Shenzhen City.  The total budgeted capital investment for this facility is estimated to be $10.5 million, excluding cost of land usage right.  As of September 30, 2010, the cost of construction in process was $6,247,549.  The construction of the plants and buildings will be completed at the end of 2010.

NOTE 7 ─ RELATED PARTY TRANSACTIONS

Related Party Relationships

Name of Related Parties	Relationship with the Company

Mr. Yi Song	One of the shareholders of the Company
Mr. Hong Song	One of the shareholders of the Company
Shenzhen Diguang Engine & Equipment Co., Ltd., a China based entity	100% owned by Mr. Yi Song and Mr. Hong Song
Sino Olympics Industrial Limited	The representative of Song’s brothers

The break-down details of due to related parties were summarized as follows:

Amount due to	Stockholders

Balance at December 31, 2009	$943,378
Accrued interest	28,114
Payments made	(613,440)
Balance at September 30, 2010	$358,052

Prior to Diguang Holdings acquiring 100% of the equity interest of Dongguan Diguang S&T, Sino Olympics Industrial Limited, “Sino Olympics,” owns 92% of the interest and Shenzhen Diguang Engine & Equipment owns the remaining 8% of the interest of Dongguan Diguang S&T.  Accordingly, the entire consideration of $4.2 million from Diguang Holdings was allocated $3,864,000 to Sino Olympics and $336,000 to Shenzhen Diguang Engine & Equipment.  Based on the fact that Mr. Yi Song and Mr. Hong Song are the owners of both Sino Olympics and Shenzhen Diguang Engine & Equipment, the entire consideration of the $4.2 million was treated as an amount due to Mr. Yi Song and Mr. Hong Song.  Of the $4.2 million acquisition price, $2 million was paid in cash before the end of 2007 and the remaining balance of $2.2 million should have been repaid through four installment payments on June 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively.  The balance of $358,052 was overdue as of September 30, 2010.

NOTE 8 ─ BANK LOANS

Short term loans from Shenzhen Ping’an Bank

Diguang Electronics renewed bank loans of RMB30 million with Shenzhen Ping’an Bank.  RMB10 million, equivalent to $1,494,657, and RMB20 million, equivalent to $2,989,313, were received on December 25, 2009 and January 6, 2010, respectively.  The renewed bank loan will mature in one year.  Pursuant to the renewed loan agreements, the plant owned by Dongguan Diguang S&T, with a net book value of $4,295,734, was put as pledge and the prevailing annual standard rate was 5.47% under the stipulation from the People's Bank of China.

The abovementioned RMB30 million loans were borrowed under the RMB30 million bank loan facilities provided by Shenzhen Ping’an Bank.  Diguang Electronics also received pledged import financing loans from Shenzhen Ping’an Bank.  The import financing loans were guaranteed by equivalent deposit of cash.

On January 12, 2010, Diguang Electronics received an import financing loan of $2,996,989 from Shenzhen Ping’an Bank with an annual interest of 2.31%, which will mature on January 12, 2011.  Diguang Electronics was required to repay the loan in RMB at the fixed exchange rate of 6.7601 between U.S. Dollar and RMB when the loan falls mature.  The cash deposit to guarantee the loan was RMB20,277,948, equivalent to $3,030,857 as of September 30, 2010 with an interest rate of 2.25% per annum.

Long-term loan agreements with China Development Bank Co., Ltd.

On November 10, 2009, Diguang Electronics entered into a 5 year, long-term loan agreement with China Development Bank Co., Ltd. to borrow RMB100 million for the construction of the new facility located on the land owned by Diguang Electronics in the Guangming District of Shenzhen City.  On December 30, 2009, Diguang Electronics paid RMB3 million to China Development Bank as a 5 year guarantee expense for the RMB100 million bank facilities, upon which the bank facilities formally became effective.  As of September 30, 2010, Diguang Electronics had received RMB55 million, equivalent to $8,220,611, from China Development Bank Co., Ltd.

The RMB100 million banking facilities are secured by the followings: (1) two joint and several personal guarantees from Mr. Yi Song and Mr. Hong Song, directors of the Company; (2) collateral placed on the office space owned by Diguang Electronics with a carrying amount of $2,410,820; (3) and collateral placed on the land use rights on a piece of land located in the Guangming District of Shenzhen with a carrying amount of $2,274,911.

On May 25, 2010, Dongguan Diguang S&T entered into a loan agreement with China Development Bank Co., Ltd. for RMB30 million bank facilities.  The bank facilities provided by the Bank aimed to replenish working capital for a specified customer’s purchase orders and the issuances of loan proceeds were tied up with purchase orders received from the specific customer.  On July 9, 2010, Dongguan Diguang S&T received RMB4.0 million, equivalent to $597,863, from China Development Bank Co., Ltd.

The RMB30 million banking facilities are secured by the followings: (1) joint and several liabilities guarantee from Diguang Electronics; (2) all the interest and income related to the lease agreement between Dongguan Diguang S&T and Diguang Electronics, by which Dongguan Diguang S&T leased its plants to Diguang Electronics for an annual rental of RMB4.6 million, equivalent to $681,563 as of September 30, 2010; and (3) all the interest and income related to sales contract between Dongguan Diguang S&T and the specified customer.

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

Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date.  The share-based compensation will be recognized based on a graded vesting method over the four years, or over the three years regarding the options granted to directors in order to match their directorship terms.  A summary of option activities under the 2006 Plan during the three months ended September 30, 2010 are presented as follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted - Average Remaining Contractual Term
Outstanding at January 1, 2010	1,201,917	1.77	8.79
Forfeited or expired	(60,000)	0.24	5.03
Outstanding at September 30, 2010	1,141,917	1.83	6.93
Exercisable at September 30, 2010	641,361	3.15	5.90

The trading price of the Company stock at September, 2009 and 2010 was $0.40 and $0.45 per share, respectively.  As of September 30, 2010, the exercise price of 471,917 shares of outstanding stock option was higher than the trading price of the Company’s common stock and did not have any intrinsic value; the excise price of the other 670,000 shares granted in December 2008 was lower than the trading price and reported intrinsic value.  Intrinsic value for outstanding and exercisable options as of September 30, 2010 was $227,100 and $61,250 respectively.

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

NOTE 11 ─ EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods as indicated:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net loss attributable to common shareholders	$(4,265,143)	$(1,305,120)	$(1,217,550)	$ $(855,089)
Net loss used in computing diluted earnings per share	$(4,265,143)	$(1,305,120)	$(1,217,550)	$(855,089)

Denominator:
Weighted average common shares outstanding – basic	22,072,000	22,072,000	22,072,000	22,072,000
Potential diluted shares from stock options granted	-	-	-	-
Weighted average common share outstanding – diluted	22,072,000	22,072,000	22,072,000	22,072,000

Basic earnings (losses) per share	$(0.19)	$(0.06)	$(0.06)	$(0.04)
Diluted earnings (losses) per share	$(0.19)	$(0.06)	$(0.06)	$(0.04)

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2010	2009	2010

Sales to China domestic customers	$11,745,244	$24,508,862	$5,654,407	$9,736,092
Sales to international customers	17,914,112	24,068,910	7,801,959	9,314,840

	$29,659,356	$48,577,772	$13,456,366	$19,050,932

	China	International
	Customers	Customers	Total

For nine months ended and as of September 30, 2009
Revenue	$11,745,244	$17,914,112	$29,659,356
Gross margin	8%	6%	7%
Receivable	6,716,631	6,521,866	13,238,497
Inventory	9,668,601	-	9,668,601
Property and equipment	17,983,687	-	17,983,687
Expenditures for long-lived assets	87,631	-	87,631

For nine months ended and as of September 30, 2010
Revenue	$24,508,862	$24,068,910	$48,577,772
Gross margin	10%	10%	10%
Receivable	9,708,933	7,581,389	17,290,322
Inventory	10,921,816	-	10,921,816
Property and equipment	17,695,328	-	17,695,328
Expenditures for long-lived assets	4,738,704	-	4,738,704

NOTE 12 ─ SEGMENT REPORTING (Continued)

	China	International
	Customers	Customers	Total

For three months ended and as of September 30, 2009
Revenue	$5,654,407	$7,801,959	$13,456,366
Gross margin	7%	7%	7%
Receivable	6,716,631	6,521,866	13,238,497
Inventory	9,668,601	-	9,668,601
Property and equipment	17,983,687	-	17,983,687
Expenditures for long-lived assets	87,631	-	87,631

For three months ended and as of September 30, 2010
Revenue	$9,736,092	$9,314,840	$19,050,932
Gross margin	6%	10%	8%
Receivable	9,708,933	7,581,389	17,290,322
Inventory	10,921,816	-	10,921,816
Property and equipment	17,695,328	-	17,695,328
Expenditures for long-lived assets	4,738,704	-	4,738,704

NOTE 13 ─ SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2010 up through the date the Company issued these financial statements.  During this period the Company did not have any material recognizable subsequent events.

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

The Company’s headquarters is located in Shenzhen, China.  The Company conducts its business principally through the operations of Diguang Electronics, which is based in Shenzhen along with its main backlight manufacturing operation in Dongguan, Guangdong Province, China.  Diguang Electronics had approximately 1,460 full-time employees as of September 30, 2010.

Dihao, which is based in Yangzhou, is a 100% wholly-owned subsidiary of North Diamond.  The Company gained controlling interest of Dihao by acquiring 65% of North Diamond on January 3, 2007.  As of September 30, 2010, Dihao had approximately 150 full-time employees.

Wuhan Diguang, which is based in Wuhan, was established on March 13, 2007 and commenced its operation on July 1, 2007.  Wuhan Diguang was established with the capacity to provide large-size TFT-LCD, which are mainly sold to its customers in Taiwan.  Wuhan Diguang had approximately 429 employees as of September 30, 2010.

Dongguan Diguang S&T was established to be the production base of Diguang Electronics.  It became a wholly-owned subsidiary of Diguang Holdings in December 30, 2007.  As of September 30, 2010, Dongguan Diguang S&T had approximately 236 full-time employees.

Shenzhen Optimum was established to sell large-size LED TV sets manufactured by Diguang Electronics to domestic customers throughout China.  As of September 30, 2010, Shenzhen Optimum had approximately 15 full-time employees.

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

None.

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

Results of Operations

Comparison of Three Months Ended September 30, 2010 and 2009

Revenue

Net revenue was approximately $19.1 million for the three months ended September 30, 2010, an increase of $5.6 million, or 41%, compared with $13.5 million for the same period in the prior year.  The Company’s three manufacturing facilities in Dongguan, Wuhan, and Yangzhou contributed to the increase in sales revenue by $1.9 million, $3.1 million, and $0.6 million, respectively, in the third quarter of 2010.  The increase in sales revenue was primarily due to increased demand in the backlights market as a result of recovery from the global financial crisis suffered from the second half year of 2008 to the first half year of 2009.  From the third quarter of 2009, the market showed an upward trend and the Company expanded sales both on its traditional product line and its newly developed product line of large-size LED backlights and Liquid Crystal Displays.

The Company’s total net revenue can be divided into international sales and domestic sales as follows:

	Three Months Ended September 30,
	2010	2009
International Sales	9,315,000	7,802,000
Domestic Sales	9,736,000	5,654,000
Total	19,051,000	13,456,000

Sales to international customers totaled $9.3 million for the three months ended September 30, 2010, an increase of $1.5 million, or 19%, compared with $7.8 million for the same period in the prior year.  Wuhan facility contributed $3.1 million increase in international sales by providing large-size CCFL backlight products to Taiwanese customers, which was offset by $2.1 million decrease in sales to Hong Kong customers in the Dongguan facility.  Yangzhou facility contributed $0.5 million increase in international sales.

Sales to domestic customers were $9.7 million for the third quarter of 2010, an increase of $4.0 million, or 70%, compared with $5.7 million in the same period of 2009.  Along with positive influence from overall market circumstances, the Company’s great efforts on developing domestic sales contributed significantly to the increase in domestic sales revenue.  Sales of mid to large-size LED backlight products, LCMs, and LCDs to newly developed domestic customers at the Dongguan facility contributed to $4.1 million increase in revenue.

Domestic sales and international sales accounted for 51% and 49% of total sales revenue, respectively, in the current period, compared with 42% and 58% for the same period in the prior year.  The Company expects that the proportion of domestic sales will continue to increase going forward.

The Company has thousands of categories of products, and its products mixes are constantly changing in order to adapt to market demands. Sale prices are quite different for different categories of products; consequently, it is almost impossible to discuss the impact of changes in volume and product price here.

The Company currently has three manufacturing facilities which are located in the eastern China region, Yangzhou, central China region, Wuhan, and southern China region, Dongguan.  There are various capacities in the principal manufacturing facility of Dongguan, such as LCD TV and monitor manufacturers and LCD assembly enterprises, to meet requirements of customers.  The Company launched large-size LED backlights and LCDs at the Dongguan facility in 2009.  The Yangzhou factory used to focus on producing small and mid-size CCFL and LED backlight products but began to provide large sized LCM products in the fourth quarter of 2009.  The Wuhan facility solely manufactures large-size CCFL backlight products.  The Company is now establishing a new manufacturing facility in Shenzhen, Southern China.  This new facility will be used to manufacture large-size LED backlight products and LED TV sets.  Based on these manufacturing facilities, the Company believes that it has strategically deployed production capacity in China for its long term growth.

In terms of product mix, sales can be divided into five main categories:

	Three Months Ended September 30,
	2010	2009
LED Backlights	10,631,000	6,757,000
CCFL Backlights	5,550,000	2,884,000
LCMs	1,972,000	3,224,000
Liquid Crystal Displays	604,000	85,000
LED General Lighting, Mini Note-books and Materials, etc.	294,000	506,000
Total	19,051,000	13,456,000

The Company’s product mix has continuously been changing in recent years given the trend that the proportion of LED sales is increasing while the proportion of CCFL product sales is decreasing.  For the third quarter of 2010, sales of LED products, including LED backlights, LED LCMs, LED general lights and LCDs, amounted to $13.1 million, representing 69% of total sales revenue, whereas sales of CCFL products, including CCFL backlights and CCFL LCMs, amounted to $5.7 million, representing 30% of total sales revenue.  In comparison to CCFL, LED products have a superior contrast ratio, color gamut, localized dimming and lower power consumption, meeting the environmental protection standards of the market.  Moreover, small to mid-size LED backlights have the advantage of being lower in cost than the same size CCFL product.  In recent years, the Company has invested in LED research and development and adjusted its product mix by gradually increasing the proportion of LEDs products manufactured.  The Company expects that, overall, LED product shipments will continue to grow and experience sustainable growth, as the transition from CCFL to LED backlights becomes more compelling due to LEDs’ higher performance levels.

Sales of LED backlight products totaled $10.6 million in the third quarter of 2010, representing an increase of $3.8 million, or 56%, compared with $6.8 million for the same period in 2009.  Sales of the newly introduced large-size LED backlight products contributed $4.3 million of increase, which was offset by decrease in sales of traditional mid and small-size LED products due to decreased market demand.

Sales of CCFL backlights totaled $5.6 million in the third quarter of 2010, representing an increase of $2.7 million, or 93%, compared with $2.9 million for the same period in 2009.  The significant increase was primarily due to increased sales orders for large-size CCFL backlights received by the Wuhan facility.

Sales of LCMs totaled $2.0 million in the third quarter of 2010, representing a decrease of $1.2 million, or 38%, compared with $3.2 million for the same period in 2009.  Sales of LED backlight LCMs were $1.8 million, representing an increase of $0.4 million, or 29%, compared with $1.4 million for the same period in 2009.  Sales of CCFL backlight LCMs was $0.2 million, representing a decrease of $1.6 million, or 89%, compared with $1.8 million for the same period in 2009.

Sales of Liquid Crystal Displays (LCD) were $604,000 in the third quarter of 2010, representing an increase of $519,000, compared with $85,000 for the same period in 2009.  LCD products were launched in 2009, and the Company began the mass production of LCDs in the second quarter of 2010.  Sales continued to grow in the third quarter of 2010, and the Company expects further sales growth for the near future.

Sales of LED general lights decreased significantly due to aggressive competition.  The Company terminated production for mini note-books due to excessive competition and low gross margins.

Cost of Sales

Since the basic materials for all products are similar, the Company discusses the aggregate cost of sales.  Cost of sales was $17.5 million for the third quarter of 2010, an increase of $5.0 million, or 40%, compared with $12.5 million for the third quarter in 2009.  The increase in the cost of sales was primarily due to increases in sales, the 40% increase in cost of sales was in line with the 41% increase in total revenue.  Cost of sales for the third quarter of 2010 included a loss of $0.4 million on the disposal of obsolete raw materials.

Raw material costs were $15.6 million for the third quarter of 2010, an increase of $4.8 million, or 44%, compared with $10.8 million for the third quarter of 2009.  Raw material costs accounted for 90% of the total cost of sales in the third quarter of 2010, compared with 84% for the same period of 2009; this increase was due to changes in product mix.  The Company increased production for new products such as the large-size LED backlights, LCMs and LCDs; these new products required more expensive raw materials than traditional products.  Raw materials costs accounted for 82% and 80% of total sales revenue in the third quarters of 2010 and 2009, respectively.

Labor costs were both $1.0 million for the third quarter of 2010 and 2009.  The Company has enhanced its control over labor costs during 2010.  That is the main reason that labor costs did not increase along with the increase in sales and production volume.  The percentage of labor costs to the total cost of sales was 5.9% for the third quarter of 2010, compared with 7.7% for the same period of 2009.  Labor costs accounted for 5% of total net revenue for the third quarter of 2010, compared with 7% of total net revenue for the same period in 2009.

Production overhead was $0.9 million for the third quarter of 2010, representing an increase of $0.1 million, or 13%, compared with $0.8 million for the third quarter of 2009.  Production overhead includes depreciation and amortization of fixed assets, water and electricity, repairs and rentals.  Due to the semi-variable nature of production overhead, the increase in overhead is not directly associated with the increase in cost of sales.  Production overhead accounted for 5% and 6% of total sales revenue in the third quarters of 2010 and 2009, respectively.

Gross Margin

The overall gross margin for the third quarter of 2010 was 8%, representing an increase of 1%, compared with 7% for the same period of 2009.  The overall increase is mainly attributed to the Company’s efforts on adjusting product mix and enhanced control on raw materials.  The Company developed new products to replace products with very low or negative gross margins.  Moreover, the Company introduced incentives to enhance the efficiency of production and reduce manufacturing costs.  However, the increase in gross margin was to some extent offset by a loss on the disposal of obsolete raw materials.

The Wuhan factory only manufactures OEM products for a Taiwanese customer, and operates on a very low gross margin in order to reduce the occupation of the Company’s working capital. From January to September 2010, the total revenue at the Wuhan facility was US$14.5 million but the gross margin was only 6.2%. And, in the third quarter of 2010, the total revenue was US$5.1 million, which accounted for 27% of the total sales volume in the third quarter, but the gross margin was only 4%. Therefore, the Wuhan factory’s low gross margin significantly impacted the Company’s gross margin level for all products in the third quarter.

However, the Company is now focusing more on sales of LED BLU for large-size backlights (18’ to 32’ inch), which has a higher gross margin (approximately 20%). As Diguang Technology's revenue for LED BLU products was USD 3.8 million from July to September 2010, with a gross margin of 22%, the Company anticipates that the growth of this new business line at Diguang Technology will provide profit growth in the future.

Selling Expenses

Selling expenses were $785,000 for the third quarter of 2010, an increase of $71,000, or 10%, compared with $714,000 for the same period of 2009.  Selling expenses consisted mainly of salaries, commission, transportation expenses, and office expenses.  During the third quarter of 2010, commission, transportation expenses, and salaries increased with increase of sales volume; while the other office expenses decreased as a result of the management’s efforts on control of overall costs.

Selling expenses accounted for 4% and 5% of total sales revenue in the third quarters of 2010 and 2009, respectively.

Research and Development Costs

The net research and development costs were $391,000 for the third quarter of 2010, representing a decrease of $70,000, or 15%, compared with $461,000 for the third quarter of 2009.  The decrease of net research and development costs was attributable to the Company’s reduced research and development activities when new products were put into production.

Research and development expenses accounted for 2% and 3% of total sales revenue in the third quarters of 2010 and 2009, respectively.

General and Administrative Expenses

General and administrative expenses were $0.9 million for the third quarter of 2010, a decrease of $0.1 million, or 10%, compared with $1.0 million for the same period in 2009.  The major components of general and administrative expenses include payroll, share-based compensation, water and electricity, rent and professional services.  The decrease in general and administrative expenses was attributable to the management’s efforts to reduce overall costs.

General and administrative expenses represent 5% and 8% of total sales revenue for the third quarters of 2010 and 2009, respectively.

Interest Expense

The net interest expense was $226,000 for the third quarter of 2010, representing an increase of $100,000, or 79%, compared with $126,000 for the same period of 2009.  With continuous losses in operations, the Company had to seek more funds from bank loans to support its working capital demands, and interest expense increased proportionally with the increases in bank loans.

Interest expense accounted for 1% of total sales revenue in the third quarters of 2010 and 2009, respectively.

Income Tax Provision

Income tax provision for the quarter ended September 30, 2010 was approximately $16,000, compared with negative $646  for the same period in 2009.

Net Loss

Net loss was $867,000 for the third quarter of 2010, compared with a net loss of $1.3 million for the same period of 2009, representing an increase of approximately $433,000 in net income.  Net loss decreased mainly due to an increase in sales revenue and gross margin.

Losses per Share

The basic losses per share were $0.04 for the third quarter of 2010, compared with basic losses per share of $0.06 for the third quarter of 2009.  The decrease in basic loss per share was due to a decrease in net loss.

Comparison of Nine Months Ended September 30, 2010 and 2009

Revenue

Net revenue was approximately $48.6 million for the nine months ended September 30, 2010, an increase of $18.9 million, or 64%, compared with $29.7 million for the same period of prior year.  The Company’s three manufacturing facilities in Dongguan, Wuhan and Yangzhou contributed to the increase in sales revenue by $7.8 million, $9.8 million and $1.3 million, respectively, for the nine months ended September 30, 2010.  The increase in sales revenue was primarily due to increased demand in the backlights market as a result of recovery from the global financial crisis.  After the market showed an upward trend, the Company expanded sales both on its traditional product lines and its newly developed product lines of large-size LED backlights and Liquid Crystal Displays.

The Company’s total net revenue can be divided into international sales and domestic sales as follows:

	Nine Months Ended September 30,
	2010	2009
International Sales	24,069,000	17,914,000
Domestic Sales	24,509,000	11,745,000
Total	48,578,000	29,659,000

Sales to international customers totaled $24.1 million for the nine months ended September 30, 2010, an increase of $6.2 million, or 35%, compared with $17.9 million for the same period of 2009.  Sales of large-size CCFL backlight products to Taiwanese customers at the Wuhan facility increased by approximately $9.7 million, and sales of backlight products and large-size LED and LCMs to Taiwanese customers at the Yangzhou facility increased by $1.1 million.  However, the increase in sales to Taiwanese customers was offset by a decrease of $4.7 million in sales to Hong Kong customers at the Dongguan facility.

Sales to domestic customers were $24.5 million for the nine months ended September 30, 2010, an increase of $12.8 million, or 109%, compared with $11.7 million for the same period of 2009.  The increase in domestic sales came mainly from the Dongguan facility.  Sales to newly developed domestic customers contributed $10.6 million and sales to existing customers contributed $2.2 million to the increase in sales revenue.

In terms of product mix, sales can be divided into five main categories:

	Nine Months Ended September 30,
	2010	2009
LED Backlights	23,683,000	15,405,000
CCFL Backlights	16,582,000	7,431,000
LCMs	5,608,000	5,209,000
Liquid Crystal Displays	1,696,000	188,000
LED General Lighting, Mini Note-books and Materials	1,009,000	1,426,000
Total	48,578,000	29,659,000

The Company’s product mix has continuously been changing in recent years given the trend that the proportion of LED sales is increasing while the proportion of CCFL product sales is decreasing.  For the nine months ended September 30, 2010, sales of LED products, including LED backlights, LED LCMs, LED general lights and LCDs, amounted to $31.4 million, representing 65% of total sales revenue, whereas sales of CCFL products, including CCFL backlights and CCFL LCMs, amounted to $17.2 million, representing 35% of total sales revenue.

Sales of LED backlight products totaled $23.7 million for the nine months ended September 30, 2010, an increase of $8.3 million, or 54%, compared with $15.4 million for the same period of 2009.  Sales of the newly introduced large-size LED backlight products contributed $8.0 million to the increase in sales revenue.  Sales of mid-size LED products increased by approximately $2.1 million.  However, sales of the small-size LED decreased by approximately $1.8 million, as the Company attempts to phase out some products with very low gross margin.

Sales of CCFL backlights totaled $16.6 million in the nine months ended September 30, 2010, representing an increase of $9.2 million, or 124%, compared with $7.4 million for the same period of 2009.  The significant increase was primarily caused by significantly enhanced sales of large-size CCFL backlights at the Wuhan and Yangzhou facilities due to increased downstream demand.

Sales of LCMs totaled $5.6 million in the first nine months of 2010, representing an increase of $0.4 million, or 8%, compared with $5.2 million for the same period of 2009. Sales of LED backlight LCMs was $5.0 million, representing an increase of $2.5 million, or 100%, compared with $2.5 million for the same period in 2009.  Sales of CCFL backlight LCMs was $0.6 million, representing decrease of $2.1 million, or 78%, compared with $2.7 million for the same period in 2009.

Sales of Liquid Crystal Displays (LCD) were $1.7 million for the nine months ended September 30, 2010, representing an increase of $1.5 million, compared with $0.2 million for the same period in 2009.

Sales of LED general lights decreased due to aggressive competition.  The Company terminated production for mini note-books due to excessive competition and low gross margins.

Cost of Sales

Since the basic materials for all products are similar, the Company discusses aggregate cost of sales for all products.  Cost of sales was $43.8 million for the first nine months of 2010, an increase of $16.1 million, or 58%, compared with $27.7 million for the first nine months of 2009.  The increase in cost of sales was primarily due to the increase in sales revenue, but the 58% increase in cost of sales was lower than the 64% increase in total revenue for the first nine months of the year.

Raw material costs were $38.0 million for the first nine months of 2010, an increase of $15.1 million, or 66%, compared with $22.9 million for the same period in 2009.  The increase in raw materials cost was mainly due to the increase in sales volume and changes in product mix.  The company increased production for new products that required more expensive raw materials than traditional products.  Raw material costs accounted for 87% of the total cost of sales for the first nine months of 2010, compared with 83% for the same period of 2009.  Raw material costs accounted for 78% of total revenue in the first nine months of 2010, compared with 77% in the first nine months of 2009.

Labor costs were $3.0 million for the first nine months of 2010, representing an increase of $0.6 million, or 25%, compared with $2.4 million for the same period in 2009.  The 25% increase in labor costs was much lower than the 58% increase in cost of sales as the Company has exercised more control over labor costs.  Labor costs accounted for 6% of total net revenue for the nine months of 2010, compared with 8% for the same period in 2009.

Production overhead was $2.7 million for the first nine month of 2010, an increase of $0.3 million, or 15%, compared with $2.4 million for the same period in 2009.  Production overhead includes depreciation of fixed assets and amortization of building improvements, water and electricity, repairs, and rent.  Due to the semi-variable nature of production overhead, the increase in production overhead is not directly associated with the increase in cost of sales.  Production overhead accounted for 6% and 8% of total sales revenue in the first nine months of 2010 and 2009, respectively.

Gross Margin

The overall gross margin for the nine months ended September 30, 2010 was 10%, a 3% increase from 7% for the same period in 2009.  The overall increase in gross margin was mainly attributable to the Company’s efforts on adjusting product mix.  The Company developed new products to replace products that had low or negative gross margins.  On the other hand, the Company introduced incentives to enhance the efficiency of production and reduce manufacturing costs.

Selling Expenses

Selling expenses were $2.0 million for the first nine months of 2010, an increase of approximately $0.3 million, or 18%, compared with $1.7 million for the same period of 2009.  Selling expenses consist mainly of salaries, commission, and transportation expenses.  During the first nine months year of 2010, commission, transportation expenses, and salary increased as a result of increased sales.

Selling expenses were approximately 4% and 6% of total sales revenue for the nine months ended September 30, 2010 and 2009, respectively.

Research and Development Costs

The net research and development costs were $725,000 for the first nine months of 2010, a decrease of $775,000, or 52%, compared with $1.5 million for the same period of 2009.  The decrease of net research and development costs was attributable to two reasons.  First, the Company reduced research and development activities when new developed products were put into production.  Second, the research and development costs were offset by a government subsidy of $516,000 for the TFT-LCD project in the second quarter of 2010 when this project was successfully completed.

Research and development costs were approximately 1% and 5% of total sales revenue for the nine months ended September 30, 2010 and 2009, respectively.

General and Administrative Expenses

General and administrative expenses were $2.8 million for the first nine months ended September 30, 2010, a decrease of $400,000, or 13%, compared with $3.2 million for the same period in 2009.  The major components of general and administrative expenses include payroll, share-based compensation, water and electricity, rent and professional services.  Amortization of share-based compensation decreased by $270,000 from $301,000 to $34,000 compared with the same period of the prior year.  Management’s efforts at reducing costs have led to decreases in nearly all kinds of expenses.

General and administrative expenses represent 6% and 11% of total sales revenue for the first nine months of 2010 and 2009, respectively.

Interest Expense

The net interest expense was $585,000 for the first nine months of 2010, representing an increase of $299,000 compared with $286,000 for the same period in 2009.  With continuous losses in operations, the Company had to seek more funds from bank loans to support its working capital demands.  Interest expense increased proportionally with the increase in bank loans.

Interest expense accounted for 1% of total sales revenue in the first nine months of 2010 and 2009, respectively.

Income Tax Provision

Income tax provision for the first nine months of 2010 was approximately $29,000, a decrease of $2,000, or 6%, compared with $31,000 for the same period in 2009.

Net Loss

Net loss was $1.4million for the first nine months of 2010, representing a decrease of $3.1 million in net loss compared to net loss of $4.5 million for the first nine months of 2009.  The decrease in net loss was mainly due to higher sales revenue and gross margins.

Losses per Share

The basic losses per share were $0.06 for the first nine months of 2010, representing a $0.13 decrease in losses per share compared with basic losses per share of $0.19 for the same period in 2009.  Losses per share decreased due to a decrease in net loss.

Liquidity and Capital Resources

As of September 30, 2010 and December 31, 2009, we had cash and cash equivalents of $5.2 million and $6.2 million, respectively, and working capital of approximately $4.2 million and $2.8 million, respectively.

Currently, the Company’s operations are financed mainly by debt financing, which included short-term and long-term bank loans and accounts payable.  As of September 30, 2010, the net balance of short-term bank loans was $4.7 million; and the net balance of long-term loans to replenish working capital was $419,000.  The Company does not have any further short-term bank facility readily available as of September 30, 2010.  The Company expects to be able to apply for additional loans when necessary by pledging as collateral its property and facility at Dongguan which has a net book value of $3.5 million.  The Company estimated that as of September 30, 2010, cash on hand is enough to meet day-to-day working capital requirements at the current operating level.  But if the plant under construction in Guangming is put in use in the near future, then the Company may need more fund as working capital to run the new production facility.  Based on the cash on hand, the used banking facility of $6.6 million, and potential borrowing ability by pledging Dongguang plants, management of the Company firmly believes that it has adequate financing ability to run operating activities for a year as of September 30, 2010.

The Company is now constructing a new manufacturing facility in the Guangming District of Shenzhen.  This construction was financed by a long-term bank loan.  The Company has acquired a bank facility of RMB100 million from China Development Bank.  As of September 30, 2010, RMB55 million of the facility has been used and there was still RMB45 million, equivalent to $6.7 million, available for future use.  The commitment to be paid on the construction of the new facility is $7.1 million.  There was a deficiency of $0.4 million between capital commitment and long-term bank facility available, which should be complemented by working capital.

For the nine months ended September 30, 2010, net cash used in operating activities was $3.3 million, representing a decrease of $5.6 million compared to $8.9 million of net cash used in operating activities for the same period in the prior year.  Among the $3.3 million of net cash used in operating activities in the first nine months of 2010, net loss used $1.3 million and non-cash items added back $0.9 million. Increase in accounts receivable and inventories occupied cash of $6.5 million; the Company typically provides longer credit terms to domestic customers than international customers; therefore, with an increase in the proportion of domestic sales, greater working capital became tied up in accounts receivable.  Increase in accounts payable contributed $4.2 million to the Company; the Company is currently relying on financing from suppliers, which carry potential risks to its future operations.

Net cash flow used in investing activities was $4.7 million for the nine months ended September 30, 2010, which was mainly investment in construction of the new manufacturing facility in the Guangming District of Shenzhen.

Net flow provided by financing activities was $7.0 million for the nine months ended September 30, 2010, which came mainly from long-term bank loans.

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

 As of September 30, 2010, the Company’s management including the CEO and controller concluded that there have been no material changes to the disclosure control and procedures previously discussed in Part II, Item 9A of the Company's Form 10-K for the year ended December 31, 2009. The Company’s management, including the CEO and controller, concluded that as of December 31, 2009 the Company's disclosure controls and procedures were not effective because of the material weaknesses described under “Management's Report on Internal Control over Financial Reporting.”  In light of the material weaknesses not significantly changed since December 31, 2009, the Company’s management concluded that its disclosure controls and procedures were not effective as of September 30, 2010.

 To address these material weaknesses, the Company performed additional analyses and other procedures to ensure that in all material respects, the Company’s financial position, the results of its operations and its cash flows for the period presented in this Form 10-Q, in conformity with the accounting principles generally accepted in the United States of America, “GAAP.”

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On March 26, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $5,000,000 of its common stock from the public market or in private purchases. The terms of the repurchase program permitted the Company to repurchase shares within twelve months and to repurchase shares at a pace at the discretion of management. During the three months ended September 30, 2010, no shares were repurchased in the market.  As of September 30, 2010, the shares repurchased were held under the name of a security firm and presented at line of treasury stock at cost on the balance sheet at September 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD

Dated: November 15, 2010	By:	/s/Yi Song
Yi Song
Chairman and Chief Executive Officer

Dated: November 15, 2010	By:	/s/ Li Jun Jiang
Li Jun Jiang
Controller