Form 10-K
period 2010-12-31
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2011-03-31
CIK 1158722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number 001-33112

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2010, based upon the closing price of the common stock as reported by the OTC Bulletin Board under the symbol “DGNG” on such date, was approximately $9.9 million.

22,072,000 shares of common stock outstanding as of March 30, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

The Company specializes in the design, production and distribution of Light Emitting Diode, “LED”, and Cold Cathode Fluorescent Lamp, “CCFL”, backlights for various Thin Film Transistor Liquid Crystal Displays, “TFT-LCD”, and Super-Twisted Nematic Liquid Crystal Display, “STN-LCD”, Twisted Nematic Liquid Crystal Display, “TN-LCD”, and Mono LCDs as well as the LED lighting, LED displays and LED TV sets, which are widely developed in production, taking together, these applications are referred to as “LCD” and “LED” applications. Those applications not only include color displays for cell phones, car televisions and navigation systems, digital cameras, televisions, computer displays, camcorders, PDAs and DVDs, CD and MP3/MP4 players, appliance display and the like, but also include indoor and outdoor lighting, home and office use with energy saving and environmental protections.

The Company conducts that business principally through the operations of Shenzhen Diguang Electronics Co., Ltd., based in Shenzhen, “Diguang Electronics”, along with its main backlight manufacturing operation in Dongguan, Guangdong Province of China, Dihao (Yangzhou) Co., Ltd., based in Yangzhou, “Dihao”, and Wuhan Diguang Electronics Co., Ltd, based in Wuhan, “Wuhan Diguang”. As of December 31, 2010, Diguang Electronics has approximately 1,139 full-time employees, which changes from time to time as needed; Diguang Electronics is headquartered in Shenzhen, China, with its backlight manufacturing operations in Dongguan, China. As of December 31, 2010, Dihao has approximately 147 full-time employees, which changes from time to time as needed. Dihao is a subsidiary of North Diamond, 65% of which was acquired by the Company on January 3, 2007. Wuhan Diguang was established as in-house facilities mainly for a Taiwan-based customer with the capacity to provide large inches TFT-LCD and it has approximately 406 employees as of December 31, 2010.

Dongguan Diguang Electronics Science and Technology Co., Ltd., “ Dongguan Diguang S&T”, was established under the laws of the People’s Republic of China in 2004 as the production base of Diguang Electronics. Dongguan Diguang completed its construction of Plant No. 1 and Dormitory Nos. 1 and 2 in 2005, which were subsequently rented to Diguang Electronics in 2005. The construction of Plant No. 3 and Dormitory No. 3 was completed in 2007 and the total acreage of the property is 67,176 m 2 . Dongguan Diguang has become a new manufacturing base for backlight, LED lighting R&D and production after it was acquired on December 30, 2007 and the expended space of the plant provides a vast opportunity to enlarge the production capacity for business expansion. Dongguan Diguang S&T started its own manufacturing activities since the second half year of 2008. As of December 31 2010, Dongguan Diguang has approximately 215 full-time employees.

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

In 2010, the Company generated revenues of $64.9 million, net loss of $4.2 million and cash flow used by operation of $1.3 million. The Company has been profitable and cash flow positive each year since 1999 to 2006, and 2007 to 2010 are the years it has recorded a loss.

The Company’s Industry

The backlight industry is closely associated with the consumer electronics industry. LCDs are used to present data and images in a wide variety of applications, ranging from cell phones to car navigation and entertainment systems to the larger displays used in flat panel televisions and computer monitors, including laptop computer screens.

LCD technology allows for a higher level of light output than other types of panel displays. It has become the mainstream technology in today’s display market with demand for such technology increasing by 10 to 15 percent per year. According to Displaybank, a reputable Korean based research firm, the global LCD display market is expected to grow to approximately $94 billion by 2010. This significant growth projection is being driven by an increase in the breadth of applications utilizing LCDs to take advantage of their increased brightness and clarity, the development of new LCD-related technologies and the growing use of LCDs in larger screen applications, e.g. television sets.

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

The Company now owns 100% of the issued and outstanding stock of Diguang Holdings. The Company owns its subsidiaries through Diguang Holdings which was established under the law of the British Virgin Islands on July 27, 2004 and holds equity interests in the following entities:

☐	Shenzhen Diguang Electronics Co., Ltd., a China based entity, “Diguang Electronics”;
☐	Well Planner Limited, a Hong Kong based entity, “Well Planner”;
☐	Diguang Science and Technology (HK) Limited, a British Virgin Islands based entity, “Diguang Technology”;
☐	North Diamond;
☐	Wuhan Diguang Electronics Co., Ltd. “Wuhan Diguang”;
☐	Dongguan Diguang Electronics Science and Technology Co. Ltd., “Dongguan Diguang S&T”; and
☐	Shenzhen Optimum Electronics Co., Ltd., “Shenzhen Optimum”

The address of the Company’s executive and administrative offices is 23rd Floor, Building A, Galaxy Century, No. 3069, Caitian Road, Futian District, Shenzhen, the PRC. The Company’s telephone number is 86-755-2655-3152.

As of March 17, 2006, Diguang Holdings was 100% owned by Sino Olympics, a British Virgin Island company owned by Yi Song and Hong Song, two of the Company’s directors and officers. On March 17, 2006, in a private transaction completed just prior to the Share Exchange, five accredited investors acquired a total of 876,941, 6.85%, of Diguang Holding’s shares from Sino Olympics for $5,000,000, approximately $5.70 per share. Those five shareholders and Sino Olympics were the only shareholders of Diguang Holdings at the date of the Share Exchange.

Diguang Electronics is the principal operating subsidiary of Diguang. Diguang Electronics was established as an equity joint venture in Shenzhen under the laws of the People’s Republic of China on January 9, 1996 with an operating life of 20 years starting on that date. As of December 31, 2006, its registered capital was RMB 85 million, equivalent to approximately $10,573,615. Diguang Electronics designs, develops and manufactures LED and CCFL backlight units. These backlight units are essential components used in illuminating display panels such as TFT-LCD and color STN-LCD panels. These display panels are used in products such as mobile phones, PDAs, digital cameras, liquid crystal computer or television displays and other household and industrial electronic devices. Diguang Electronics’ customers are located in both China and overseas. Diguang Electronics’ address is 23rd Floor, Building A, Galaxy Century, No. 3069, Caitian Road, Futian District, Shenzhen, the PRC.

Well Planner was established under the laws of Hong Kong, Special Administrative Region on April 20, 2001. Originally owned by Yi Song and Hong Song, it is now a wholly-owned subsidiary of Diguang. Well Planner’s principal business is custom forwarding related to export and import activities conducted by Diguang Electronics for a service fee based on a service agreement, pursuant to which service fees should not be less than 2% of the goods Well Planner has sold. Well Planner mainly sells to Diguang Technology and has minimal sales to third-party customers. Well Planner mainly sells to Diguang Technology and has smaller sales to third-party customers since 2008. Well Planner’s address is 10/F, 579 Nathan Road, Mongkok, Kowloon, Hong Kong SAR.

Diguang Technology was established under the laws of British Virgin Islands on August 28, 2003. Originally owned by Yi Song and Hong Song, it is now a wholly-owned subsidiary of Diguang. The predecessor of Diguang Technology was an unlimited liability Hong Kong company named Diguang Electronics (Hong Kong) Co., which was established on October 12, 1998, also owned by Yi Song and Hong Song. Diguang Electronics (HK) handles all sales to international customers and procurements of electronic components and materials for Diguang Electronics. On October 31, 2003, all of the substantial business operations of Diguang Electronics (HK) were transferred to Cheer Top Capital Limited, a British Virgin Islands company owned by the Songs to base those operations in the British Virgin Islands. In June 2004 the name was changed to Diguang Science and Technology (HK) Limited. Diguang Technology’s address is Commonwealth Trust Limited, Drake Chambers, Tortola, British Virgin Islands.

Under a reorganization agreement entered on June 15, 2005, the owners of Diguang’s subsidiaries transferred their 100% equity interest in the above three entities to Diguang Holdings in exchange for a 100% equity interest in Diguang Holdings. Being a receiving entity under common control, Diguang Holdings recorded all the assets and liabilities transferred at their carrying amounts in the accounts of the three respective entities at the date of transfer under the guidance of SFAS No. 141, Appendix D. The effective date for this reorganization was June 30, 2005. As a result of the reorganization, Diguang Holdings became the 100% owner of Diguang’s subsidiaries, and the consolidated financial statements of Diguang Holdings and Diguang Holdings’ subsidiaries became Diguang Holdings’ historical financial statements.

Diguang Holdings acquired 65% interest of North Diamond since January 3, 2007. North Diamond is a holding company of Dihao (Yangzhou) Co ., Ltd., “ Dihao” , an operating entity, which is registered in the Yangzhou City Development Zone, Jiangsu Province, China. Dihao conducts business activities of developing, manufacturing and marketing backlight products for large size electronic display devices and provides relevant technical services in China.

Diguang Electronics and Diguang Holdings jointly set up Wuhan Diguang in Wuhan, Hubei Province, China, with a registered capital of $1 million, of which 70% was infused by Diguang Electronics and the remaining 30% by Diguang Holdings. Wuhan Diguang was established on March 13, 2007 and its business license issued by Wuhan Municipal Administrative Bureau for Industry and Commerce is valid for 20 years expiring on March 12, 2027. Wuhan Diguang manufactures and sells LED and CCFL backlight units in Central South region of China. Wuhan Diguang started operation on July 1, 2007.

On December 29, 2007, Diguang Holdings acquired 100% interest in Dongguan Diguang S&T. On January 1, 2008, Diguang Holdings assigned 70% of interest in Dongguan Diguang S&T to Diguang Electronics. Dongguan Diguang S&T was established under the laws of the People’s Republic of China on February 16, 2004 and has been used by Diguang Electronics as the production base since its inception. Dongguan Diguang S&T started its own manufacturing activities since 2008.

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

Historically, the capital expenditures have included the purchase of production equipment, office equipment and leasehold improvements, all within the PRC. In connection with the expansion and ramp-up of the Company’s PRC production capability and capacity, Diguang paid capital expenditures in cash of $2.61 million, $0.16 million and $4.8 million in 2008, 2009 and 2010, respectively. The Company depreciates its production equipment and office equipment on a straight-line basis over an estimated useful life of five to ten years, and land usage right and plant and buildings over 20 to 50 years.

The Company is constructing a manufacturing facility for production of large size LED products with a total capital commitment of $10.5 million. Please refer to Note 5 ─ Construction in process to Financial Statements.

Description of the Amended and Restated Share Exchange Agreement

The transactions contemplated by the Amended and Restated Share Exchange Agreement dated as of March 17, 2006 to acquire Diguang Holdings closed on March 17, 2006. As a result, Diguang Holdings became the Company’s wholly-owned subsidiary. The Company had previously changed its name from Online Processing, Inc. to Diguang International Development Co., Ltd., “Diguang” or the “Company” or “we” or “our”. Pursuant to the name change, the Company has a new OTCBB trading symbol, DGNG, which it disclosed in a Form 8-KA filed on March 6, 2006.

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

The parties modified the Share Exchange Agreement to provide for the assumption of an option plan adopted by Diguang Holdings prior to the closing of the Share Exchange. No option issued by the Company has been exercised and total outstanding options amounted to 1,131,917 shares as of December 31, 2010. As the limit on the total options to be issued remains at 1,500,000 shares, under the assumed plan approximately 368,083 shares remain available for future issuances.

In the Share Exchange, the Company acquired all of Diguang Holdings’ issued and outstanding shares of common stock in exchange for 18,250,000 shares of its common stock. As a result of a 3 for 5 reverse stock split and cancellation of 4,967,940 shares and the issuance of 2,400,000 shares in the Offering, the Company now has 22,593,000 shares of common stock issued.

In accordance with the Share Exchange Agreement, the Company’s shareholders will be granted certain incentive shares if the Company meets certain financial performance criteria. The incentive shares and financial performance criteria are as follows:

	Total Incentive Shares	2007	2008	2009
Sino Olympics Industries Limited	6,000,000	1,500,000	2,000,000	2,000,000
After-tax Profit Target (in million) (1)		$22.8	$31.9	$43.1

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

	Years Ended December 31,
	2008	2009	2010
Sales to China domestic customers	$15,002,027	$17,785,350	$26,124,418
Sales to overseas customers	40,428,654	26,289,899	38,802,668

	$55,430,680	$44,075,249	$64,927,086

Financial Information about Geographic Areas

During 2008, 2009 and 2010 the Company derived $15,002,027, $17,785,350 and $26,124,418 respectively, of its revenues from customers in China, excluding Hong Kong and Taiwan, the domicile of the Company’s four principal operating subsidiaries, Diguang Electronics, Dihao, Wuhan Diguang and Dongguan Diguang.

Revenues from customers outside of China for 2008, 2009 and 2010 totaled $40,428,654, $26,289,899 and $38,802,668 respectively. The Company attributes sales to individual foreign countries based on the destination to which it ships the products.

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

It is not clear to the Company whether its three-year geographic financial information is indicative of its current or future operations, particularly with regard to the Company’s sources of revenues. Several factors make it difficult to tell whether the Company will derive more or less of its revenues from countries other than China going forward. This includes the Company’s growth, the anticipated rapid rate of growth of businesses in China that make products incorporating the Company’s backlight products and its development of larger backlights. However, the Company does not anticipate a material effect on its business if a shift in the geographic distribution of its sales occurs.

Narrative Description of Business

Prior to acquiring Diguang Holdings, the Company had not had any operations since March 2003. As a result of the Share Exchange, the operations of Diguang Holdings’ subsidiaries became the Company’s principal operations, and therefore all of the information provided below relates to the operations of Diguang Holdings’ subsidiaries.

The Company specializes in the design, production and distribution of small to medium-sized Light Emitting Diode and Cold Cathode Fluorescent Lamp backlights for various Thin Film Transistor Liquid Crystal Displays, “TFT-LCD”, and Super-Twisted Nematic Liquid Crystal Display, “STN-LCD”, Twisted Nematic Liquid Crystal Display, “TN-LCD”, and Mono LCDs as well as the LED lighting, LED displays and Notebook, which are widely developing in the production, taken together, these applications are referred to as “LCD” applications. Those applications not only include color displays for cell phones, car televisions and navigation systems, digital cameras, televisions, computer displays, camcorders, PDAs and DVDs, CD and MP3/MP4 players, appliance displays and the like, but also include the indoor and outdoor lighting, the home and office use with the energy saving and environmental protections. The Company conducts that business principally through the operations of facilities in Dongguan, Wuhan and Yangzhou.

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

The Company achieved some success in expanding its customer base and its geographic markets during 2010. Sales to the Company’s largest customer generated 17.28% of its revenues for 2010 compared with 11.18% in 2009. Sales to the Company’s three largest customers accounted to 17.28%, 11.19%, and 9.84% of total revenue in 2010 and 11.18%, 7.86% and 6.62% in 2009. The Company is continuing its efforts to diversify and broaden its customer base to become less reliant on these customers, including the development of new products, such as backlights for flat panel televisions.

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

Diguang Electronics caters to the global demand for backlight products on the basis of quality, cost and order fulfillment time. Diguang Electronics’ focus on product quality includes the use of quality materials obtained from selected international suppliers, and thorough quality control inspection of raw materials in production and finished products. Diguang Electronics also strives to offer its products at a lower cost than most competitors. This is made possible through Diguang Electronics’ skilled labor force with a relative lower labor cost level after the enactment and effectiveness of the new labor law in China on April 1, 2008. Existing economies of scale also contribute to keeping costs low. Diguang Electronics also has the ability to deliver its initial run of products within 15 to 30 days from the time an order is placed, while many of its competitors may require more time. This rapid fulfillment capability is possible because of Diguang Electronics’ large and skilled product development team, and it provides an important advantage to Diguang Electronics in this competitive market.

Diguang Electronics’ commitment to quality is evidenced by its receipt in 1999 of ISO9002 certification from Shenzhen Quality Certification Centre; its receipt in 2002 of QS9000 certification from Moody International Certification, ISO9001 certification from the TUVCERT Certification Body in 2005, and the certification of ISO/TS16949 in 2006. These certifications signify that Diguang Electronics has established and adheres to high quality standards in the conduct of its product design and manufacturing operations.

As a full-service manufacturer of CCFL, LED backlights for LCDs, Diguang Electronics works with its customers to design the proper backlight to meet the customers’ specifications for a particular product and application. Nearly all of Diguang Electronics’ products are customized in terms of customers’ specific applications. Diguang Electronics currently co-develops 30-50 new products with customers each month. Diguang Electronics has developed or co-developed more than 2,600 different products and over 2300 sets of molds for LED/CCFL backlights meeting different customer specifications to date and has put more than 2,000 LED/CCFL products meeting unique customer specifications into mass production. Diguang Electronics typically does not receive direct payments from customers to develop products, but includes such costs of developing products to meet customers’ specification in current period expenses and takes consideration of the costs in its pricing with the customers.

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

The Company’s business is subject to slight seasonal fluctuation. Many products that incorporate its backlights are popular household electronic consumer goods such as home entertainment equipment and cellular phones, which enjoy a higher rate of retail sales in the fourth calendar quarter compared with other times of the year. However, the varying lead times associated with those products and the inclusion of many product lines that are not seasonal in nature, such as home appliances and office equipment, limit the seasonal nature of the Company’s business. Overall, the Company does not consider its business to vary from quarter to quarter that would justify it as a seasonal business.

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

The principal raw materials used in a LED backlight consist of LED chips, SMD, reflectors, brightness enhancing films, silica gels and plastics, PMMA or PC etc. Those materials are available from numerous suppliers, most of them based in Asia, such as Nanjing Longguang Electronics Co. Ltd., HI SPEED Company, Toryota, Nicha, Kimoto, Hong Kong Panac Company, Global Trading Company and Advanced OPTO Company, etc. The Company purchased its raw materials from over 20 suppliers in Asia and from two United States based companies, 3M and Cree. The Company follows a practice of obtaining each of its raw materials from multiple suppliers as a means of ensuring supply, protecting against fluctuations in price, whether producer or currency related, and making certain that the Company’s quality standards are consistently met.

Significant Recent Events

Credit facilities provided by banks

1. Short term bank loans

Diguang Electronics has acquired bank loan facilities of RMB30 million, equivalent to $4.6 million as of December 31, 2010, from Shenzhen Ping’an Bank. The RMB30 million bank loan facility was pledged by buildings in Dongguan Diguang S&T with a net book value of $3.7 million.

As of December 31, 2010, the Company fully used the RMB30 million bank facilities and borrowed RMB30 million, equivalent to $4,545,455, from Shenzhen Ping’an Bank with a prevailing annual rate of 5.47%. All of these bank loans will fall due in the first half year of 2011, among which, $1.5 million, $1.1 million, and $2.0 million will fall due on June 6, May 30, and May 13, 2011, respectively.

2. Fully guaranteed import financing loans

In addition to the abovementioned RMB30 million bank loan facilities, Diguang Electronics also received pledged import financing loans from Shenzhen Ping’an Bank. The import financing loans were nominated in US Dollars and were fully guaranteed by equivalent deposit of cash in RMB. The Company entered into such loan agreements to earn some interest income since there were different interest rates for US Dollars and RMB.

As of December 31, 2010, the Company pledged RMB20.5 million, equivalent to $3.1 million, for $2,996,989 loans from Shenzhen Ping’an Bank under the import financing agreements. As of January 12, 2011, the Company repaid the loans and received pledged deposit of cash at the maturity of loans.

3. Long term loan received by Diguang Electronics

On November 10, 2009, Diguang Electronics entered into a 5 year, long-term loan agreement with China Development Bank Co., Ltd. to borrow RMB100 million for the construction of the new facility located in the Guangming District of Shenzhen City. On December 30, 2009, Diguang Electronics paid RMB3 million to China Development Bank as 5 year guarantee expense for the RMB100 million bank facilities, upon which the bank facilities formally became effective.

The RMB100 million banking facilities are secured by the followings: (1) two joint and several personal guarantees from Mr. Yi Song and Mr. Hong Song, both are directors of the Company; (2) collateral placed on the office space owned by Diguang Electronics with a carrying amount of $2.3 million; and (3) collateral placed on the land use rights of the land on which the new manufacturing facility was located, which has a carrying amount of $2.4 million.

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

The Company has spent $1.6 million, $3.1 million and $1.4 million for the years ended 2008, 2009 and 2010 respectively on research and development efforts to improve existing products and processes and to develop new products, not including the expenses to develop particular backlight products utilizing existing technology to meet customer specifications for products.

The Company’s major manufacturing processes are “dry,” meaning that they do not involve significant quantities of solvents, plating solutions or other types of materials that lead to the generation of large amounts of hazardous wastes, process wastewater discharges or air pollutant emissions. The Company has moved into its state-of-the-art manufacturing facility in Dongguan in 2005, and is now constructing a new manufacturing facility in Guangming District of Shenzhen City. But environment-related costs are not expected to be a material portion of the costs of constructing that facility, given the nature of the Company’s processes.

Customers

The Company’s customer base consists of many large and medium sized companies. Sales to the Company’s largest customer generated 17.28% of its revenues for 2010 compared with 11.18% in 2009. Sales to the Company’s three largest customers accounted to 17.28%, 11.19%, and 9.84% of total revenue in 2010 and 11.18%, 7.86% and 6.62% in 2009. As a result, the loss of one or more of the Company’s top customers or a significant decrease in the volume of business that the Company does with those customers would have a material adverse effect on its business. To help protect against that risk, the Company continually seeks to diversify its customer base, in particular by expanding its international sales efforts. The Company also expects to introduce new backlight technologies for a variety of applications that will help expand and diversify its customer base.

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

As with most other products, competitive advantages in backlights derive from a favorable combination of price, quality and customer service. The Company believes that it is well-positioned to compete effectively in all three of those areas. The Company has an output capacity of 200,000-300,000 small and medium units per day depending on size of products. In addition, China’s well-known labor cost advantages relative to Japan, Korea and Taiwan have enabled the Company to put price pressure on its foreign rivals, thereby helping the Company to gain market share while maintaining certain margins. The Company currently expects that growth to continue. However, as more of the world’s backlight productions shift to China, the Company’s comparative advantage of lower costs comparing to other Asian countries will diminish.

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

Intellectual Property

Diguang Electronics owns 49 current patents. The patent transfer agreement for seven unexpired Chinese is in the process of being drafted as the Company is discussing with Mr. Yi Song, the owner of the patents and Diguang’s Chairman and CEO, whether or not any consideration, either cash or stock or both, would be paid for the contemplated patents transfer. However, prior to the completed patent transfer, Yi Song by way of a written license allowed Diguang Electronics to use his backlight patents free of charge until the relevant patents have been transferred to Diguang Electronics. Although two of these patents expired in March 2008 and October 2009 and three expired in May 2010, January 2011 and March 2011, respectively, the Company strengthened its intellectual property development and the number of patents have increased due to this patent transfer.

These patents include:

	Patent Name	Patent Number	Holder	Effective date of Patents	Expiry date of Patents
1	Efficiency Fluorescent Lamp of New Model	ZL 200320130305.1	Diguang Electronics	23/12/2003	22/12/2013
Efficiency Photosensitive Sensor for Graphic Consent
2	LED Grouping with Parallel Connected Backlight Modules for Big Sized TFT-LCD TV	ZL200620120892.X	Diguang Electronics	11/07/2006	11/07/2016
3	Backlight Modules with LED Reflect Concave	ZL200620120893.4	Diguang Electronics	11/07/2006	11/07/2016
4	arrayed LED backlight modules with direct type	ZL200620120894.9	Diguang Electronics	11/07/2006	11/07/2016
5	Inserted CCFL Backlight Module	ZL200620139418.1	Diguang Electronics	30/12/2006	30/12/2016
6	LED backlight module with adiabatic euphotic material radiator system	ZL200720005429.5	Diguang Electronics	23/04/2007	23/04/2017
7	Backlight Module with Wedge-docking LGP	ZL200710102016.3	Diguang Electronics	30/04/2007	30/04/2017

8	Side Lighting Backlight with Integrated Light Guide Plate and Braced Frame	ZL200720156070.1	Diguang Electronics	26/07/2007	26/07/2017
9	LED Lightings (Streetlight)	ZL200720126525.5	Diguang Electronics	08/08/2007	08/08/2017
10	Lightings and Lamps	ZL200720001219.9	Diguang Electronics	09/01/2007	09/01/2017
11	Lightings and Lamps	ZL200720177852.3	Diguang Electronics	12/10/2007	12/10/2017
12	LED Light with Function of Landscape Lighting	ZL200820131088.0	Diguang Electronics	02/09/2008	02/09/2018
13	PCB Structure of Downward-Type LED Backlight Module	ZL200820117364.8	Diguang Electronics	23/06/2008	23/06/2018
14	Slim Type Integrated TFT-LCD Display	ZL200820124984.4	Diguang Electronics	31/07/2008	31/07/2018
15	Strip Shape LED PCB and LED Light Source Structure	ZL200820133517.8	Diguang Electronics	29/08/2008	29/08/2018
16	Edge-lit Uniform and High-brightness Backlight	ZL200920260958.9	Diguang Electronics	01/12/2009	01/12/2019
17	Rainbow Display Device and LCD Display	ZL200920129593.6	Diguang Electronics	20/01/2009	20/01/2019
18	Ultra-thin Display(A1903)	ZL200930204799.6	Diguang Electronics	02/09/2009	02/09/2019
19	Ultra-thin Display(A1901)	ZL200930204800.5	Diguang Electronics	02/09/2009	02/09/2019
20	Ultra-thin Display(A1902)	ZL200930209322.7	Diguang Electronics	02/09/2009	02/09/2019
21	Double Screen Display	ZL200920135540.5	Diguang Electronics	13/03/2009	13/03/2019
22	Double Screen Notebook	ZL200920135543.9	Diguang Electronics	13/03/2009	13/03/2019
23	LED Sensor Light (Type A)	200930001801.X	Diguang Electronics	07/01/2009	07/01/2019
24	LED Sensor Light (Type C )	200930001802.4	Diguang Electronics	07/01/2009	07/01/2019

25	LED Sensor Light (Type B )	ZL200930001803.9	Diguang Electronics	07/01/2009	07/01/2019
26	Video-controlled Dynamic LED Backlight Components	ZL200920149307.2	Diguang Electronics	08/04/2009	08/04/2019
27	Thin Liquid Crystal Display Device with Double-layer Panel	ZL200920204504.X	Diguang Electronics	27/08/2009	27/08/2019
28	High-brightness and Uniform LED Light	ZL200920260173.1	Diguang Electronics	09/11/2009	09/11/2019
29	High-brightness LED Light	ZL200920205989.4	Diguang Electronics	19/10/2009	19/10/2019
30	Ultra-thin LED Panel light	ZL200920260338.5	Diguang Electronics	11/11/2009	11/11/2019
31	Ultra Slim LCD Device Which Dissipates Heat Efficiently	ZL200920132753.2	Diguang Electronics	12/06/2009	12/06/2019
32	LED Light	ZL200930331026.4	Diguang Electronics	25/12/2009	25/12/2019
33	Down-straight High-brightness Ultra-thin Liquid Crystal Display Device	ZL200920262199.X	Diguang Electronics	28/12/2009	28/12/2019
34	Down-straight Ultra-thin Liquid Crystal Display Device	ZL201020056545.1	Diguang Electronics	14/01/2010	14/01/2020
35	Liquid Crystal Display Device	ZL201030046150.9	Diguang Electronics	15/01/2010	15/01/2020
36	the front panel of liquid crystal display and liquid crystal display device	ZL201020208266.2	Diguang Electronics	28/05/2010	28/05/2020
37	LED Backlight Device, Liquid Crystal Displays and DisplayTerminal	ZL201020283893.2	Diguang Electronics	06/08/2010	06/08/2020
38	Backlight modules, LCD Modules and LCD Display Devices	ZL201020242053.1	Diguang Electronics	28/06/2010	28/06/2020
39	Separated-Show Thin Liquid Crystal Display Device	ZL201020263283.6	Diguang Electronics	19/07/2010	19/07/2020

40	LED light	ZL201020125762.1	Diguang Electronics	08/03/2010	08/03/2020
41	Down-straight Ultra-thin LED Backlight Module	ZL201020117402.7	Diguang Electronics	10/02/2010	10/02/2020
42	Backlight Module and Liquid Crystal Display Device	ZL201020524903.7	Diguang Electronics	10/09/2010	10/09/2020
43	Direct Type Backlight	ZL200510090917.6	Diguang Electronics	19/08/2005	19/08/2025
44	LED Light Source Product	ZL200510103516.X	Diguang Electronics	19/09/2005	19/09/2025
45	Video Controlled LED Backlight and Its Controlling Calculation	ZL200610090989.5	Diguang Electronics	06/07/2006	06/07/2026
46	TFT-LCD Use LED Backlight Module	ZL200610127036.1	Diguang Electronics	21/09/2006	21/09/2026
47	LED Dynamic Backlight Control Circuit	ZL200610150425.6	Diguang Electronics	27/10/2006	27/10/2026
48	LED Dynamic Backlight Control Calculation Method	ZL200610170237.X	Diguang Electronics	21/12/2006	21/12/2026
49	LED Light Source System with Heat Conduction and Heat Dissipation System	ZL200810084833.5	Diguang Electronics	27/03/2008	27/03/2028
50	Efficiency Uniform Backlight of Front Backlight and White Backlight radiation	ZL 01 2 71009.1	Yi Song	19/11/2001	18/11/2011
51	Improved Uniform and Luminous Side Backlight Device with High Efficiency	ZL 090220868	Yi Song	30/11/2001	29/11/2011
52	Advanced Efficiency Backlight of Side radiation	ZL 01 2 19472.7	Yi Song	13/04/2001	12/04/2011
53	Efficiency Uniform Illuminance Equipment	ZL 02 2 05116.3	Yi Song	10/02/2002	9/02/2012
54	High Efficiency of Light Source for Planar Fluorescent Lamp	ZL 200420006645.8	Yi Song	11/03/2004	10/03/2014
55	High-Efficient Flat Fluorescent Light Source	ZL200420006645.8	Yi Song	11/3/2004	11/3/2014
56	LED Optic Display	ZL200410074672.3	Yi Song	13/09/2004	13/09/2024

Almost all of the Company’s products incorporate technology from one or more of the above patents. As these patents expire, the technology that they represent will become available to other backlight manufacturers. The expiration of eight patents in 2008, 2009, 2010 and 2011 did not have a material adverse impact on the Company’s operation results. However, the pace of change in this field will generally mean that the technology represented by the expired patents is out-of-date. The Company’s efforts will remain directed toward the development of new patents for leading-edge technologies that will help the Company to maintain its technological advantage. The Company also intends to patent its new inventions both in China and internationally, and it continues to work closely with leading Chinese universities and research institutions in the development of such technology.

Management is not aware of any current or previous infringement of the existing patents. If any infringement occurs, management will vigorously prosecute actions to halt the infringement and recover damages if the value of the patent is judged at the time to be sufficient to justify that effort.

DOING BUSINESS IN CHINA

CHINESE LEGAL SYSTEM

The practical effect of the Chinese legal system on the Company’s business operations in China can be viewed from two separate considerations. First, as a matter of substantive law, the Foreign Invested Enterprise Laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not different from the general corporation laws of the several provinces. Similarly, the Chinese accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles. The Chinese accounting laws require that an annual “statutory audit” be performed in accordance with Chinese accounting standards and that the books of account of Foreign Invested Enterprises be maintained in accordance with Chinese accounting laws. Article 14 of the People’s Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities. Otherwise there is risk that its business license will be revoked.

Second, while the enforcement of substantive rights may appear less clear than those in the United States, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business dispute resolution. Because the terms of the Company’s various Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises will be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in the Company’s joint venture companies will not assume any advantageous position regarding such disputes. Any award rendered by this arbitration tribunal is, by the terms of the various Articles of Association, enforceable in accordance with the “United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958).” Therefore, although no assurances can be given, the Chinese legal infrastructure, while different from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

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

Risks Related to the Company’s Business

The Company expects to continue to incur operating losses that may endanger its viability as a going concern.

The Company has incurred consecutive losses for four years since 2007. Currently, the Company’s operations are funded by debt financing. And, as of December 31, 2010 the available working capital dropped to negative $1.8 million, which means there may not be adequate working capital to meet the Company’s operating needs in 2011. Consequently, the Company may need to apply for new loans as soon as possible. However, as the PRC government is tightening the bank lending policy in China, the Company may not be able to secure future loans in order to finance its operations. The Company’s continuing losses, among other things, have caused its independent registered public accounting firm to add an explanatory paragraph in its audit report on the 2010 financial statements indicating that there is substantial doubt about the Company’s ability to continue as a going concern. Although the Company is focused on returning to profit, there can be no reasonable assurance that such efforts will result in predictable and scalable sources of revenue.

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

If Organic Light Emitting Diode technology matures, it may lessen the demand for LCDs and LED/CCFL Backlights, which could reduce the Company’s revenues and profits.

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

A significant portion of the Company’s revenue is generated from a small number of customers. 38.30% of the total revenue was generated from top three customers in the year ended December 31, 2010. Roughly 17.28% of the total revenue comes from one largest customer. Under present conditions, the loss of any of these customers, or a significant reduction in the Company’s level of sales to any or all of them, could have a material adverse effect on the Company’s business and operating results.

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

The Company extends credit to its customers based on assessments of their financial circumstances, generally without requiring collateral. As of December 31, 2010, the Company’s accounts receivable, after deducting an allowance for bad debts, was $14.1 million. The Company’s overseas customers may be subject to economic cycles and conditions different from those of its domestic customers. The Company may also be unable to obtain satisfactory credit information or adequately secure the credit risk for some of these overseas customers. The extension of credit presents an exposure to risk of uncollected receivables. Additionally, the Company may not realize from receivables denominated in a foreign currency the anticipated amounts in United States dollar terms due to fluctuations in currency values. The Company’s inability to collect on these accounts may reduce on the Company’s immediate and long term liquidity.

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

The Company operates in the consumer electronics industry, which is characterized by rapid change. New technologies are appearing with increasing frequency to supplant existing technologies. In order to capture increased market share, manufacturers are adopting a shorter product life cycle from a cosmetic, if not functional, standpoint, but those cosmetic changes generally have a direct effect on the backlight products that the new designs incorporate. Technological advances, the introduction of new products, new designs and new manufacturing techniques could render the Company’s inventory obsolete, or it could shift demand into areas where the Company is not currently engaged. If the Company fails to adapt to those changing conditions in a timely and efficient manner, its revenues and profits would likely decline. To remain competitive, the Company must continue to incur significant costs in product development, equipment and facilities and to make capital investment. These costs may increase, resulting in greater fixed costs and operating expenses. As a result, the Company could be required to expend substantial funds for and commit significant resources to the following:

☐	research and development activities on existing and potential product solutions;

☐	additional engineering and other technical personnel;

☐	advanced design, production and test equipment;

☐	manufacturing services that meet changing customer needs;

☐	technological changes in manufacturing processes; and

☐	expansion of manufacturing capacity.

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

The Company has increased the number of its manufacturing and design programs and intends to expand further the number and diversity of its programs. The number of locations where the Company manufactures may also increase. The Company’s ability to manage its planned growth effectively will require the Company to:

☐	enhance quality, operational, financial and management systems;

☐	expand facilities and equipment; and

☐	successfully hire, train and motivate additional employees, including the technical personnel necessary to operate the Company’s production facilities.

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

Mr. Yi Song, the Company’s Chief Executive Officer, and Mr. Song Hong, Vice President, control approximately 69 % of the Company’s outstanding common shares and may have conflict of interest with the Company’s minority shareholders.

Mr. Yi Song, the Company’s Chief Executive Officer, and Mr. Song Hong, Vice President, beneficially own approximately 69% of the outstanding shares of the Company’s common stock. As a result of being the majority shareholder, for transactions that require shareholders approval, he has control over decisions to enter into any of them, which could result in the approval of transactions that might not maximize shareholders’ value, and has the ability to prevent entry into any of them. In addition, he can control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock. The interests of Mr. Yi Song may at times conflict with the interests of the Company’s other shareholders.

The Company may be subject to fines and legal sanctions imposed by State Administration of Foreign Exchange(SAFE) or other Chinese government authorities if it or its Chinese directors or employees fail to comply with recent Chinese regulations relating to employee share options or shares granted by offshore listed companies to Chinese domestic individuals.

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

The value of the Renminbi, the main currency used in China, fluctuates and is affected by, among other things, changes in China’s political and economic conditions. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate had remained stable over the past several years. However, Chinese Government recently adopted a floating rate with respect to the value of Renminbi against foreign currencies, with a 0.3% fluctuation. As a result, the exchange rate was increased to RMB6.62 against the dollar at December 31, 2010, accounting for a 3% increase of Renminbi within one year. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various effects on the Company’s business, which include making its products more expensive relative to those of its competitors than has been true in the past, or increasing the Company’s profitability when stated in dollar terms. It is not possible to predict if the net effects of the appreciation of the Renminbi, if it occurred, would be positive or negative for the Company’s business.

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

Diguang Electronics is registered in Shenzhen and was subject to a favorable income tax rate of 15% compared to a statutory income tax rate of 33%, 30% for the central government and 3% for the local government. Diguang Electronics has been deemed a high-tech company by Shenzhen Bureau of Science, Technology & Information. Diguang Electronics was subject to an income tax rate of 15% since January 1, 2007 according to the old tax law. A newly enacted enterprise income tax law, “EIT Law”, was effective January 1, 2008. The EIT Law imposes a unified EIT of 25% on all domestic-invested enterprises and foreign invested enterprises unless these foreign investment enterprises qualify under certain grand-father rules. For enterprises like Diguang Electronics which were taxed under the privileged preferential income tax rate of 15% under the old tax law, the applicable income tax rate should transit to 25% in 5 years, that is, 18% in the year ended December 31, 2008, 20%, 22%, 24% and 25% in the following four years ending December 31, 2009, 2010, 2011 and 2012, and 25% thereafter. So the applicable income tax rate for Diguang Electronics is 22% for the year ended December 31, 2010.

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

The Company may not raise funds in the equity market for future expansion.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTY

Neither the Company, Diguang Holdings, Well Planner, nor Diguang Technology owns or leases any property. The Company’s indirect subsidiary, Diguang Electronics, was headquartered in Shenzhen, China. Diguang Electronics acquired an office space of 1,220 square meters which has a net book value of RMB 15,166,276, or approximately equivalent to $2.3 million. Diguang Electronics also acquired a land with land usage right of 34,930 square meters in Shenzhen, which has a net book value of RMB 16,043,201, or approximately equivalent to $2.4 million; Diguang Electronics is now constructing a new manufacturing facility on the land, the total budgeted capital investment for this facility is estimated to be $10.5 million and cost already incurred was $8.1 million as of December 31, 2010.

Dongguan Diguang S&T owned property with a net book value of RMB 47,326,262, or approximately equivalent to $7.2 million, which was used as a production base both for Diguang Electronics and Dongguan Diguang S&T.

On September 10, 2008, Wuhan Diguang entered into a lease agreement with Hannstar-TPV Display (Wuhan) Corp. to rent machinery from Hannstar-TPV Display (Wuhan) Corp; according to the lease agreement, the annual rental was RMB800,000, or approximately $117,259, for the period from October 2008 to December 2013.

Wuhan Diguang also entered into a lease agreement with Wuhan Jabao Composite materials Co., Ltd. to rent warehouse at RMB41,666, or approximately $6,313, per month from March of 2010 to the month of 2012. Wuhan Diguang also entered into a lease agreement with Wuhan Jinchen Industrial CO., LTD. to rent warehouse at RMB22,404, or approximately $3,395, per month from March of 2010 to the month of 2012.

Future minimum payments required under the lease agreement with Hannstar-TPV Display (Wuhan) Corp. ,Wuhan TPV , and Jinchen that has an initial or a remaining lease term in excess of one year at December 31, 2010 are as follows:

Year Ended December 31,	Amount
2011	$234,000

2012	$146,000

2013	$117,000

Dihao entered into a lease agreement with Transcend Optronics (Yangzhou) Co, Ltd. to rent the factory at a rental of RMB 120,882, or approximately $18,316 per month started from October 2009.

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

PERIOD	HIGH BID	LOW BID
FISCAL 2009
First Quarter	$0.28	$0.06
Second Quarter	$0.60	$0.16
Third Quarter	$0.60	$0.30
Fourth Quarter	$0.40	$0.24

FISCAL 2010
First Quarter	$0.55	$0.27
Second Quarter	$0.58	$0.25
Third Quarter	$0.55	$0.23
Fourth Quarter	$0.55	$0.44

(b) STOCKHOLDERS

The Company’s common shares are issued in registered form. Signature Stock Transfer, Inc. in Plano, Texas is the registrar and transfer agent for the Company’s common stock. As of December 31, 2010 there were 22,593,000 shares of the Company’s common stock issued and 22,072,000 shares outstanding and the Company had approximately 88 active stockholders of record as of December 31, 2010.

(c) DIVIDENDS

The Company has never declared or paid any cash dividends on its common stock and it does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the Company's board of directors (the "Board of Directors") and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the Board of Directors deems relevant.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

The securities authorized for issuance under equity compensation plan are as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights($/sh)	Number of securities remaining available for future issuance
Equity Compensation Plan approved by security holders	1,131,917	1.77	368,083

As of December 31, 2010, 1,131,917 shares of the Company’s common stock are subject to outstanding options. This is because approximately 540,000, 26,000, 888,000 and 50,000 shares of option of the Company’s common stock were granted in 2006, 2007, 2008, and 2009 respectively, under the Diguang 2006 Option Plan. None of these options has been exercised. But 372,083 shares subject to the option were forfeited due to staff resignation. Pursuant to the terms of the Amended and Restated Share Exchange Agreement, the Company assumed Diguang’s outstanding 2006 stock incentive plan covering options totaling the equivalent of 1,500,000 shares of the Company’s common stock. The exercise price for each of these options is $5 per share for 566,000 shares, $1.19 per share for 40,000 shares, $0.12 per share for 548,000 shares, $0.10 per share for 300,000 shares and $0.51 for 50,000 shares. Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date, but options granted to independent directors vest monthly at the end of each month, options granted to chief operating officer vest quarterly at the beginning of each quarter over three years, and 50,000 shares of options granted in 2009 vested immediately. The options that have been issued expire ten years from their grant date.

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

Business Overview

The Company specializes in the design, production and distribution of small to medium-size LED, CCFL, TFT-LCD, STN-LCD, TN-LCD, and Mono LCDs. Taken together, these applications are referred to as “LCD” applications and include color displays for cell phones, car televisions and navigation systems, digital cameras, televisions, computer displays, camcorders, PDAs, DVD, CD, MP3/MP4 players, and appliance displays, etc.

The Company’s headquarters is located in Shenzhen, China. The Company conducts its business principally through the operations of Diguang Electronics, which is based in Shenzhen along with its main backlight manufacturing operation in Dongguan, Guangdong Province, China. Diguang Electronics had approximately 1,139 full-time employees as of December 31, 2010.

Dihao, which is based in Yangzhou, is a 100% wholly-owned subsidiary of North Diamond. The Company gained controlling interest of Dihao by acquiring 65% of North Diamond on January 3, 2007. As of December 31, 2010, Dihao had approximately 147 full-time employees.

Wuhan Diguang, which is based in Wuhan, was established on March 13, 2007 and commenced its operation on July 1, 2007. Wuhan Diguang was established with the capacity to provide large-size TFT-LCD, which are mainly sold to its customers in Taiwan. Wuhan Diguang had approximately 406 employees as of December 31, 2010.

Dongguan Diguang S&T was established as the production base of Diguang Electronics. It became a wholly-owned subsidiary of Diguang Holdings in December 30, 2007. As of December 31, 2010, Dongguan Diguang S&T had approximately 215 full-time employees.

Shenzhen Optimum was established to sell large-size LED TV sets manufactured by Diguang Electronics to domestic customers throughout China. As of December 31, 2010, Shenzhen Optimum had approximately 22 full-time employees.

Well Planner is involved in the importation of raw materials into China and the exportation of finished products from China.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition presented in this section are based on the Company’s financial statements, which have been prepared in accordance with the generally accepted accounting principles in the United States. During the preparation of the Company’s financial statements the Company is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policy,” the Company identified the most critical accounting principles upon which the Company’s financial status depends. The Company determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax and impairment of intangibles and other long-lived assets. The Company presents these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Revenue Recognition

Revenue generated from sales of backlight units to customers is recognized when persuasive evidence of an arrangement exists, delivery of the products has occurred, the significant risks and rewards of the ownership have been transferred to the customer, the price is fixed or determinable and collectability is reasonably assured. The Company will sign sales order (or purchase order prepared by customers) with customers for each sales transaction. A sales order signed by both parties is deemed to be persuasive evidence for revenue recognition. Sales terms of products are usually “FOB destination” and delivery is deemed to occur when the products have been delivered to the sites prescribed by customers. Revenue is recognized when the Company receives customers’ confirmation of transaction statements. Due to the nature of backlight products, when the products have quality issue, the Company will replace these products and the products with quality issue are brought back. Accordingly, no provision has been made for returnable goods. Revenue presented on the Company’s income statements is net of sales taxes.

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

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis. The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2009 and 2010 were adequate, respectively. However, actual write-off might exceed the recorded allowance.

Inventories

Inventories are composed of raw materials and components, work in progress, finished goods and consignment goods, most of which are related to backlight products. The consignment goods are owned by the Company as inventory and are stored at a customer’s place.

Inventories are valued at the lower of cost (based on weighted average method) and the market. Full amount provisions were made for obsolete inventories where it is difficult to estimate future utilization. Once the inventory cost is written down, the written-down costs are treated as a new cost basis for the inventory, and are not adjusted back up to the previous cost basis in future periods. For inventories which will be used in the ordinary course of production or sales, the net realizable value of the inventories is compared with their carrying value, if the net realizable value is lower than the carrying value, a provision for the difference between the net realizable value and the carrying value of the inventories was recognized. Net realizable value is determined based on the most recent selling price of these inventories less the estimated cost to sell.

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

Diguang Electronics is registered in Shenzhen and is subject to the new enterprise income tax law (“EIT Law”) which was effective January 1, 2008. The EIT Law imposes a unified EIT of 25% on all domestic-invested enterprises and foreign invested enterprises unless these foreign investment enterprises qualify under certain grand-father rules. For enterprises like Diguang Electronics which were privileged preferential income tax rate of 15% under the old tax law, the applicable income tax rate should transit to 25% in 5 years, that is, 18% in the year ended December 31, 2008, 20%, 22%, 24% and 25% in the following four years ended December 31, 2009, 2010, 2011 and 2012, and 25% thereafter. Based on that regulation, the applicable income tax rate for Diguang Electronics is 22% for the year ended December 31, 2010.

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

Dihao is registered in Yangzhou and has been recognized as a high-tech company by Yangzhou Bureau of Science, Technology and Information. Under this category, Dihao is entitled to enjoy a 100% exemption of corporate income tax for the two years from January 1, 2006 to December 31, 2007 and a 50% exemption of corporate income tax for the following three years from January 1, 2008 to December 31, 2010 in accordance with the preferential rules established by Yangzhou local tax authority on August 2, 1999. Under the new EIT Law, the income tax rate for Dihao is 25%; the applicable income tax rate for Dihao is 12.5% for the three years ended December 31, 2010.

Wuhan Diguang is registered in Wuhan. As a manufacturing company with foreign investment set up before March 16, 2007, Wuhan Diguang is entitled to enjoy a 100% exemption of corporate income tax for the first two years of operations with a profit position and a 50% exemption of corporate income tax for the following three years. After the five-year exemption period, Wuhan Diguang will be subject to the unified income tax rate of 25% in accordance with the new EIT Law. It was the first year for Wuhan Diguang to enjoy a 50% exemption of income tax in 2010.

Dongguan Diguang S&T is registered in Dongguan of Guangdong Province is entitled to enjoy a 100% exemption of corporate income tax for the first two years of operation with a profit position and a 50% exemption of corporate income tax for the following three years and will be subject to the unified income tax rate of 25% after the five-year exemption period. Dongguan Diguang S&T has used up its two years’ 100% exemption in the years 2008 and 2007, even though it suffered losses in these two years. It is the second year for Dongguan Diguang S&T to enjoy 50% exemption of income tax in 2010.

Diguang International Development Co., Ltd. was established under the laws of the State of Nevada and is subject to U.S. federal income tax and one state income tax. For U.S. income tax purposes no provision has been made for U.S. taxes on undistributed earnings of overseas subsidiaries with which the Company intends to continue to reinvest. It is not practicable to estimate the amount of additional tax that might be payable on the foreign earnings if they were remitted as dividends, or lent to the Company, or if the Company should sell its stock in the subsidiary. The predecessor company accumulated certain net operation loss carry forwards; however, due to changes in ownership, the use of these net operation loss carry forwards may be limited in accordance with the U.S. tax laws.

Because the consolidated financial statements were based on the respective entities’ historical financial statements, the respective effective income tax rate for the periods reported represents the effect of actual income tax provisions incurred to Diguang Electronics, Dihao, Wuhan Diguang, Dongguan Diguang S&T and Diguang International Development Co., Ltd. Since the Company cannot file a consolidated return, the losses in one entity do not offset income in another.

Impairment of Long-Lived Assets

The Company reviewed long-lived assets for impairment since it suffered consecutive losses in recent years. The estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets were compared with carrying amount of long-lived assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

Impairment of Financial Investments

The Company accounts for its investments in common stocks using the cost method. Other than temporary impairment loss is recognize when a series of operating losses of an investee or other factors indicate a decrease in value of investments.

Recently Issued Accounting Pronouncements Adopted

FASB ASU 2010-09

In February 2010, FASB issued ASU No. 2010-9, “Amendments to Certain Recognition and Disclosure Requirements”. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective immediately. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

FSAB ASU 2010-06

In January 2010, FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements.”  This update provides amendments to Subtopic 820-10 that requires new disclosure as follows:  1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2) Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows:  1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.  2) Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2010-29

The FASB has issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.”  This ASU reflects the decision reached in EITF Issue No. 10-G.  The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

FASB ASU 2010-17

The FASB issued ASU No. 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition.” This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Results of Operations

Comparison of Years Ended December 31, 2010 and 2009

Revenue

Net revenue was approximately $64.9 million for the year ended December 31, 2010, an increase of $20.8 million, or 47%, compared with $44.1 million for the prior year. The Company’s manufacturing facilities in Dongguan and Wuhan contributed to the increase in sales revenue by $7.7 million and $13.4 million respectively; while the Yangzhou facility suffered a minor decrease of $0.3 million in the year of 2010. The increase in sales revenue was primarily due to management’s effort to develop new customers.

Total net revenue can be divided into international sales and domestic sales as follows:

	Years Ended December 31,
	2009	2010
International sales	26,290,000	38,803,000
Domestic sales	17,785,000	26,124,000
Total	44,075,000	64,927,000

Sales to domestic customers were $26.1 million for the year ended December 31, 2010, an increase of $8.3 million, or 47%, compared with $17.8 million for the prior year. The increase in domestic sales reflected management’s strategy in developing the domestic market.

Sales to international customers totaled $38.8 million for the year ended December 31, 2010, an increase of $12.5 million, or 48%, compared with $26.3 million for the prior year.  The increase in international sales was attributable to the global demand growth in the digital display products such as automobile TV, portable DVD, MP3, MP4 and LCD products resulting from the worldwide economic recovery in 2010 from prior year’s financial crisis.

The Company currently has three manufacturing facilities which are located in the eastern China region (Yangzhou), central China region (Wuhan), and southern China region (Dongguan).  There are different capacities in the principal manufacturing facility of Dongguan, such as LCD TV and monitor manufacturers and LCD assembly enterprises, to meet requirements of customers.  The Company launched large-size LED backlights and LCDs at the Dongguan facility in 2009.  The Yangzhou factory used to focus on producing small and mid-size CCFL and LED backlight products but began to provide large sized LCM products since the fourth quarter of 2009.  The Wuhan facility solely manufactures large-size CCFL backlight products.  The construction of the new facility in Shenzhen of Southern China was suspended due to lack of capital.  This new facility was supposed to be used to manufacture large-size LED backlight products and LED TV sets.

The Company has thousands of categories of products and the products mixtures are constantly  changing in order to adapt to market demands during the years of 2010 and 2009.  In addition, as the sale prices are different for different categories of products, it is almost impossible to discuss the impact of changes in volume and changes in product price here.  From the product mix aspect, the sales can be divided into five main categories as follows.

	Years Ended December 31,
	2009	2010
LED Backlights	21,359,000	28,943,000
CCFL Backlights	11,133,000	23,838,000
LCMs	10,083,000	8,988,000
Liquid Crystal Displays	495,000	2,214,000
LED General Lighting, Mini Note-books and Materials, etc.	1,005,000	944,000
Total	44,075,000	64,927,000

Sales of LED backlight products totaled $28.9 million for the year ended December 31, 2010, an increase of $7.5 million, or 35%, compared with $21.4 million for the prior year.  Sales of mid and large size of LED products contributed a $11.9 million increase in sales revenue, while a decrease in sales of small size LED products offset the increase by $4.4 million.

Sales of CCFL backlights products totaled $23.8 million for the year ended December 31, 2010, an increase of $12.7 million, or 114%, compared with $11.1 million for 2009. The significant increase of CCFL products was mainly contributed by increased sales of large size CCFL products in Wuhan facility.

Sales of LCMs totaled $9.0 million in 2010, a decrease of $1.1 million, or 11%, compared with $10.1 million in 2009. The decrease in sales of LCMs was due to the stressed upstream supply of crystal glass, the main materials in manufacturing LCMs, in the year of 2010.

Sales of Liquid Crystal Displays (LCD) were $2.2 million in 2010, representing an increase of $1.7 million, compared with $500,000 in the year of 2009. LCD products were launched in 2009, and the Company began mass production of LCDs in the second quarter of 2010.

Cost of Sales

Since the basic materials for all backlight products are similar, the Company discusses cost of sales in aggregate for all products. Cost of sales was $60.0 million for 2010, an increase of $19.5 million, or 48%, compared with $40.5 million for 2009. The increase in cost of sales is primarily due to the growth in sales revenue.

Raw material cost was $52.2 million for the year of 2010, representing an increase of $18.3 million, or 54%, compared with $33.9 million for the prior year. The increase in raw material cost was mainly attributable to the increase of sales revenue. The percentage of raw material cost to total cost of sales was 87% for 2010, compared with 84% for 2009; the increase of this percentage was the result of changes in product mix. As the Company increased production for new products such as the large-size LED backlights, LCMs and LCDs, these new products required more expensive raw materials than traditional products. Raw materials cost accounted for 80% and 77% of total sales revenue in 2010 and 2009, respectively.

Labor cost was $4.0 million for 2010, representing an increase of $0.7 million, or 21%, compared with $3.3 million for 2009. The percentage of labor cost to total cost of sales was 7% for 2010, compared with 8% for 2009. The Company strengthened management controls on labor cost; therefore the increase of labor cost was lower than the increase of cost of sales. Labor cost accounted for 6% and 8% of total sales revenue in 2010 and 2009 respectively.

Production overhead was $3.8 million for 2010, an increase of $0.5 million, or 15%, compared with $3.3 million for 2009. Production overhead includes depreciation charges for fixed assets and amortization for building improvement, water and electricity expenses, repair expenses, and rentals, etc. The increase of production overhead was mainly due to the increase of the cost of sales, but because of the semi-variable nature of production overhead, the increase of production overhead is not directly associated with the increase of cost of sales. The production overhead accounted for 6% and 7% of total revenue for the years of 2010 and 2009, respectively.

Gross Margin

The overall gross margin for 2010 was 8%, which was flat with 2009. The management discusses the change in gross margin in the three major product categories of CCFL products, LED products and LCM below.

The gross margin of LED backlight products increased from 8% in 2009 to 11% in 2010. The increase was contributed by sales of mid size LED products, which have a gross margin of 12% in 2010, higher than 10% in 2009.

Gross margin of CCFL backlight products fell to 4% in 2010 from 7% in 2009. The Wuhan facility contributed most of the CCFL sales in 2010; but as an OEM factory, the gross margin in the Wuhan facility was very low, and the low margin in the Wuhan facility led to a decrease in the overall CCFL gross margin.

The gross margin for LCM had decreased from 14% in 2009 to 4% in 2010. The decrease was mainly caused by sales of LED LCM which had much lower selling prices in 2010 than in 2009.

Selling Expenses

Selling expenses were $2.8 million for 2010, an increase of approximate $512,000, or 22%, compared with $2.3 million for 2009. Selling expenses consisted mainly of salaries, commission, transportation expenses, and office expenses. The increase of selling expenses was primarily due to higher commission, transportation expenses, and salaries commensurate with an increase of sales volume.

As a percentage of total revenue, selling expenses were approximately 4.4% for 2010 and 5.3% for 2009, respectively.

Research and Development Expenses

Net research and development expenses for 2010 were $1.4 million, a decrease of $1.6 million, or 53%, compared with $3.0 million for 2009. The decrease of net research and development costs was attributed to two reasons. First, the Company reduced research and development activities when new developed products were put into production. Second, the research and development costs were offset by a government subsidy of $520,000 for the TFT-LCD project in 2010 when this project was successfully completed.

The percentage of research and development expenses to total sales revenue was approximately 2.2% and 6.9% for 2010 and 2009, respectively.

General and Administrative Expenses

General and administrative expenses were $4.3 million for 2010, a slight decrease of $0.1 million, or 2%, compared with $4.4 million for 2009. General and administrative expenses mainly included payroll, provision for bad debts, professional service fee, rentals, share-based compensation and depreciation, etc.

The percentages of general and administrative expenses to total sales revenue were approximately 6.6% and 10% for 2010 and 2009.

Interest Expense

Net interest expenses were $810,000 for 2010, representing an increase of $443,000, or 121%, compared with $367,000 for 2009. With continuous losses through its operating activities, the Company had to seek more funds from bank loans to support its working capital demands. As of December 31, 2009, the loan from bank balance was $10.2 million; while as of December 2010, the Company had overall a bank loan of $16.8 million outstanding, and the increased loan brought increased interest expense.

Net interest expenses for the year of 2010 and 2009 represented 1.2% and 0.8% of total sales revenue, respectively.

Other Income

Other income was $212,000 for 2010, representing an increase of $52,000, compared with $160,000 for 2009. The increase in other income derived primarily from an increase of sales revenue from scrap materials.

As a percentage to total sales revenue, other income represented 0.3% and 0.4% in 2010 and 2009 respectively.

Income Tax Provision

Income tax provision for 2010 was approximately $41,000, a slight decrease compared with $42,000 for 2009. Income tax provision for 2010 was accrued by the Dongguan facility, Yangzhou Dihao and Wuhan facility. Income tax provision for 2009 was accrued in Yangzhou Dihao and included reversal of deferred tax assets recognized in the prior year and minor adjustment to current income tax of the prior year.

As a percentage to total sales revenue, income tax provision represented 0.09% and 0.08% in 2010 and 2009 respectively.

Net Loss

Net loss was $4.2 million for 2010, compared with net loss of $7.2 million for 2009, representing a decrease of $3.0 million, or 42%, in net loss. The net loss decreased mainly due to increased gross profit brought by increased sales revenue.

As a percentage of total revenue, net loss for 2010 and 2009 accounted for 6.5% and 16.4% respectively.

Losses per Share

The basic loss per share was $0.18 for 2010, compared with $0.33 for 2009. A decrease in basic losses per share in 2010 was due to a decrease in net loss. The number of weighted average common shares outstanding was 22,072,000 for the years of 2010 and 2009.

Liquidity and Capital Resources

Comparison of Years Ended December 31, 2010 and 2009

As of December 31, 2010 and 2009, the Company had cash and cash equivalents of $6.6 million and $6.2 million, and working capital of approximately negative $1.8 million and $7.7 million, respectively. Working capital dropped sharply from $7.7 million to negative $1.8 million, representing a decrease of 123%.

Currently, the Company’s operations are financed by debt financing, which included short-term and long-term bank loans and accounts payable. The Company believes that it should be able to get additional loans as needed by pledging as collateral its property and facility at Dongguan which has a market value of about $6.0 million. Since the Chinese government is tightening its bank credit policy, the Company may not be able to obtain more funds from bank loans; furthermore, the Company may not be able to renew short-term bank loans at their maturity. Cash on hand as of December 31, 2010 may not be adequate to meet working capital demands from the Company’s operating activities in 2011. Consequently, the Company may need to apply for new loans as soon as possible.

The Company started to construct a new manufacturing facility in the Guangming District of Shenzhen at the beginning of 2010. Total budget investment for the new facility was $11 million. As of December 31, 2010, total construction cost invested in the new facility amounted to $8.1 million, among which, $4.2 million was actually paid and $3.9 million was outstanding. The interior decoration of the facility was on hold as the Company did not have adequate cash for further proceeding. This construction was financed by a long-term bank facility of RMB100 million, approximately $15.2 million, from China Development Bank. As of December 31, 2010, the Company drew down RMB53 million, equivalent to about $8.7 million, from this facility and there was still RMB43 million, equivalent to $6.5 million, available for future use. The Company needs to apply for further draw-downs from this facility with China Development Bank. There is no assurance that the Company can succeed in its application with China Development Bank.

For the year ended December 31, 2010, net cash used in operating activities was $1.3 million, representing a decrease of $7.8 million compared to $9.1 million of net cash used in operating activities in the prior year. The decrease in cash used by operating activities was mainly contributed by a substantial increase in accounts payable, for example, the balance of accounts payable increased from $15.4 million as of December 31, 2009 to $25.3 million as of December 31, 2010, representing an increase of 64%, or $9.9 million; among the $9.9 million increase of accounts payable, $6.0 million was related to purchase of raw materials and $3.9 million was related to construction of the new facility in Shenzhen. We had a hard time to pay our suppliers on a timely basis, for example, 20% of accounts payable as of December 31, 2010 was out of the credit terms provided by suppliers. To delay payment to suppliers may have an adverse impact on our ability to acquire enough raw materials in future operations. Decrease in net loss contributed $3.0 million of operating cash, which was totally offset by increased cash occupied by inventory.

Net cash flow used in investing activities was $4.8 million for the year ended December 31, 2010, which was mainly investment in construction of the new manufacturing facility whereas there were only minor investment activities in the year of 2009.

Net cash flow provided by financing activities was $7.0 million for the year ended December 31, 2010. Finance from long-term bank loans contributed $7.4 million of cash, while repayment to related parties used cash of $0.9 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a) Financial Statements

The following financial statements are set forth at the end hereof.

1.  Report of Independent Registered Public Accounting Firm

2.  Consolidated Balance Sheets as of December 31, 2010 and 2009

3.  Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2010 and 2009

4.  Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009

5.  Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

6.  Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None .

 ITEM 9A. CONTROLS AND PROCEDURES

(a)            Evaluation of disclosure controls and procedures:

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's, the “SEC”, rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer, the “CEO”, and controller, the “Controller”, as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with the preparation of this annual report on Form 10-K, the “Form 10-K”, the Company carried out an evaluation as of December 31, 2010, under the supervision and with the participation of the Company's management, including the CEO and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and Controller concluded that as of December 31, 2010 the Company's disclosure controls and procedures were not effective because of the material weaknesses described below under “Management's Report on Internal Control over Financial Reporting.”

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

Management has conducted an assessment, including testing, of the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making its assessment, management used the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in internal control over financial reporting have been identified as of December 31, 2010. In light of the material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010.

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

☐
Control over Information and Communication. The Company lacks effective communication of the importance of internal control over financial reporting across its structure, and management failed to set adequate tone to increase the awareness of control consciousness.

☐
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

The overall ERP implementation was performed on a continuous basis during 2010. To cope with the operation and control requirements, new modules of MRP and product cost control were implemented, together with the above mentioned policies and procedures, in September 2010.

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

Subsequent to December 31, 2010, the Company is taking steps to document the IT general control, including the systematic control system amendments and establishment of database defaults. All these were to ensure the application system ongoing effectiveness.

The Company believes that it is taking the steps necessary for remediation of the material weaknesses identified above, and it will continue to monitor the effectiveness of these steps and to make any changes that its management deems appropriate.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report was not subject to attestation by the Company’s registered public accounting firm.

(c) Changes in internal controls over financial reporting:

For the fourth quarter ended December 31, 2010, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

(d) Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and Controller, does not expect that the Company’s disclosure controls or the Company’s internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, CORPORATE GOVERNANCE AND BOARD INDEPENDENCE

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2010. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position
Yi Song	54	Board Chairman and CEO
Hong Song	48	Director and Vice President
Keith Hor*	46	Chief Financial Officer (resigned as of June 30 2010)
Junjiang Li	37	Financial Controller (appointed as of June 30 2010)
Jerry Yu	55	Chief Operating Officer (appointed as of December 9, 2008)
Heung Sang Fong	52	Independent Director
Hai Cheng Guo	60	Independent Director
Tuen-Ping Yang	65	Independent Director

The following is a summary of the biographical information of our directors and officers.

Yi Song, Board Chairman, President and Chief Executive Officer , established Diguang Electronics in 1996 and has been its chairman since inception. Mr. Song started his career in 1976 when he joined Hubei Wei Te Engine Factory as a technician. He was subsequently promoted to the position of engineer and thereafter, director of technology. From 1978 to 1979, he conducted research in the detecting fuse tube system of mathematical control together with a team of researchers from Wuhan Wireless Research Institute. From 1990 to 1996, he worked in the field of the marketing and sales operation in Shenzhen Nanji Electromechanical Company Ltd. under Aidi (Group) Corporation of China. Mr. Song is one of the members of SID, or Society for Information Display, the Deputy Director (Commissioner) of Working Committee of Shenzhen Electronics Communication Experts, one of the members of China Flat Plate Display Association, and Deputy Director of Shenzhen Optoelectronic Industry Association. In 2003, he was awarded Excellent Entrepreneur by Shenzhen Government and in 2006 he was again awarded the same title. Mr. Song cooperated with Wuhan University to research and develop the computer detecting project of Motor Automation Control Engineering. Mr. Song has completed a CEO course from Tsinghua University that focused on International Enterprise Management and received his MBA for the University of Southern Queensland. Mr. Song is Hong Song's older brother and Tuen-Ping Yang's nephew.

Hong Song, Vice President and former Chief Operating Officer , joined Diguang Electronics in January 2001 and became Chief Operating Officer in 2006. Prior to joining Diguang Electronics, Mr. Song was an engineer involved in the design of mining engineering equipment at Beijing Engineering Design & Research Institute for Nonferrous Metals Industry (ENFI) from 1983 to 1990, where he was later promoted to project chief designer. Mr. Song has also held management positions at China National Non-Ferrous Metals Industry Corporation (CNNC) from 1990 to 1998. He obtained a degree in Mechanical Engineering from Xi’an Construction Technology University in 1983 and participated in post-graduate studies in Project Economic Analysis at Paris Mineral Industries University in Paris, France from 1998 to 1999. Mr. Song received his MBA from Peking University in 2001. Mr. Song is Yi Song’s younger brother and Tuen-Ping Yang’s nephew. Mr. Song ceased to be Chief Operating Officer after Mr. Jerry Yu was appointed to the said post.

Junjiang Li, Financial Controller, joined Diguang in March 2010. He graduated from Guangxi University of Finance and Economics in 1996 and with MBA degree from Hefei University of Technology in 2008. From 1996 to 2004, he served as accountant and cost in-charge in Harris Communications (Shenzhen) Co., Ltd. From 2004 to 2005, he served as deputy financial manager in DPBG, Foxconn Technology Group. From 2005 to 2007 he served as financial manager in Arnold Magnetic Technologies (Shenzhen) Co., Ltd. From 2007 to March 2010, he served as chief financial officer in Amphenol pcd Shenzhen Co., Ltd. From June 2010 to now, he serves as the Financial Controller of Diguang International Development Co., Ltd.

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

Heung Sang Fong, Independent Director, appointed as of August 8, 2007, is a US Certified Public Accountant, and since December 2006 has served as the Executive Vice President for Corporate Development of Fuqi International, Inc.(Nasdaq: FUQI) From January 2004 to November 2006, Mr. Fong served as the managing partner of Iceberg Financial Consultants, a financial advisory firm based in China that advises Chinese clients on raising capital in the United States. From March 2002 to March 2004, Mr. Fong served as Chief Financial Officer of Pacific Systems Control Technology, Inc. (NASDAQ: PFSY), a Chinese company listed on NASDAQ and later on OTCBB. From December 2001 to December 2003, Mr. Fong was the Chief Executive Officer of Holley Communications, a Chinese company that engaged in CDMA chip and cell phone design. Mr. Fong currently serves as an independent director and audit committee member of Universal Technology Holdings Limited (HK Stock Code 8091), a Hong Kong public company, and as an independent director and chairman of the audit committee of Kandi Technologies, Inc., a U.S. public company (Nasdaq: KNDI). Mr. Fong graduated from the Baptist University with a diploma in history in 1982. He has a MBA from the University of Nevada at Reno and a Masters in Accounting from the University of Illinois at Urbana-Champagne, and is a member of the American Institute of Certified Public Accountants (AICPA) appointed as of August 8, 2007, is a Certified Public Accountant, and since December 2006 has served as the Executive Vice President for Corporate Development of Fuqi International, Inc. From January 2004 to November 2006, Mr. Fong served as the managing partner of Iceberg Financial Consultants, a financial advisory firm based in China that advises Chinese clients on raising capital in the United States. From March 2002 to March 2004, Mr. Fong served as Chief Financial Officer of Pacific Systems Control Technology, Inc. (NASDAQ: PFSY), a Chinese company listed on NASDAQ and later on OTCBB. From December 2001 to December 2003, Mr. Fong was the Chief Executive Officer of Holley Communications, a Chinese company that engaged in CDMA chip and cell phone design. Mr. Fong currently serves as an independent director and audit committee member of Universal Technology Holdings Limited (HK Stock Code 8091), a Hong Kong public company, and as an independent director and chairman of the audit committee of Stone Mountain Resources, Inc., a U.S. public company (OTCBB: SMOU). Mr. Fong graduated from the Baptist University with a diploma in history in 1982. He has a MBA from the University of Nevada at Reno and a Masters in Accounting from the University of Illinois at Urbana-Champagne.

Hai Cheng Guo, Independent Director, appointed as of August 8, 2007, is the Dr. William Mong Endowed Chair Professor of Nanotechnology at the Hong Kong University of Science and Technology. He has served as a consultant to numerous companies, and currently for Bona Fide Instruments, Ltd (Hong Kong), Integrated Micro-displays Limited (Hong Kong), and Himax Displays (Taiwan). He has founded four companies, and most recently eLite Displays (Hong Kong) in 2004. He received his B.S. in Electrical Engineering from Northwestern University in 1973, and received his B.S. and Ph.D. in Applied Physics from Harvard University in 1974 and 1978, respectively

Tuen-Ping Yang, Independent Director, has been the President of Cinema Systems, Inc. located in California since 1992. Previously, from 1984 to 1986, Mr. Yang served as the President of World Television Network and a Director of the Los Angeles National Bank. He has also been an Assistant Professor at Chinese Culture University, and a Manager of CMPC Taipei, Taiwan. He received his first Golden House Award (Taiwan’s Oscar Award) as the Best Film Director in 1972, and has received that award an additional three times since that date. He received his bachelor's degree from the National Taiwan University of Arts in 1967 and his master’s degree of Fine Arts from the University of California, Los Angeles, U.S. in 1976. Mr. Yang is Yi Song’s and Hong Song’s uncle.

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

Audit Committee Financial Expert
The Company has separately designated a standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act, as amended. The Audit Committee consists of the following individuals, all of whom the Company considers to be independent, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence: Heung Sang Fong, Hai Cheng Guo and Tuen-Ping Yang. Mr. Heung Sang Fong is the Chairman of the Audit Committee. The Board has determined that Mr. Heung Sang Fong is the Audit Committee financial expert, as defined in Item 407(d)(5)of Regulation S-K, serving on the Company’s audit committee.

Compensation Committee
The Company has separately designated a standing Compensation Committee of the Board of Directors. The Compensation Committee is responsible for determining compensation for the Company’s executive officers. The Company’s three independent directors, as defined under the SEC’s rules and regulations and Nasdaq’s definition of independence, are Heung Sang Fong, Hai Cheng Guo and Tuen-Ping Yang, all of which serve on the Compensation Committee. Mr. Hai Cheng Guo is the Chairman of the Compensation Committee.

Nominating Committee
The Company has separately designated a standing Nominating Committee of the Board of Directors. Director candidates are nominated by the Nominating Committee. The Nominating Committee will consider candidates based upon their business and financial experience, personal characteristics, expertise that is complementary to the background and experience of the other Board members, willingness to devote the required amount of time to carrying out the duties and responsibilities of Board membership, willingness to objectively appraise management performance, and any such other qualifications the Nominating Committee deems necessary to ascertain the candidates ability to serve on the Board. In general, in order to provide sufficient time to enable the Nominating Committee to evaluate candidates recommended by stockholders, the Corporate Secretary must receive the stockholder's recommendation no later than thirty (30) days after the end of the Company's fiscal year. The Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Heung Sang Fong, Hai Cheng Guo and Tuen-Ping Yang serve on the Nominating Committee. Mr. Tuen Ping Yang is the Chairman of the Nominating Committee.

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

ITEM 11. EXECUTIVE COMPENSATION

The Company’s Compensation Committee is empowered to review and approve the annual compensation and compensation procedures for the executive officers of the Company. The primary goals of the Compensation Committee of the Board of Directors with respect to executive compensation are to attract and retain the most talented and dedicated executives possible and to align executives’ incentives with stockholder value creation. The Compensation Committee evaluates individual executive performance with a goal of setting compensation at levels the committee believes are comparable with executives in other companies of similar size and stage of development operating in similar industry while taking into account the Company’s relative performance and its own strategic goals.

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

Elements of Compensation

Executive compensation consists of following elements:

Base Salary. Base salaries for the Company’s executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, the Company believes that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with the Company’s compensation philosophy. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. The Compensation Committee did not hold a separate meeting during the 2010 fiscal year, but members did attend to compensation issues informally both with other members of the Compensation Committe and during the meeting of the Board of Directors.

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

Options . The Company’s 2006 Stock Incentive Plan authorizes the Company to grant options to purchase shares of common stock to the Company’s employees, directors and consultants. The Company’s Compensation Committee was the administrator of the stock option plan until the authority was delegated by the Board to the Company’s former Chief Operating Officer, Song Hong in 2007 and then to the Company’s Chief Executive Officer, Song Yi in 2008. Stock option grants were made on February 25, 2006 or at the commencement of employment. The Board of Directors reviewed and approved the stock option to the Company’s key employees, including the Company’s Chief Financial Officer, and the Company’s independent directors on February 25, 2006 and the granting of stock options subsequent to that was administered and approved by the Compensation Committee, based upon a review of the competitive compensation of key officers and key employees, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. In 2006, the Company’s former Chief Financial Officer, the only named executive officer at that time, was awarded stock options in the amounts indicated in the section entitled “Grants of Plan Based Awards”. These grants were made to encourage an ownership culture among the Company’s employees. The Chief Executive Officer has not been granted any stock options. In 2007, the Company’s two of three current independent directors were awarded stock options. The Company’s current Chief Financial Officer was granted with 20,000 shares of option on March 1, 2007, with an exercise price of $5 per share, which vest over four years in equal installments on the following four succeeding anniversaries of the grant date; the Chief Operating Officer was granted with 300,000 shares of option on December 17, 2008, with an exercise price of $0.10 per share, which vest quarterly at the beginning of each quarter over three years starting from January 1, 2009. Please refer to “Grants of Plan Based Awards”.

In order to motivate the Company’s employees to achieve the fixed operation targets in 2009, on December 9, 2008 the Board of Directors approved the granting of the Incentive Option Shares in 2009 to the employees of the Company, totaling up to 548,000 shares. The actual number of stock options to be granted to the employees is connected with his or her annual target achievements and responsible projections, and the person who can achieve all the annual achievements will be entitled to all the granted stock options, and the person who partially achieves the annual achievements will be entitled to the partial granted stock options. If the employee fails to achieve the target completely, no stock options would be granted. Based on the employee’s annual target achievements, the respective stock options shall be granted as to 25% of the individual’s total entitled stock options (shares) on each of the first four anniversaries of the vesting commencement date.

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

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock awards ($) (e)	Option (1) awards ($) (f)	Non-equity incentive plan compensa- tion ($) (g)	Change in pen- sion value and non-qualified deferred compensation earnings ($) (h)	All other Compensa- tion ($) (i)	Total ($) (j)
Yi Song	2010	178,285	-	-	-	-	-	-	178,285
Chief Executive Officer and Chairman of the Board	2009	164,535	-	-	-	-	-	-	164,535

Keith Hor	2010	60,000			-				60,000
Chief Financial Officer (appointed on March 8, 2007 and resigned on June 30, 2010)	2009	115661			5,121				120,782

Hong Song	2010	122,405	-	-	-	-	-	-	122,405
Chief Operating Officer (resigned as COO on December 9 2008)	2009	111,900	-	-	-	-	-	-	111,900

Jerry Yu	2010	117,716	-	-	8,155	-	-	-	125,871
Chief Operating Officer	2009	117,158	-	-	19,860	-	-	-	137,018
(1)  Please refer to Note 8 to Financial Statements for determination of option awards.

On December 9, 2008, Mr. Hong Song resigned from his position as the Chief Operating Officer and was appointed as a Vice President of the Company on the same day.

Mr. Yi Song entered into an employment letter agreement with the Company as of April 19, 2006, to serve as the Company’s Chief Executive Officer from March 17, 2006 through March 17, 2009, the “Initial Term”, and has continued after that for an unspecified term. During the Initial Term, the employment relationship may be terminated by: (i) Yi Song for any reason upon 30 days notice, or (ii) the Company without cause, as defined in the employment agreement, upon 30 days notice or (iii) the Company for cause, as defined in the employment agreement, with immediate effect. Following the Initial Term, the employment relationship may be terminated by Yi Song or the Company according to the Company’s policies at the time of termination. Yi Song shall receive a monthly base salary of $20,833.33, which may be increased during the Initial Term on each anniversary of March 17, 2006.

Mr. Hong Song entered into an employment letter agreement with the Company as of April 19, 2006, to serve as the Company’s Chief Operating Officer from March 17, 2006 through March 17, 2009, the “Initial Term”, and has continued after that for an unspecified term. During the Initial Term, the employment relationship may be terminated by: (i) Hong Song for any reason upon at least 30 days written notice, or (ii) the Company without cause, as defined in the employment agreement, upon 30 days written notice, or (iii) the Company for cause, as defined in the employment agreement, with immediate effect. Following the Initial Term, the employment relationship may be terminated by Hong Song or the Company according to the Company’s policies at the time of termination. Hong Song shall receive a monthly base salary of $16,666.67, which may be increased during the Initial Term on each anniversary of March 17, 2006.

Mr. Keith Hor entered into an employment agreement, the "Employment Agreement", on March 7, 2007, to serve as the Company’s Chief Financial Officer with effect from March 8, 2007. Pursuant to the Employment Agreement, Mr. Hor shall receive a salary of $10,000 per month, payable pursuant to the Company’s normal payroll practices. In addition, Mr. Hor was granted options to purchase the equivalent of 20,000 of the Company’s shares under the Company’s 2006 Stock Incentive Plan. The vesting schedule of his options is as follows: 25% of the shares subject to the stock options shall vest on each of the first four anniversary of March 1, 2008.  Mr. Hor resigned on June 30, 2010.

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

The Company shall also pay Messrs. Yi Song, Hong Song and Jerry Yu such bonuses as may be determined from time to time by its Compensation Committee. The amount of annual bonus payable to them may vary at the discretion of the Compensation Committee. In determining the annual bonus to be paid to them, the Compensation Committee may, consider all factors they deem to be relevant and appropriate.

Grants of Plan-Based Awards

		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards; number of shares of	All other option awards; number of securities	Exercise or base price of	Grant date fair value of stock
Name	Grant date	Thresh- old ($)	Target ($)	Maxi- mum ($)	Thres- hold (#)	Target (#)	Maxi- mum (#)	stock or units (#)	underlying options (#)	option awards ($/Sh)	and option awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Song Yi Chief Executive Officer and Chairman of the Board	—	—	—	—	—	—	—	—	—	—	—
Keith Hor Chief Financial Officer*	March 1, 2007							20,000		5	2.18
Jackie You Kazmerzak Chief Financial Officer	—	—	—	—	—	—	—	—	—	—	—
Song Hong Chief Operating Officer	—	—	—	—	—	—	—	—	—	—	—
Jerry Yu Chief Operating Officer	December 17, 2008	—	—	—	—	—	—	300,000	—	0.1	0.12
Heung Sang Fong director	February 27, 2008	—	—	—	—	—	—	20,000	—	1.91	1.36
Hai Cheng Guo director	February 27, 2008	—	—	—	—	—	—	20,000	—	1.91	1.36
*Mr. Hor resigned on June 30, 2010.

Outstanding Equity Awards at Fiscal Year-End of 2010

	Option awards					Stock awards
Name2	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Song Yi Chief Executive Officer and Chairman of the Board	—	—	—	—	—	—	—	—	—
Keith Hor Former Chief Financial Officer	15,000	—	—	5	February 28, 2017			—	—
Jackie You Kazmer-zak Former Chief Financial Officer	20,000	—	—	5	February 25, 2016	—	—	—	—
Song Hong Former Chief Operating Officer	—	—	—	—	—	—	—	—	—
Jerry Yu Chief Operating Officer	200,000	—	100,000	0.10	December 16, 2018	—	—	—	—
Heung Sang Fong director	18,889	—	1,111	1.19	February 26, 2018	—	—	—	—
Hai Cheng Guo director	18,889	—	1,111	1.19	February 26, 2018	—	—	—	—

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

Director Compensation

Name 3	Fees earned or paid in cash ($)	Stock awards ($)	Option awards (1) ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Tuen-Ping Yang*	24,000	—	—	—	—	—	24,000
Heung Sang Fong*	36,000		3,166				39,166
Hai Cheng Guo*	24,000		3,166				27,166

(1)  Please refer to Note 8 to Financial Statements for determination of option awards.

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

As of December 31, 2006, the Company had a total of 22,593,000 shares of common stock outstanding, which are its only issued and outstanding voting equity securities. As of December 2010, the Company had repurchased a total of 521,000 shares and had 22,072,000 shares of common stock outstanding.

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

Heung Sang Fong (appointed on August 8, 2007)

Hai Cheng Guo (appointed on August 8, 2007)

Remo Richli (resigned on June 20, 2007)	*	*

Gerald Beemiller (resigned on June 22, 2007)	*	*

Jackie You Kazmerzak (resigned on March 8, 2007)	*	*

Keith Hor (resigned on June 30 2010)

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

The roll forward details of amount due to related parties were summarized as follows:

As of December 31, 2010, amounts due to stock holders was $130,655, which was the consideration to be paid to Shenzhen Diguang Engine & Equipment Co., Ltd. and Sino Olympics Industrial Limited for purchase of 100% interest in Dongguan Diguang S&T in 2007. The amount fell due on June 30, 2009 and was still outstanding as of December 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees for professional audit services rendered by BDO China Li Xin Da Hua CPA Co., Ltd., BDO China Li Xin Da Hua CPA Co., Ltd. provided audit services for the fiscal years 2010 and 2009 respectively. The Audit Committee has approved all of the following fees.

	Fiscal Year Ended
	2010	2009

Audit Fees	$150,000	$159,312
Audit related Fees	-	-

Total Fees	$150,000	$159,312

Audit Committee’s Pre-Approval Policy

During fiscal year ended December 31, 2010, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence. There was no audit committee for the fiscal year ended 2005.

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

Date: March 31, 2011

Diguang International Development Co., Ltd.
(Registrant)

/s/ Yi Song
By: Yi Song
Title: Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Junjiang Li
By: Junjiang Li
Title: Controller
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Dated: March 31, 2011	/s/ Yi Song
Yi Song
Chairman of the Board and Chief Executive Officer (Director and Principal Executive Officer)

Dated: March 31, 2011	/s/ Hong Song
Hong Song
Director

Dated: March 31, 2011	/s/ Heung Sang Fong
Heung Sang Fong
Director

Dated: March 31, 2011	/s/ Hai Cheng Guo
Hai Cheng Guo
Director

Dated: March 31, 2011	/s/ Tuen-Ping Yang
Tuen-Ping Yang
Director

FINANCIAL STATEMENTS
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Diguang International Development Co., Ltd

We have audited the accompanying consolidated balance sheets of Diguang International Development Co., Ltd (the “Company”) as of December 31, 2009 and 2010, and the related statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years in a two-year period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diguang International Development Co., Ltd, as of December 31, 2009 and 2010, the results of its operations and its cash flows for each of the years in a two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/BDO China Li Xin Da Hua CPA Co., Ltd.

BDO China Li Xin Da Hua CPA Co., Ltd.

Shenzhen, PRC
March 28, 2011

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)
	December 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$6,190,513	$6,563,211
Restricted cash	4,341,112	3,141,546
Accounts receivable, net of allowance for doubtful accounts $ 1,529,505 and $1,983,449	13,972,086	14,139,582
Inventories, net of provision $ 3,519,124 and $4,134,441	7,439,287	11,399,202
Other receivables, net of provision $69,032 and $ 122,323	465,013	752,663
VAT recoverable	82,497	181,736
Advance to suppliers	900,328	1,502,805
Total current assets	33,390,836	37,680,745

Plant, property and equipment, net	17,736,766	17,503,777
Construction in process	132,079	8,085,261
Long-term prepayments	439,502	363,636
Total assets	$51,699,183	$63,633,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loans	$10,213,683	$9,375,777
Accounts payable	15,446,721	25,264,404
Advance from customers	325,165	647,547
Accruals and other payables	2,510,206	2,549,137
Accrued payroll and related expense	712,206	945,196
Income tax payable	394,989	539,805
Amount due to stockholders	943,378	130,655
Total current liabilities	30,546,348	39,452,521

Research funding advanced	952,255	697,917
Long-term bank loans	-	7,437,878
Total non-current liabilities	952,255	8,135,795
Total liabilities	31,498,603	47,588,316

Equity :
Common stock, par value $0.001 per share, 50 million shares authorized, 22,593,000 and 22,593,000 shares issued, 22,072,000 and 22,072,000 shares outstanding	22,593	22,593
Additional paid-in capital	20,881,635	20,926,509
Treasury stock at cost	(674,455)	(674,455)
Appropriated earnings	802,408	802,408
Accumulated deficit	(7,644,254)	(11,690,548)
Translation adjustment	4,338,891	4,293,824
Total stockholders’ equity	17,726,818	13,680,331
Non-controlling interest	2,473,762	2,364,772
Total equity	20,200,580	16,045,103

Total liabilities and stockholders’ equity	$51,699,183	$63,633,419
See accompanying notes to financial statements

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2010
(In US Dollars)
	Years Ended December 31,
	2009	2010

Revenues:
Revenues, net	$44,075,249	$64,927,086
Cost of sales	40,523,868	59,951,418

Gross profit	3,551,381	4,975,668

Selling expense	2,336,476	2,848,398
Research and development	3,049,703	1,437,601
General and administrative	4,411,902	4,282,657
Loss on disposing assets	30,489	11,540
Impairment loss	720,698	-
Loss from operations	(6,997,887)	(3,604,528)

Interest income (expense), net	(367,128)	(801,083)
Investment income (expense)	800	-
Other income (expense)	160,459	212,237

Loss before income taxes	(7,203,756)	(4,193,374)

Income tax provision	42,351	41,213

Net loss	(7,246,107)	(4,234,587)

Net income (loss) attributable to non-controlling interest	(45,682)	(188,293)

Net income (loss) attributable to common shares	$(7,200,425)	$(4,046,294)

Weighted average common shares outstanding – basic	22,072,000	22,072,000

Losses per share – basic	(0.33)	(0.18)

Weighted average common shares outstanding – diluted	22,072,000	22,072,000

Losses per shares – diluted	(0.33)	(0.18)

Other comprehensive income:
Total translation adjustment	(165,391)	34,236
Total comprehensive loss	(7,411,498)	(4,200,351)
Comprehensive loss attributable to non-controlling interest	(46,942)	(108,990)
Comprehensive income attributable to common shares	$(7,364,556)	$(4,091,361)
See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In US Dollars)

			Additional				Accumulated
	Common Stock		Paid-in	Appropriated	Treasury	Accumulated	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Deficit	Income (Loss)	Total

Balance at January 1, 2009	22,593,000	$22,593	$20,600,460	$802,408	$(674,455)	$(443,829)	$4,503,022	$24,810,199

Stock - based compensation	-	-	281,175	-	-	-	-	281,175
Net loss for the year	-	-	-	-	-	(7,200,425)	-	(7,200,425)
Translation adjustments	-	-	-	-	-	-	(164,131)	(164,131)
Balance at December 31, 2009	22,593,000	$22,593	$20,881,635	$802,408	$(674,455)	$(7,644,254)	$4,338,891	$17,726,818

Stock - based compensation	-	-	44,874	-	-	-	-	44,874
Net loss for the year	-	-	-	-	-	(4,046,294)	-	(4,046,294)
Translation adjustments	-	-	-	-	-		(45,067)	(45,067)
Balance at December 31, 2010	22,593,000	$22,593	$20,926,509	$802,408	$(674,455)	$(11,690,548)	$4,293,824	$13,680,331
See accompanying notes to financial statements

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In US Dollars)

	Years Ended December 31,
	2009	2010
Cash flows from operating activities:
Net income	$(7,246,107)	$(4,234,587)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,601,616	1,554,035
Bad debts allowance	869,079	(109,002)
Inventory provision	1,749,523	459,063
Impairment of long-term investment	720,698	-
Research funding recognized by offsetting R&D expenses	-	(518,926)
Loss on disposing assets	30,489	11,540
Share-based compensation	281,175	44,874
Deferred tax asset	28,485	-
Changes in operating assets and liabilities:
Accounts receivable	(4,898,836)	321,518
Inventory	(1,903,493)	(4,132,009)
Prepayments, other receivables, and other assets	(197,605)	(948,771)
Accounts payable	(196,458)	5,544,106
Accruals and other payable, and other liabilities	80,613	680,989
Net cash used in operating activities	(9,080,821)	(1,327,170)

Cash flows from investing activities:
Purchase of fixed assets	(160,094)	(4,775,722)
Cash paid for acquisition of entities	(109,670)	-
Proceeds from disposal of fixed assets	29,154	11,364
Net cash used in investing activities	(240,610)	(4,764,358)

Cash flows from financing activities:
Due to related parties	(691,273)	(852,731)
Proceeds from (payment for) short-term bank facilities	5,813,568	(1,143,598)
Proceeds from long-term bank facilities	-	7,437,878
Restricted cash received (paid) related to pledge for loan facilities s	(4,341,112)	1,302,178
Prepaid deposit for long-term credit facilities	(439,502)	-
Research funding advanced	307,731	241,491

Net cash received from financing activities	649,412	6,985,218
Effect of changes in foreign exchange rates	(161,831)	(520,992)
Net increase (decrease) in cash and cash equivalents	(8,833,850)	372,698
Cash and cash equivalents, beginning of the year	15,024,363	6,190,513
Cash and cash equivalents, end of the year	$6,190,513	$6,563,211

Supplemental disclosures of cash flow information:
Cash paid for interest	$404,410	$801,450
Cash paid for income taxes	19,939	24,304
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

Well Planner Limited, a Hong Kong based entity;
Diguang Science and Technology (HK) Limited, a British Virgin Islands based entity;
Shenzhen Diguang Electronics Co., Ltd., a China based entity;
North Diamond;
Wuhan Diguang Electronics Co., Ltd.; and,
Dongguan Diguang Electronics Science and Technology Co., Ltd.
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

On April 30, 2009, Well Planner established wholly owned entity named Shenzhen Optimum Electronics Co., Ltd, “Shenzhen Optimum”, a China based entity.  Shenzhen Optimum concentrates in sales of large size LED TV sets manufactured by Diguang Electronics to domestic customers throughout China.

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

Foreign Currency Translations and Transactions

The Renminbi (“RMB”), the national currency of PRC, is the primary currency of the economic environment in which the operations of five subsidiaries, Diguang Electronics, Dihao, Wuhan Diguang, Dongguan Diguang S&T, and Shenzhen Optimum, are conducted. Hong Kong dollar is the primary currency of the economic environment in which the operations of Well Planner are conducted. The Company uses the United States dollars (“U.S. dollars”) for financial reporting purposes.

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

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis.  The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2009 and 2010 were adequate, respectively.  However, actual write-off might exceed the recorded allowance.

The following table presents allowance activities in accounts receivable.

	December 31,
	2009	2010

Beginning balance	$655,893	$1,529,505
Additions charged to expense	927,704	565,336
Recovery	-	-
Write-off	(54,092)	(111,392)
Ending balance	$1,529,505	$1,983,449

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

Construction in progress is stated at cost. The cost accumulation process starts from time the construction project is set-up and ends at the time the project has been put into service and all regulatory permits and approvals have been received. The interest costs incurred for these construction projects have been determined to be insignificant by management. No interest has been capitalized during the reporting period.

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

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

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

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Diguang Electronics is registered at Shenzhen and was subject to a favorable income tax rate at 15% compared with a statutory income tax rate of 33%, 30% for the central government and 3% for the local government.  And Diguang Electronics has been deemed a high-tech company by Shenzhen Bureau of Science, Technology & Information.  Under this category, Diguang Electronics has been entitled to enjoy a 50% exemption from enterprise income tax at the rate of 15% for the years from January 1, 2004 to December 31, 2006.  Diguang Electronics was subject to an income tax rate of 15% since January 1, 2007 according to the old tax law.  A newly enacted enterprise income tax law (“EIT Law”) was effective January 1, 2008.  The EIT Law imposes a unified EIT of 25% on all domestic-invested enterprises and foreign invested enterprises unless these foreign investment enterprises qualify under certain grand-father rules.  For enterprises like Diguang Electronics which enjoyed privileged preferential income tax rate of 15% under the old tax law, the applicable income tax rate should transit to 25% in 5 years, that is, 18% in the year ended December 31, 2008, 20%, 22%, 24% and 25% in the following four years ending December 31, 2009, 2010, 2011 and 2012, and 25% ever after.  So the applicable income tax rate for Diguang Electronics is 22% for the year ended December 31, 2010.

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

Dihao is registered at Yangzhou and has been deemed a high-tech company by Yangzhou Bureau of Science, Technology and Information. Under this category, Dihao was entitled to enjoy a 100% exemption of corporate income tax for the two years from January 1, 2006 to December 31, 2007 and a 50% exemption of corporate income tax for the following three years from January 1, 2008 to December 31, 2010 in accordance with the preferential rules established by Yangzhou local tax authority on August 2, 1999.  Under the new EIT Law, the income tax rate for Dihao is 25%; the applicable income tax rate for Dihao is 12.5% for the three years ending December 31, 2010.

Wuhan Diguang is registered in Wuhan. As a manufacturing company with foreign investment set up before March 16, 2007, Wuhan Diguang entitled to enjoy a 100% exemption of corporate income tax for the first two years of operations with a profit position and a 50% exemption of corporate income tax for the following three years.  After the five-year exemption period, Wuhan Diguang will subject to the unified income tax rate of 25% in accordance with new EIT Law. It is the first year for Wuhan Diguang to enjoy 50% exemption, which is 12.5% of income tax in 2010.

Dongguan Diguang S&T is registered at Dongguan of Guangdong Province and is entitled to enjoy a 100% exemption of corporate income tax for the first two years of operation and a 50% exemption of corporate income tax for the following three years and will subject to the unified income tax rate of 25% after the five-year exemption period. Dongguan Diguang S&T has used up its two years’ 100% exemption in the years 2008 and 2007, even though it suffered losses in these two years.  It is the second year for Dongguan Diguang S&T to enjoy 50% exemption of income tax in 2010.

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

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

Retained Earnings

It is the intention of the Company to reinvest earnings generated from the operations of its foreign subsidiaries and retained in those foreign subsidiaries.  Accordingly, no provision has been made for U.S. income and foreign withholding taxes since there was no earnings repatriated.

NOTE 2 ─ SUMMARY OF ACCOUNTING POLICIES (Continued)

Appropriations to Statutory Reserve

Under the corporate law and relevant regulations in China, each subsidiary of the Company located in the mainland China (Diguang Electronics, Dihao, Wuhan Diguang, Dongguan Diguang S&T, Shenzhen Optimum) is required to appropriate a portion of its retained earnings to statutory reserve.  It is required to appropriate 10%(the proportion is 15% before 2006) of its annual after-tax income (under Chinese GAAP) each year to statutory reserve until the statutory reserve balance reaches 50% of the registered capital.  Total registered capital of the five subsidiaries located in China is $24.6 million and in theory total statutory reserve to be appropriated is $12.3 million; as of December 31, 2010, the Company had statutory reserve of $0.8 million and there was further $11.5 million to be appropriated if all the five companies had enough after-tax income in future.  In general, the statutory reserve shall not be used for dividend distribution purpose.

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

Recently Issued Accounting Pronouncements Adopted

FASB ASU 2010-09

In February 2010, FASB issued ASU No. 2010-9, “Amendments to Certain Recognition and Disclosure Requirements”. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements.  According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP.  The amendment is effective immediately.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

FSAB ASU 2010-06

In January 2010, FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements.”  This update provides amendments to Subtopic 820-10 that requires new disclosure as follows:  1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2) Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows:  1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.  2) Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2010-29

The FASB has issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.”  This ASU reflects the decision reached in EITF Issue No. 10-G.  The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Reclassification

Certain line items presented on the comparative financial information have been reclassified to conform to the presentation of current financial statements.

NOTE 3 ─ INVENTORIES

The inventories are as follows:

	December 31,
	2009	2010

Raw materials	$5,661,873	$7,457,009
Work in progress	1,504,063	3,046,291
Finished goods	3,092,724	3,972,411
Consignment goods	699,751	1,057,932

	$10,958,411	$15,533,643
Provision	(3,519,124)	(4,134,441)

Inventories, net	$7,439,287	$11,399,202

NOTE 4 ─ PLANT, PROPERTY AND EQUIPMENT

A summary of property, plant and equipment at cost is as follows:

	December 31,
	2009	2010

Land usage rights	$3,199,461	$3,278,945
Plant and office buildings	11,493,931	11,887,337
Machinery	5,282,122	5,819,686
Office equipment	1,425,128	1,886,765
Vehicles	277,171	363,750
Software	153,309	158,556
Leasehold improvement	2,096,803	1,985,626

	$23,927,925	$25,380,665
Accumulated depreciation	(6,191,159)	(7,876,888)

	$17,736,766 $	17,503,777

The depreciation and amortization for the years ended December 31, 2009 and 2010 were $1.6 million and $1.5 million, respectively.

NOTE 5 ─ CONSTRUCTION IN PROCESS

The Company began to construct a manufacturing facility for production of large size LED products in the Guangming District of Shenzhen City at the beginning of 2010. Total budgeted capital investment for this facility is estimated to be $10.5 million excluding cost of land usage right, which was already acquired in the year of 2007. As of December 31, 2010, total construction cost occurred for the new facility was $8.1 million, among which, $3.9 million was still outstanding for further payments. The external portion of the facility has been completed and the interior decoration has not started on December 31, 2010 due to shortage of funds.  The Company estimates that the interior decoration will cost additional $2.4 million in order to make this facility to be functional.

NOTE 6 ─ BANK LOANS

Bank loans from Shenzhen Ping’an Bank

Short term bank loans

Diguang Electronics has acquired bank loan facilities of RMB30 million, equivalent to $4.6 million as of December 31, 2010, from Shenzhen Ping’an Bank. The RMB30 million bank loan facility was pledged by buildings in Dongguan Diguang S&T with a net book value of $3.7 million.

As of December 31, 2010, the Company fully used the RMB30 million bank facilities and borrowed RMB30 million, equivalent to $4,545,455, from Shenzhen Ping’an Bank with a prevailing annual rate of 5.47%.  All of these bank loans will fall due in the first half year of 2011, among which, $1.5 million, $1.1 million, and $2.0 million will fall due on June 6, May 30, and May 13, 2011, respectively.

Fully guaranteed import financing loans

In addition to the abovementioned RMB30 million bank loan facilities, Diguang Electronics also received import financing loans from Shenzhen Ping’an Bank.  The import financing loans were nominated in US Dollars and were fully guaranteed by equivalent deposit of cash in RMB.  The Company entered into such loan agreements to earn some interest income since there were different interest rates for US Dollars and RMB.

As of December 31, 2010, the Company pledged RMB20.5 million, equivalent to $3.1 million, for loans of $2,996,989 from Shenzhen Ping’an Bank under the import financing agreements.  As of January 12, 2011, the Company paid out the loans and received pledged deposit of cash at the maturity of loans.

Loan agreements with China Development Bank Co., Ltd.

Long term loan received by Diguang Electronics

On November 10, 2009, Diguang Electronics entered into a 5 year long-term loan agreement with China Development Bank Co., Ltd. to borrow RMB100 million for the construction of the new facility located in the Guangming District of Shenzhen City.  On December 30, 2009, Diguang Electronics paid RMB3 million to China Development Bank as 5 year guarantee expense for the RMB100 million bank facilities, upon which the bank facilities formally became effective.

The RMB100 million banking facilities are secured by the followings: (1) two joint and several personal guarantees from Mr. Yi Song and Mr. Hong Song (directors of the Company); (2) collateral placed on the office space owned by Diguang Electronics with a carrying amount of $2.3 million; and (3) collateral placed on the land use rights of the land on which the new manufacturing facility was located, which has a carrying amount of $2.4 million.

NOTE 6 ─ BANK LOANS (Continued)

Loan agreements with China Development Bank Co., Ltd. (Continued)

Long term loan received by Diguang Electronics (Continued)

As of December 31, 2010, Diguang Electronics had received RMB57.2 million, equivalent to $8,665,152, from China Development Bank Co., Ltd.  The bank loans under the RMB100 million bank loan facility agreement should be repaid in four years ever since June 15, 2011. Accordingly, the $8,665,152 bank loans received should be paid in stages as below:

Amount
Loans fall due in 2011	$1,590,910
Loans fall due in 2012	4,280,303
Loans fall due in 2013	2,793,939

$8,665,152

Long term loan received by Dongguan Diguang S&T

On May 25, 2010, Dongguan Diguang S&T entered into a loan agreement with China Development Bank Co., Ltd. for RMB30 million bank facilities.  The bank facilities provided by the Bank aimed to replenish working capital for a specified customer’s purchase orders and the issuances of loan proceeds were tied up with purchase orders received from the specific customer.

The RMB30 million banking facilities are secured by the followings: (1) joint and several liabilities guarantee from Diguang Electronics; (2) all the interest and income related to the lease agreement between Dongguan Diguang S&T’s and Diguang Electronics, by which Dongguan Diguang S&T leased its plants to Diguang Electronics for an annual rental of RMB4.6 million, equivalent to $0.7 million as of December 31, 2010; (3) all the interest and income related to sales contract between Dongguan Diguang S&T and the specified customer.

On July 9, 2010, Dongguan Diguang S&T received RMB4.0 million, equivalent to $597,863, from China Development Bank Co., Ltd.  According to loan agreement, $0.24 million of the loan should be repaid in 2011, and the other $0.24 million and $0.12 million should be repaid in 2012 and 2013, respectively.

Since Dongguan Diguang S&T had not received enough purchase orders as expected from the specific customer, the Company estimated that the rest bank facilities of RMB26 million was no longer available.

NOTE 7 ─ INCOME TAXES

The income before income taxes in 2009 and 2010 respectively, was as following:

	Years Ended December 31,
	2009	2010

Loss in China entities	$(5,130,661)	$(3,588,937)
Loss in non-China and non-US entities	(579,488)	(1,260,030)
Loss in U.S. entity	(6,158,468)	(4,897,990)
Elimination during consolidation process	4,664,861	5,553,583

Loss before income taxes	$(7,203,756)	$(4,193,374)

NOTE 7 ─ INCOME TAXES (Continued)

The income tax provision was as follows:

	Years Ended December 31,
	2009	2010
Current:
China	$13,866	$41,213
Federal	-	-
State	-	-
	$13,866	$41,213
Deferred:
China	28,485	-
The U.S.	-	-

	$42,351	$41,213

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components that give rise to deferred tax assets as of December 31, 2009 and 2010 were as follows:

	December 31,
	2009	2010
Current:
Bad debt allowance	$281,340	$399,149
Inventory provision	660,191	1,033,610
	941,531	1,432,759

Non-current:
Net operating loss carry forwards	1,644,182	2,651,433

Valuation allowance	(2,585,713)	(4,084,192)

Net deferred tax assets:	$-	$-

Management estimates that it is more likely than not that the potential economic benefits of the net operating loss will not be materialized in the near future.  Accordingly, a full amount of valuation allowance was provided.

The difference between the effective income tax rate and the expected federal statutory rate was as follows:
	Years Ended December 31,
	2009	2010

Statutory rate	(34)%	(34)%
Permanent difference	-	(1)
Valuation allowance	35	36

Effective income tax rate	1%	1%

NOTE 8 ─ STOCK OPTIONS

The Company recognized the share-based compensation cost based on the estimated grant-date fair value. There were no stock options issued before January 1, 2006.

From February 25, 2006 to December 31, 2009, the Company issued stock option to purchase 1,504,000 shares of its common stock with total fair value of $6,218,888.  During the year ended December 31, 2009, the Company issued stock option to purchase 50,000 shares of it common stock at $0.51 per share with a fair value of $24,500.

The share-based compensation recognized for stock options granted was $281,175 and $44,874 for the years ended December 31, 2009 and 2010, respectively.   No tax benefit was recognized for the share-based compensation due to the stock options granted.  The total intrinsic value of options exercised during the years ended December 31, 2009 and 2010, was approximately $0, and $0, respectively, as no stock options were exercised in each respective year since they were granted.

Assumptions

The disclosure of the above fair value for these awards was estimated using the Black-Scholes option pricing model with the assumptions listed below:

Years Ended December 31,
	2009	2010

Expected volatility	129.64% to 204.74%	N/A
Weighted average volatility	N/A	N/A
Expected life	7 years	N/A
Risk free interest rate	0.98% to 3.75%	N/A

The expected volatilities are essentially based on the historical volatility of the Company’s stock.  The observation was made on a daily basis.  The periods of observation covered were from March 17, 2006 through the grant day for all the options granted in 2009.  The expected terms of stock options are based on the average vesting period and the contractual life of stock options granted.

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

NOTE 8 ─ STOCK OPTIONS (Continued)

Awards generally vest over four years in equal installments on the next four succeeding anniversaries of the grant date.  The share-based compensation will be recognized based on graded vesting method over the four years or over the three years regarding the options granted to directors in order to match their directorship terms.  A summary of option activities under the 2006 Plan during the years ended December 31, 2009 and 2010 is presented as follows:

Stock Options	Shares	Weighted- Average Exercise Price($)	Weighted - Average Remaining Contractual Term(years)

Outstanding at January 1, 2009	1,288,667	1.69	9.13
Exercisable at January 1, 2009	247,667	4.86	7.53
Granted	50,000	0.51	-
Exercised	-	-	-
Forfeited or expired	(136,750)	-	-
Outstanding at December 31, 2009	1,201,917	1.77	8.79
Exercisable at December 31, 2009	599,611	2.82	6.53
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	(70,000)	-	-
Outstanding at December 31, 2010	1,131,917	1.77	6.67
Exercisable at December 31, 2010	669,694	3.03	5.76

On July 15, 2007, the Company entered into a two years Consultancy Agreement with Mr. Chen Min. On July 10, 2009, just before termination of the Consultancy Agreement, the Board of Directors granted stock option to Mr. Chen Min to purchase 50,000 shares of its common stock for the past consulting service rendered. The stock option vested at the grant date and the option may be exercised for sixty months after termination of the above mentioned Consultancy Agreement. The share option has a fair value of $24,500 and was recognized as compensation cost immediately upon the granting.

The trading price of the Company stock at December 31, 2009 and 2010 was $0.26, and $0.44 per share, respectively.  Intrinsic value for outstanding and exercisable options as of December 31, 2009 was $107,360 and $30,840, and intrinsic value for outstanding and exercisable options as of December 31, 2010 was $217,200 and $68,000, respectively.

As of December 31, 2010, the total unrecognized stock-based compensation based on fair value on the granting date related to non-vested stock options was $23,137.  That cost is expected to be recognized over a period of two years.

NOTE 9 ─ EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods as indicated:

	Years Ended December 31,
	2009	2010

Numerator:
Net loss attributable to common shareholders	$(7,200,425)	$(4,046,294)
Net loss used in computing diluted earnings per share	$(7,200,425)	$(4,046,294)

Denominator:
Weighted average common shares outstanding – basic	22,072,000	22,072,000
Potential diluted shares from stock options granted
Weighted average common share outstanding – diluted	22,072,000	22,072,000
Basic losses per share	$(0.33)	$(0.18)
Diluted losses per share	$(0.33)	$(0.18)

NOTE 10 ─ RESEARCH FUNDING ADVANCED

The Company’s subsidiaries, Diguang Electronics, Dihao, and Dongguan Diguang S&T, received research funding from local governments. Local governments usually provide research fund to companies to support development of specific products with a requirement for the developed products to meet certain standards.  The Company recorded the research fund received as a liability and recognized the fund in income statement to offset research and development expenses when the development projects were successfully completed.  The research fund recognized in income statement to offset research and development expenses were $0 million and $0.5 million, respectively, for the years ended December 31, 2009 and 2010.

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

	Years Ended December 31,
	2009	2010

Sales to China domestic customers	$17,785,350	$26,124,418
Sales to international customers	26,289,899	38,802,668
	$44,075,249	$64,927,086

	Domestic	International
	Customers	Customers	Total

2009
Revenue	$17,785,350	$26,289,899	$44,075,249
Gross margin	8%	8%	8%
Receivable	6,469,337	7,502,749	13,972,086
Inventory	7,439,287	-	7,439,287
Property and equipment	17,868,845	-	17,868,845
Expenditures for long-lived assets	160,094	-	160,094

2010
Revenue	$26,124,418	$38,802,668	$64,927,086
Gross margin	9%	7%	8%
Receivable	5,472,995	8,666,587	14,139,582
Inventory	11,399,202	-	11,399,202
Property and equipment	17,503,777	-	17,503,777
Expenditures for long-lived assets	4,775,722	-	4,775,722

NOTE 12 ─ QUARTERLY FINANCIAL DATA

Summarized quarterly financial data for 2009 and 2010 is as follows:

	Quarterly Financial Data
2009	First	Second	Third	Fourth
Net sales	$5,999,853	$10,203,137	$13,456,366	$14,415,893
Gross profit	621,365	399,981	938,160	1,591,875
Net loss attributable to common shares	(1,210,418)	(1,837,175)	(1,217,550)	(2,869,739)
Basic earnings(loss) per share	$(0.06)	(0.08)	(0.06)	$(0.13)

	Quarterly Financial Data
2010	First	Second	Third	Fourth
Net sales	$12,484,194	$17,042,646	$19,050,932	$16,349,314
Gross profit	1,704,354	1,539,053	1,511,898	220,363
Net loss attributable to common shares	(576,825)	126,794	(855,089)	(2,741,174)
Basic earnings(loss) per share	$(0.03)	0.01	$(0.04)	$(0.12)

NOTE 13 ─ UNCERTAINTY ON GOING CONCERN

The Company has incurred consecutive losses for four years since 2007 and has a working capital deficit of $1.8 million as of December 31, 2010.  The cash flows from operating activities for the past three years were all negative.  Management is fully aware of the current situation and knows the demand for cash from its operating activities and completion of building up its manufacturing facility.  Management is planning to do its best to secure more loans from commercial banks by collateralizing its properties located in Dongguan.  Management believes that the Company should be able to obtain more loans from commercial banks based on the properties it owns and the fact that the market value of these properties has appreciated substantially under the trend of China property market.  However, there is no assurance that management could succeed in its endeavor to obtain more loans from commercial banks.

NOTE 14 ─ SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2010 up through the date the Company issued these financial statements.  During this period the Company did not have any material recognizable subsequent events.

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