Form 10-Q
period 2011-03-31
DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
filed 2011-06-14
CIK 1158722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________.

Commission File Number:
001-3312

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 14, 2011, the Company had 22,072,000 shares of common stock issued and outstanding.

Diguang International Development Co., Ltd.
Form 10-Q
For the Quarter Ended March 31, 2011

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

The accompanying financial statements should be read in conjunction with the notes to the aforementioned financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year or any other period.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED BALANCE SHEETS
(In US Dollars)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,426,251	$6,563,211
Restricted cash		3,141,546
Accounts receivable, net of allowance for doubtful accounts $1,996,054 and $1,983,44	12,369,487	14,139,582
Inventories, net of provision $4,200,836 and $4,134,441	11,201,927	11,399,202
Other receivables, net of provision $122,323 and $122,323	677,653	752,663
VAT recoverable	(26,369)	181,736
Advance to suppliers	2,364,932	1,502,805
Total current assets	31,013,881	37,680,745

Plant, property and equipment, net	17,310,979	17,503,777
Construction in process	9,422,222	8,085,261
Long-term prepayments	366,507	363,636
Total assets	$58,113,589	$63,633,419
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank loans	$6,450,460	$9,375,777
Accounts payable	23,765,397	25,264,404
Advance from customers	1,917,728	647,547
Accruals and other payables	675,796	2,549,137
Accrued payroll and related expense	866,404	945,196
Income tax payable	504,155	539,805
Amount due to stockholders – current	380,804	130,655
Total current liabilities	34,560,744	39,452,521

Long-term bank loans	8,643,464	7,437,878
Research funding advanced	703,427	697,917
Total non-current liabilities	9,346,891	8,135,795

Total liabilities	43,907,635	47,588,316

Equity:
Common stock, par value $0.001 per share, 50 million shares authorized, 22,593,000 and 22,593,000 shares issued, 22,072,000 and 22,072,000 shares outstanding	22,593	22,593
Additional paid-in capital	20,937,727	20,926,509
Treasury stock at cost	(674,455)	(674,455)
Appropriated earnings	802,408	802,408
Accumulated deficit	(13,746,840)	(11,690,548)
Translation adjustment	4,524,643	4,293,824
Total stockholders’ equity	11,866,076	13,680,331
Non-controlling interest	2,339,878	2,364,772
Total equity	14,205,954	16,045,103

Total liabilities and stockholders’ equity	$58,113,589	$63,633,419

See accompanying notes to financial statements

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In US Dollars)

	Three months ended March 31
	2011	2010
	(Unaudited)	(Unaudited)
Revenues:
Revenues, net	$13,409,910	$12,484,194
Cost of sales	(13,070,023)	(10,779,840)

Gross profit	339,887	1,704,354

Selling expense	607,432	600,831
Research and development	520,459	528,984
General and administrative	1,145,934	1,068,932
Loss on disposing assets	-	2,686

Loss from operations	(1,933,938)	(497,079)

Interest income (expense), net	(285,374)	(169,226)
Investment income (expense)		-
Other income (expense)	120,012	38,592

Loss before income taxes	(2,099,300)	(627,713)

Income tax provision	(386)	-

Net loss	(2,099,686)	(627,713)

Net income (loss) attributable to non-controlling interest	(43,394)	(50,888)

Net loss attributable to common shares	$(2,056,292)	$(576,825)

Weighted average common shares outstanding – basic	22,072,000	22,072,000

Losses per share – basic	(0.09)	(0.03)

Weighted average common shares outstanding – diluted	22,072,000	22,072,000

Loss per share – diluted	(0.09)	(0.03)

Comprehensive loss:
Net loss	$(2,099,686)	$(627,713)
Translation adjustment	249,318	(38,965)
Comprehensive loss	(1,850,368)	(666,678)
Comprehensive loss attributable to non-controlling interest	(24,895)	(50,853)

Comprehensive income attributable to common shares	$(1,825,473)	$(615,825)

See accompanying notes to financial statements.

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In US Dollars)

	Three months ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,099,686)	$(627,713)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	505,560	446,606
Bad debts allowance	-	62,698
Inventory provision	66,131	(33,398)
Loss on disposing assets	21,048	2,686
Share-based compensation	11,219	11,219
Changes in operating assets and liabilities:
Accounts receivable	1,751,721	(1,999,455)
Inventory	132,832	(2,535,342)
Other receivables	73,740	63,989
VAT recoverable	206,464	(466,465)
Prepayments and other assets	(861,670)	(707,798)
Accounts payable	(1,298,342)	1,939,835
Accruals and other payable	(1,937,684)	28,130
Advance from customers	1,265,088	6,257
Accrued interest payable to related parties	55,057	-
Taxes payable	(35,338)	(11,207)

Net cash used in operating activities	(2,143,860)	(3,819,958)

Cash flows from investing activities:
Purchase of fixed assets	(1,895,497)	(1,257,632)
Proceeds from disposal of fixed assets	19,242	209

Net cash used in investing activities	(1,876,255)	(1,257,423)

Cash flows from financing activities:
Due to related parties	195,092	(597,568)
Repayments for short-term bank facilities	(2,914,074)	(1,438,624)
Proceeds from import financing loans	-	2,970,691
Restricted cash pledged for import financing loans	-	(2,970,691)
Proceeds from long-term loan facilities	1,211,096	6,592,731

Net cash (used)/received from financing activities	(1,507,886)	4,556,539
Effect of changes in foreign exchange rates	265,995	(39,255)
Net increase (decrease) in cash and cash equivalents	(5,262,006)	(560,097)
Cash and cash equivalents, beginning of the year	6,563,211	6,190,513
Cash and cash equivalents, end of the year	$1,301,205	$5,630,416

Supplemental disclosures of cash flow information:
Cash paid for interest	275,432	120,912
Cash paid for income taxes	386	-

See accompanying notes to financial statements

NOTE 1 ─ ORGANIZATION AND OVERVIEW OF BUSINESS

Diguang International Development Co., Ltd., formerly known as Online Processing, Inc., “Online,” was established under the laws of the State of Nevada in 2000.  On January 10, 2006, Online entered into a stock exchange agreement with Diguang International Holdings Limited., “Diguang Holdings.”  On March 17, 2006, Online issued 2.4 million shares of its common stock in exchange for the gross proceeds of $12 million and issued 18,250,000 shares of its common stock in exchange for 100% equity interest in Diguang Holdings, making Diguang Holdings a wholly owned subsidiary of Online.  Consummating the above two transactions simultaneously, Online and Diguang Holdings successfully fulfilled their contractual obligations, respectively, under the stock exchange agreement on March 17, 2006.  One of the conditions to closing the transaction was changing the name from Online Processing, Inc. to “Diguang International Development Co., Ltd.,” and the name was changed on February 28, 2006.

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

The Company’s headquarter is located in Shenzhen, China. The Company owns its subsidiaries through Diguang Holdings.  Diguang Holdings was established under the law of the British Virgin Islands on July 27, 2004 and holds equity interests in the following entities:

·	Well Planner Limited, a Hong Kong based entity;
·	Diguang Science and Technology (HK) Limited, a British Virgin Islands based entity;
·	Shenzhen Diguang Electronics Co., Ltd., a China based entity;
·	North Diamond;
·	Wuhan Diguang Electronics Co., Ltd.;
·	Dongguan Diguang Electronics Science and Technology Co., Ltd.; and
·	Shenzhen Optimum Electronics Co., Ltd.

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

On December 29, 2007, Diguang Holdings acquired 100% interest in Dongguan Diguang Electronics Science and Technology Co. Ltd., “Dongguan Diguang S&T.”  On January 1, 2008, Diguang Holdings assigned 70% of interest in Dongguan Diguang S&T to Diguang Electronics. Dongguan Diguang S&T was established under the laws of the People’s Republic of China on February 16, 2004 and has been used by Diguang Electronics as the production base since its inception.  Dongguan Diguang S&T has started its manufacturing activities since 2008.

On April 30, 2009, Well Planner established a wholly-owned entity named Shenzhen Optimum Electronics Co., Ltd, “Shenzhen Optimum,” a China based entity.  Shenzhen Optimum concentrates in sales of large size LED TV sets manufactured by Diguang Electronics to domestic customers throughout China.

NOTE 2 ─ RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements Adopted

FASB ASU 2010-09
In February 2010, FASB issued ASU No. 2010-9, “Amendments to Certain Recognition and Disclosure Requirements.” This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective immediately. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 2 ─ RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

FASB ASU 2010-29

The FASB has issued ASU No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.”  This ASU reflects the decision reached in EITF Issue No. 10-G.  The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations,that enters into business combinations that are material on an individual or aggregate basis.  The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

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

The Company regularly evaluates and monitors the creditworthiness of each customer on a case-by-case basis.  The Company includes any accounts balances that are determined to be uncollectible in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to management, the Company believes that its allowance for doubtful accounts as of December 31, 2010 and March 31, 2011 were adequate, respectively.  However, actual write-off might exceed the recorded allowance.

The following table presents allowance activities in accounts receivable.

	March 31,	December 31,
	2011	2010
	(Unaudited)

Beginning balance	$1,983,449	$1,529,505
Additions charged to expense	12,605	565,336
Write-off	-	(111,392)

Ending balance	$1,996,054	$1,983,449

NOTE 4 ─ INVENTORIES

The inventories are as follows:

	March 31,	December 31,
	2011	2010
	(Unaudited)

Raw materials	$8,039,847	$7,457,009
Work in progress	1,889,479	3,046,291
Finished goods	5,196,122	3,972,411
Consignment goods	277,315	1,057,932

	$15,402,763	$15,533,643
Provision	(4,200,836)	(4,134,441)

Inventories, net	$11,201,927	$11,399,202

NOTE 5 ─ PROPERTY, PLANT, AND EQUIPMENT

A summary of property, plant and equipment at cost is as follows:

	March 31,	December 31,
	2011	2010
	(Unaudited)

Land usage rights	$3,303,974	$3,278,945
Plant and office buildings	11,978,080	11,887,337
Machinery	5,984,220	5,819,686
Office equipment	1,940,109	1,886,765
Vehicles	320,988	363,750
Software	159,767	158,556
Leasehold improvement	1,945,042	1,985,626

	$25,632,180	$25,380,665
Accumulated depreciation	(8,321,201)	(7,876,888)
	$17,310,979	$17,503,777

The depreciation and amortization for the three months ended March 31, 2011 and 2010 were $444,313 and $424,630 respectively.

NOTE6 ─ CONSTRUCTION IN PROCESS

The Company is constructing a manufacturing facility for the production of large-size LED products in Guangming District of Shenzhen City.  The total budgeted capital investment for this facility is estimated to be $10.5 million, excluding cost of land usage right.  As of March 31, 2011, the cost of construction in process was $9,422,222.

NOTE 7 ─ RELATED PARTY TRANSACTIONS

Related Party Relationships

Name of Related Parties	Relationship with the Company

Mr. Yi Song	One of the shareholders of the Company
Mr. Hong Song	One of the shareholders of the Company
Shenzhen Diguang Engine & Equipment Co., Ltd., a China based entity	80% owned by Mr. Yi Song and 20% owned by Mr. Hong Song
Sino Olympics Industrial Limited	The representative of Song’s brothers

The break-down details of due to related parties were summarized as follows:

Amount due to	Stockholders

Balance at December 31, 2009	$130,655
Accrued interest	250,149
Balance at March 31, 2010	$380,804

NOTE 7 ─ RELATED PARTY TRANSACTIONS (Continued)

Prior to Diguang Holdings acquiring 100% of the equity interest of Dongguan Diguang S&T, Sino Olympics Industrial Limited, “Sino Olympics,” owns 92% of the interest and Shenzhen Diguang Engine & Equipment owns the remaining 8% of the interest of Dongguan Diguang S&T.  Accordingly, the entire consideration of $4.2 million from Diguang Holdings was allocated $3,864,000 to Sino Olympics and $336,000 to Shenzhen Diguang Engine & Equipment.  Based on the fact that Mr. Yi Song and Mr. Hong Song are the owners of both Sino Olympics and Shenzhen Diguang Engine & Equipment, the entire consideration of the $4.2 million was treated as an amount due to Mr. Yi Song and Mr. Hong Song.  Of the $4.2 million acquisition price, $2 million was paid in cash before the end of 2007 and the remaining balance of $2.2 million should have been repaid through four installment payments on June 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively.  The balance of $380,804 was overdue as of March 31, 2011.

NOTE 8 ─ BANK LOANS

Bank loans from Shenzhen Ping’an Bank

Short term bank loans

Diguang Electronics has acquired bank loan facilities of RMB30 million. The RMB30 million bank loan facility was pledged by buildings in Dongguan Diguang S&T with a net book value of $3.6 million.

As of March 31, 2011, the Company fully used the RMB30 million bank facilities and borrowed RMB30 million, equivalent to $4,581,342, from Shenzhen Ping’an Bank with a prevailing annual rate of 6.5%.  All of these bank loans will fall due in the first half year of 2011, among which, $1.5 million, $1.1 million, and $2.0 million will fall due on June 6, May 30, and May 13, 2011, respectively.

Loans agreements with China Development Bank

Long term loan received by Diguang Electronics

On November 10, 2009, Diguang Electronics entered into a 5 year long-term loan agreement with China Development Bank Co., Ltd. to borrow RMB100 million for the construction of the new facility located in the Guangming District of Shenzhen City.  On December 30, 2009, Diguang Electronics paid RMB3 million to China Development Bank as 5 year guarantee expense for the RMB100 million bank facilities, upon which the bank facilities formally became effective. As of March 31, 2011, Diguang Electronics had received RMB66.1 million, equivalent to $10,023,385, from China Development Bank Co., Ltd.

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

On July 9, 2010, Dongguan Diguang S&T received RMB4.0 million, equivalent to $597,863, from China Development Bank Co., Ltd.  Among which RMB1.0 million, equivalent to $151,639, was repay in March.

Since Dongguan Diguang S&T had not received enough purchase orders as expected from the specific customer, the Company estimated that the rest of the bank facilities of RMB26 million was no longer available.

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

Stock Options	Shares	Weighted- Average Exercise Price	Weighted – Average Remaining Contractual Term
Outstanding at January 1, 2010	1,131,917	1.77	5.76
Granted	-
Exercised	-
Forfeited or expired	(16,000)
Outstanding at March 31, 2010	1,115,917	1.87	6.42
Exercisable at March 31, 2010	669,694	3.03	5.53

The trading price of the Company stock at March 31, 2011 and 2010 was $0.15 and $0.30 per share, respectively.  As of March 31, 2011, the exercise price of 471,917 shares of outstanding stock option was higher than trading price of the Company’s common stock and did not have any intrinsic value; the exercise price of the other 644,000 shares granted in December 2008 was lower than trading price and reported intrinsic value.  Intrinsic value for outstanding and exercisable options as of March 31, 2011 was $25,320 and $10,000, respectively.

NOTE 10 ─ EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share for the periods as indicated:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Numerator:
Net income (loss) attributable to the Company	$(2,056,292)	$(576,825)
Net income (loss) used in computing diluted earnings per share	$(2,056,292)	$(576,825)

Denominator:
Weighted average common shares outstanding – basic	22,072,000	22,072,000
Weighted average common share outstanding – diluted	22,072,000	22,072,000

Basic earnings per share	$(0.09)	$(0.03)
Diluted earnings per share	$(0.09)	$(0.03)

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

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Sales to China domestic customers	$4,257,335	$6,006,812
Sales to international customers	9,152,575	6,477,382

	$13,409,910	$12,484,194

	China	International
	Customers	Customers	Total

As of March 31, 2010
Revenue	$6,006,812	$6,477,382	$12,484,194
Gross margin	17%	10%	14%
Receivable	8,332,146	7,576,732	15,908,878
Inventory	10,008,084	-	10,008,084
Property and equipment	18,698,964	-	18,698,964
Expenditures for long-lived assets	1,257,632	-	1,257,632

As of March 31, 2011
Revenue	$4,257,335	$9,152,575	$13,409,910
Gross margin	5.4%	1.2%	2.5%
Receivable	5,566,361	6,803,126	12,369,487
Inventory	11,201,927	-	11,201,927
Property and equipment	17,310,979	-	17,310,979
Expenditures for long-lived assets

NOTE 12 ─ UNCERTAINTY ON GOING CONCERN

The Company has incurred consecutive losses for four years since 2007 and has a working capital deficit of $3.55 million as of March 31, 2011.  The cash flows from operating activities for the past three years were all negative.  Management is fully aware of the current situation and knows the demand for cash from its operating activities and completion of building its manufacturing facility.  Management is planning to do its best to secure more loans from commercial banks by collateralizing its properties located in Dongguan.  Management believes that the Company should be able to obtain more loans from commercial banks based on the properties it owns and the fact that the market value of these properties has appreciated substantially under the trend of China property market.  However, there is no assurance that management could succeed in its endeavor to obtain more loans from commercial banks.

NOTE 13 ─ SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2011 up through the date the Company issued these financial statements.  During this period the Company did not have any material recognizable subsequent events.

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

Business Overview

The Company specializes in the design, production and distribution of small to medium-sized Light Emitting Diode, “LED,” and Cold Cathode Fluorescent Lamp, “CCFL,” backlights for various Thin Film Transistor Liquid Crystal Displays, “TFT-LCD,” and Super-Twisted Nematic Liquid Crystal Display, “STN-LCD,” Twisted Nematic Liquid Crystal Display, “TN-LCD,” and Mono LCDs, taken together, these applications are referred to as “LCD” applications.  Those applications include color displays for cell phones, car televisions and navigation systems, digital cameras, televisions, computer displays, camcorders, PDAs and DVDs, CD and MP3/MP4 players, appliance displays and the like.

The Company’s headquarter is in Shenzhen, China. The Company conducts its business principally through the operations of Shenzhen Diguang Electronics Co., Ltd., “Diguang Electronics,” based in Shenzhen along with its main backlight manufacturing operation in Dongguan, Guangdong Province, China, Dihao Co., Ltd., based in Yangzhou, “Dihao” and Wuhan Diguang Electronics Co., Ltd, based in Wuhan, “Wuhan Diguang.” Shenzhen Diguang Electronics had approximately 1,374 full-time employees as of March 31, 2011.

Dihao is a 100% wholly-owned subsidiary of North Diamond.  The Company gained controlling interest of Dihao by acquiring 65% of North Diamond on January 3, 2007.  As of March 31, 2011, Dihao had approximately 172 full-time employees.

Wuhan Diguang was established on March 13, 2007 and commenced its operation on July 1, 2007.  Wuhan Diguang was established with the capacity to provide large inches of TFT-LCD which are mainly sold to its customers from Taiwan. Wuhan Diguang had approximately 422 employees as of March 31, 2011.

Dongguan Diguang Electronics Science and Technology Co. Ltd., “Dongguan Diguang S&T,” was established as the production base of Shenzhen Diguang Electronics Co Ltd.   It became a wholly-owned subsidiary of Diguang Holdings since December 30, 2007 following the acquisition.  As of March 31, 2011, Dongguan Diguang S&T had approximately 190 full-time employees.

Shenzhen Optimum Electronics Co., Ltd, “Shenzhen Optimum,” was established for sales of large size LED TV sets manufactured by Diguang Electronics to domestic customers throughout China. As of March 31, 2011, Shenzhen Optimum had approximately 19 full-time employees.

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

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

Revenue

Net revenue was approximately $13.4 million for the three months ended March 31, 2011, an increase of $0.9 million, or 7.41%, compared with $12.5 million for the same period in the prior year. The Company’s three manufacturing facilities in Dongguan, Wuhan, and Yangzhou contributed increases in sales revenue of $-0.5 million, $1.2 million, and $0.2 million, respectively, in the first quarter of 2011.

The Company’s total net revenue can be divided into international sales and domestic sales as follows:

	Three Months Ended March 31,
	2011	2010
International sales	9,152,575	6,477,000

Domestic sales	4,257,335	6,007,000

Total	13,409,910	12,484,000

Sales to international customers totaled $9.2 million for the three months ended March 31, 2011, representing an increase of $2.7 million, or a 42% decrease, compared with $6.5 million for the first quarter of 2010. The significant increase in international sales was due to an increase in the demand of LED backlight products.

Sales to domestic customers were $4.2 million for the first quarter of 2011, representing a decrease of $1.8 million, or a 30% decrease, compared with $6.0 million for the same period of 2010.  The decrease in domestic sales was due to some of the major customers starting to manufacture the LED backlight products by themselves, so the sales orders from those customers dropped significantly.

Domestic sales and international sales accounted for 32% and 68% of total sales revenue respectively in the current period, compared with 48% and 52% in the same period of the prior year.  The Company expects that the proportion of domestic sales will keep increasing on a going forward basis.

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

	Three Months Ended March 31,
	2011	2010
LED backlight	7,345,711	5,698,000

CCFL backlight	3,716,992	4,443,000

LCM	887,826	1,690,000

LED general lighting	27,958	236,000

Mini note-books	914,892	-

Liquid Crystal Display	516,531	417,000

Total	13,409,910	12,484,000

The Company’s product mix has changed continuously in recent years with the trend that the proportion of LED products sales is increasing and the proportion of CCFL products is decreasing.  For the first quarter of 2011, sales of LED products, which included LED backlights, LED LCM, LED general lights and LED monitors, amounted to $8.75 million, representing 65% of total sales revenue, whereas the CCFL products including CCFL backlights and CCFL LCM amounted to $3.74 million, representing 28% of total sales revenue.  Comparatively, the proportion of sales of LED products and CCFL products were 62% and 38% respectively in the first quarter of 2010.  LED products enjoy superiorities in contrast ratio, color gamut, localized dimming and low power consumption, which meet the environmental protection requirements of the market.  In addition, the small to mid size of LED backlights have advantages of lower cost than the same size of CCFL products.  The Company has concentrated in research and development of LED products in recent years and has adjusted its product mix by enhancing sales proportion of LED products gradually.  The Company expects the overall LED product shipments to grow and be more sustainable as the transition from CCFL to LED backlights becomes more compelling due to its high performance in all aspects.

Sales of LED backlight products totaled $7.3 million in the first quarter of 2011, representing an increase of $1.6 million, or a 28% increase, compared with $5.7 million in the same period of 2010.  The increase was due to the newly developed large size LED backlight products contributing $1.6 million in increase of sales revenue.

Sales of CCFL backlights totaled $3.7 million in the first quarter of 2011, representing a decrease of $0.7 million, or a 16% decrease, compared with $4.4 million for 2010.  The decrease in sale of CCFL was due to some of the major customers starting to manufacture the CCFL by themselves, so the sales orders from those customers dropped significantly.

Total revenue from sales of LCM decreased from $1.7 million in the first quarter of 2010 to $0.89 million in the first quarter of 2011, representing a decrease of approximately $0.81 million, or a 48% decrease.  Sales of LED backlighted LCM and CCFL backlighted LCM was $0.81 million and $0.08 million, accounting for 91% and 9%, respectively, for the first quarter of 2011.

Sales of Liquid Crystal Display (LCD) were $516,531 in the first quarter of 2011. The sales volume was approximately the same compared to the same period last year.

Sales of LED general lights decreased slightly from $236,000 in the first quarter of 2010 to $27,958 in the first quarter of 2011 due to aggressive competition.

Cost of Sales

Since the basic materials for all backlight products are similar, the Company discusses cost of sales in aggregate for all products.  Cost of sales was $13 million for the first quarter of 2011, representing an increase of $2.2 million, or a 20% increase, compared with $10.8 million for the first quarter in 2010.  Increase in cost of sales was primarily due to increase in sales volume.

Raw material cost was $11.2 million for the first quarter of 2011, representing an increase of $1.9 million, or a 20% increase, compared with $9.3 million for the first quarter of 2010.  The increase in raw material cost was primarily due to increases in sales volume and changes in product mix.  The percentage of raw material cost to total cost of sales was 86% for the first quarter of 2011, compared with 86% for the same period of 2010; which is for the same period in the prior year.  Raw materials cost accounted for 84% and 74% of total sales revenue in the first quarter of 2011 and 2010, respectively.

Labor cost was $784,201 for the first quarter of 2011, representing an increase of $7,201 or a 0.9% increase, compared with $777,000 for the same period of 2010.  The percentage of labor cost to total cost of sales was 6% for the first quarter in 2011, compared with 7% for the same period in 2010.  The increase of labor cost was mainly due to increased sales volume.  Labor cost accounted for 6% and 6% of total sales revenue in the first quarter of 2011 and 2010 respectively.

Production overhead was $1,050,162 for the first quarter of 2011, representing an increase of $334,162, or a 47% increase, compared with $716,000 for the first quarter of 2010.  The production overhead includes depreciation charges for fixed assets and amortization for building improvement, water and electricity expenses, repair expenses, and rentals, etc.  Due to the semi-variable nature of production overhead, the increase of production overhead is not directly associated with the increase of cost of sales.  Production overhead accounted for 12% and 6% of total sales revenue in the first quarter of 2011 and 2010 respectively.

Gross Margin

The overall gross margin for the first quarter of 2011 was 2.53%, compared with 14% for the first quarter of 2010. The management discusses the change in gross margin in the three major product categories of CCFL products, LED products and LCM below.

The gross margin of LED backlight products decreased from 10% in 2010 to 3.2% in 2011. The decrease was contributed by a competitive market and selling prices cannot be increased in line of cost of sales.

Gross margin of CCFL backlight products fell to 3% in 2011 from 14% in 2010. The Wuhan facility contributed most of the CCFL sales in 2011; but as an OEM factory, the gross margin in the Wuhan facility was very low, and the low margin in the Wuhan facility led to a decrease in the overall CCFL gross margin.

The gross margin for LCM had decreased from 6% in 2010 to -4% in 2011. The decrease was mainly caused by sales of LED LCM which had much lower selling prices in 2011 than in 2010.

 Regarding international sales, the gross margin was approximately 10% for the first quarter of 2011, representing a 2% increase, compared with 10% for the first quarter of 2010.  And for domestic sales, the gross margin was 17%, representing a 1% increase, compared with 17% for the first quarter of 2010.

Selling Expenses

Selling expenses were $607,432 for the first quarter of 2011, representing an increase of $6,432, or a 1% increase, compared with $601,000 for the first quarter of 2010.  The increase in selling expenses was primarily attributed to increased commission paid for increased revenue.

Selling expenses accounted for 4.5% and 5% of total sales revenue in the first quarter of 2011 and 2010 respectively.

Research and Development Expenses

The net research and development expenses were $520,459 for the first quarter of 2011, representing a decrease of $3,541, or a 0.67% decrease, compared with $524,000 for the first quarter of 2010. The increase was mainly an increase in payroll expenses and raw materials costs, due to increased research and development activities on new products.

Research and development expenses accounted for 3.88% and 4% of total sales revenue in the first quarter of 2011 and 2010 respectively.

General and Administrative Expenses

General and administrative expenses were $1.14 million for the first quarter of 2011, which was approximately the same as for the first quarter of 2010.  General and administrative expenses mainly include payroll, share-based compensation, water and electricity expenses, depreciation and insurance expenses, rental expenses and professional service fee, etc.

General and administrative expenses accounted for 8.54% and 9% of total sales revenue in the first quarter of 2011 and 2010 respectively.

Interest Expense

The net interest expenses was $285,374 for the first quarter of 2011, representing an increase of $116,374, or a 68.86% increase, compared with $169,000 in the first quarter of 2010.  With continuous losses through its operating activities, the Company had to seek more funds from bank loans to support its working capital demands.  As of March 31, 2011, the balance of short-term and long-term loans from bank was $15 million, while as of March 31, 2010, the balance of short-term and long-term bank loans was $18.3 million.  The interest expenses increased in line with an increase in bank loans and other forms of financing.

Interest expenses accounted for 2.12% and 1.4% of total sales revenue in the first quarter of 2011 and 2010 respectively.

Income Tax Provision

There was no income tax provision for the first quarter of 2011 and 2010.  As all operating subsidiaries of the Company suffered losses during the first quarter of 2010, no income tax was provided.

Net Loss

Net loss was $2 million for the first quarter of 2011, compared with a net loss of $577,000 for the same period of 2010. Net loss increased mainly due to increase in cost of sale.

Losses per Share

The basic losses per share were $0.09 for the first quarter of 2011, compared with basic losses per share of $0.03 for the first quarter of 2010.  Increase in basic losses per share was due to an increase of net loss occurred in the first quarter of 2011.

Liquidity and Capital Resources

As of March 31, 2011 and December 31, 2010, the Company had cash and cash equivalents of $4.4 million and $6.6 million, respectively.  The Company’s working capital was approximately -$3.5 million and -$1.8 million, respectively, as of March 31, 2011 and December 31, 2010.

The Company’s operations were currently financed mainly by bank loans.  As of March 31, 2011, balance of short term and long term bank loans was $15.1 million.  As of March 31, 2011, total bank facility of the company granted from bank was RMB 133,000,000, equivalent to $20.2 million and the bank facility available to the Company was RMB33.9 million, equivalent to $5.1 million, which was provided by China Development Bank.  As the Company has the property in Dongguan facility with net carrying amount of $3.5 million not yet pledged against bank loan or loan facilities, the Company expects to be able to apply for additional bank facilities using the property as collateral.

The Company is now constructing a new manufacturing facility in the Guangming District of Shenzhen City, and the capital commitment on construction of the facility was $10.5 million as of March 31, 2011.

The cash on hand and bank facilities available are enough to meet the Company’s capital commitments and day-to-day requirements at current operating level.  The Company may need to seek further financing resources to supplement operating cash flows if its operating activity expands more rapidly. As abovementioned, the Company could apply for additional bank facilities using the property as collateral.

For the three months ended March 31, 2011, net cash used by operating activities was $2.1 million, which represented a decrease of $1.7 million as compared to the net cash used by operating activities of $3.8 million for the same period of the prior year.

As of March 31, 2011, net cash from accounts receivable increased by $1.7 million, which was fully mitigated by cash provided from a decrease in accounts payables.  The Company usually provided longer credit terms to domestic customers than international customers.  With the proportion of domestic sales revenue increasing, more working capital was tied in accounts receivable.  The Company also relied on financings from its suppliers currently, which may lead to potential risks for its future operating.   As of March 31, 2011, net cash occupied by inventory increased by $1.3 million; the increased inventory was prepared for increased sales orders for the subsequent period.

Net cash used in investing activities was $43,226 for the three months ended March 31, 2011, which was paid for construction of the new manufacturing facility in the Guangming District of Shenzhen City.

Net cash used in financing activities was $83,409 for the three months ended March 31, 2011.  Proceeds from bank loans provided cash of $1.2 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

 (a)      Disclosure controls and procedures

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

As of March 31, 2011, the Company’s management including the CEO and CFO concluded that there have been no material changes to the disclosure control and procedures previously discussed in Part II, Item 9A of the Company's Form 10-K for the year ended December 31, 2010. The Company’s management, including the CEO and CFO, concluded that as of December 31, 2010 the Company's disclosure controls and procedures were not effective because of the material weaknesses described under “Management's Report on Internal Control over Financial Reporting.”  In light of the material weaknesses not having significantly changed since December 31, 2010, the Company’s management concluded that its disclosure controls and procedures were not effective as of March 31, 2011.

To address these material weaknesses, the Company performed additional analyses and other procedures to ensure that in all material respects, the Company’s financial position, the results of its operations and its cash flows for the period presented in this Form 10-Q, in conformity with the accounting principles generally accepted in the United States of America, “GAAP.”

(b)     Management’s report on internal control over financial reporting

The Company’s management, including CEO and CFO, concluded that there have been no changes to the internal controls over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect internal control over financial reporting. As a result, in light of the material weaknesses not having significantly changed since December 31, 2010, the Company’s management concluded that its disclosure controls and procedures were not effective as of March 31, 2011. The Company is in the process of taking the steps necessary for remediation of the material weaknesses identified in previously filed 10-K, and will continue to monitor the effectiveness of these steps.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously discussed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase Program

On March 26, 2007, the Company announced that its Board of Directors had authorized the repurchase of up to $5,000,000 of its common stock from the public market or in private purchases. The terms of the repurchase program permitted the Company to repurchase shares within twelve months and to repurchase shares at a pace at the discretion of management. During the three months ended March 31, 2011, no shares were repurchased in the market.  As of March 31, 2011, the shares repurchased were held under the name of a security firm and presented at line of treasury stock at cost on the balance sheet at March 31, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED.

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

DIGUANG INTERNATIONAL DEVELOPMENT CO., LTD

Dated: June 14, 2011	By:	/s/Yi Song
Yi Song
Chairman and Chief Executive Officer

Dated: June 14, 2011	By:	/s/ Junjiang Li
Harvey Li
Financial Controller